Form 10-Q
period 2018-09-30
Bank7 Corp.
filed 2018-11-14
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-38656

Bank7 Corp.
(Exact name of registrant as specified in its charter)

Oklahoma	20-0763496
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1039 N.W. 63rd Street	73116-7361
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 405-810-8600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒

As of November 14, 2018, the registrant had 10,187,500 shares of common stock, par value $0.01, outstanding.

Bank7 Corp.
Unaudited Consolidated Balance Sheets
(Dollar amounts in thousands)

Assets	September 30, 2018 (unaudited)	December 31, 2017 (see Note 1)

Cash and due from banks	$127,248	$100,054
Interest-bearing time deposits in other banks	29,767	30,168
Loans, net of allowance for loan losses of $7,728 and $7,654 at September 30, 2018 and December 31, 2017, respectively	577,111	555,347
Loans held for sale	-	388
Premises and equipment, net	7,767	9,602
Nonmarketable equity securities	1,055	1,049
Foreclosed assets held for sale	110	100
Goodwill and intangibles	2,046	2,201
Interest receivable and other assets	6,069	4,685

Total assets	$751,173	$703,594

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$222,675	$165,911
Interest-bearing	441,638	459,920

Total deposits	664,313	625,831

Borrowings	-	5,600
Interest payable and other liabilities	4,095	2,987

Total liabilities	668,408	634,418

Shareholders’ equity
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, non-voting, par value $0.01 per share, 20,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized;10,187,500 shares issued and outstanding at September 30, 2018, 7,287,500 shares outstanding at December 31, 2017	102	73
Additional paid-in capital	80,136	6,987
Retained earnings	2,527	62,116

Total shareholders’ equity	82,765	69,176

Total liabilities and shareholders’ equity	$751,173	$703,594

See Notes to Unaudited Consolidated Financial Statements

Bank7 Corp.
Unaudited Consolidated Statements of Income
(Dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest Income
Loans, including fees	$11,082	$10,325	$32,490	$32,051
Interest-bearing time deposits in other banks	147	123	438	416
Interest-bearing deposits in other banks	510	268	1,288	560

Total interest income	11,739	10,716	34,216	33,027

Interest Expense
Deposits	1,881	1,204	4,940	3,208
Other borrowings	57	59	175	177

Total interest expense	1,938	1,263	5,115	3,385

Net Interest Income	9,801	9,453	29,101	29,642

Provision for Loan Losses	-	150	100	1,096

Net Interest Income After Provision for Loan Losses	9,801	9,303	29,001	28,546

Noninterest Income
Secondary market income	95	82	173	133
Service charges on deposit accounts	88	81	261	255
Other	136	219	635	904

Total noninterest income	319	382	1,069	1,292

Noninterest Expense
Salaries and employee benefits	2,082	1,962	6,077	5,600
Furniture and equipment	182	246	491	590
Occupancy	319	301	898	764
Data and item processing	248	222	716	658
Accounting, marketing and legal fees	74	64	218	215
Regulatory assessments	145	130	396	458
Advertising and public relations	63	63	413	264
Travel, lodging and entertainment	260	277	618	772
Other	432	470	1,200	1,296

Total noninterest expense	3,805	3,735	11,027	10,617

Income Before Taxes	6,315	5,950	19,043	19,221
Benefit for income taxes	(395)	-	(395)	-
Net Income	$6,710	$5,950	$19,438	$19,221

Basic earnings per common share	$0.88	$0.82	$2.63	$2.64
Diluted earnings per common share	0.87	0.82	2.62	2.64
Weighted average common shares outstanding - basic	7,634,239	7,287,500	7,404,350	7,287,500
Weighted average common shares outstanding - diluted	7,669,348	7,287,500	7,416,182	7,287,500

See Notes to Unaudited Consolidated Financial Statements

Bank7 Corp.
Unaudited Consolidated Statements of Shareholders’ Equity
(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

Balance at December 31, 2016	$73	$6,987	$48,076	$55,136

Net income	-	-	19,221	19,221

Cash distributions declared, $1.07 per share	-	-	(7,800)	(7,800)

Balance at September 30, 2017	$73	$6,987	$59,497	$66,557

Balance at December 31, 2017	$73	$6,987	$62,116	$69,176

Net income	-	-	19,438	19,438

Common stock issued,net of offering costs	29	50,125	-	50,154

Capital injection	-	137	-	137

Reclassification of undistributed S Corporation earnings	-	22,872	(22,872)	-

Stock-based compensation expense	-	15	-	15

Cash distributions declared, $7.71 per share	-	-	(56,155)	(56,155)

Balance at September 30, 2018	$102	$80,136	$2,527	$82,765

See Notes to Unaudited Consolidated Financial Statements

Bank7 Corp.
Unaudited Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Nine months ended September 30,
	2018	2017

Operating Activities
Net income	$19,438	$19,221
Items not requiring (providing) cash
Depreciation and amortization	602	817
Provision for loan losses	100	1,096
Net increase on other real estate owned	(10)	-
Gain on sales of loans	(173)	(133)
Gain on sale of premises and equipment	(138)	(39)
Cash receipts from the sale of loans originated for sale	6,111	4,973
Cash disbursements for loans originated for sale	(5,550)	(4,682)
Loss on sale of other real estate owned	3	6
Benefit for deferred income tax	(731)	-
Stock-based compensation expense	15	-
Changes in
Interest receivable and other assets	(653)	(139)
Interest payable and other liabilities	1,108	(393)

Net cash provided by operating activities	20,122	20,727

Investing Activities
Maturities of interest-bearing time deposits in other banks	1,393	1,245
Purchases of interest-bearing time deposits in other banks	(992)	(2,241)
Net change in loans	(21,914)	(30,084)
Purchases of premises and equipment	-	(747)
Proceeds from sale of premises and equipment	1,526	-
Purchase of nonmarketable equity securities	(6)	(4)
Proceeds from sale of foreclosed assets	47	160

Net cash used in investing activities	(19,946)	(31,671)

Financing Activities
Net change in deposits	38,482	40,105
Repayment of borrowed funds	(5,600)	(800)
Cash distributions paid	(56,155)	(7,800)
Capital injection	137	-
Net proceeds from issuance of common stock	50,154	-

Net cash provided by financing activities	27,018	31,505

Increase in Cash and Due from Banks	27,194	20,561

Cash and Due from Banks, Beginning of Period	100,054	74,244

Cash and Due from Banks, End of Period	$127,248	$94,805

Supplemental Disclosure of Cash Flows Information
Interest paid	$2,954	$2,095

Supplemental Disclosures of Non-Cash Investing Activities
Foreclosed assets acquired in settlement of loans	$50	$163

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Bank7 Corp. (the "Company"), formerly known as Haines Financial Corp, is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Bank7 (the "Bank").  The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers located in Oklahoma, Kansas, and Texas.  The Bank is subject to competition from other financial institutions.  The Company is subject to the regulation of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position, results of operations, and cash flows of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2017, the date of the prospectus.  The information contained in the financial statements and footnotes included in Company’s prospectus for the year ended December 31, 2017, should be referred to in connection with these unaudited interim consolidated financial statements. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, the Bank and its subsidiary, 1039 NW 63rd, LLC, which holds real estate utilized by the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of other real estate owned, other-than-temporary impairments and fair values of financial instruments.

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Interest-Bearing Time Deposits in Other Banks

Interest-bearing time deposits in other banks totaled $29.8 million and $30.2 million at September 30, 2018 and December 31, 2017, respectively, and have original maturities generally ranging from one to five years.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost.  Trading securities are recorded at fair value with changes in fair value included in earnings.  Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

For debt securities with fair value below amortized cost when the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  The Company had no “available-for-sale” or held to maturity investments as of September 30, 2018 and December 31, 2017.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized over the respective term of the loan.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Past-due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income.  Gains and losses on loan sales are recorded in noninterest income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon the sale of the loan.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay and estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components.  The allocated component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers nonimpaired loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process.  Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral-dependent.

Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.  Accordingly, the Company does not separately identify individual consumer loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

Premises and Equipment

Depreciable assets are stated at cost, less accumulated depreciation.  Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are capitalized and depreciated using the straight-line method over the terms of the estimated useful lives of the improvements.

The estimated useful lives for each major depreciable classification of premises and equipment are as follows:

Buildings and improvements	15–30 years
Furniture and equipment	5–10 years
Aircraft	5-7 years
Automobiles	3–5 years

Non-Marketable Equity Securities

Non-marketable equity securities consist primarily of Federal Home Loan Bank of Topeka (FHLB) stock and Federal Reserve Bank of Kansas City stock and are required investments for financial institutions that are members of the FHLB and Federal Reserve systems.  The required investment in common stock is based on a predetermined formula, carried at cost and evaluated for impairment.

Long-Lived Asset Impairment

The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable.  If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows is expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

No asset impairment was recognized during the three month and nine month periods ended September 30, 2018 and 2017.

Foreclosed Assets Held for Sale

Foreclosed assets held for sale consist of assets acquired through, or in lieu of, loan foreclosure and are initially recorded at fair value, less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount of fair value less costs to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in current operations.

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

Goodwill and Intangible Assets

Goodwill is tested annually for impairment.  If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the accompanying consolidated financial statements.

Other intangible assets consist of core deposit intangible assets and are amortized on a straight-line basis based on an estimated useful life of 10 years.  Such assets are periodically evaluated as to the recoverability of their carrying values.

Segments

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  Discrete financial information is not available other than on a Company-wide basis.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, and establishes a new control-based revenue recognition model for revenue from contracts with customers.  The revenue line items in scope of this ASU have been identified and final assessment is pending; however, the majority of the Company’s financial instruments are not within the scope of Topic 606.  Material revenue streams within the scope of Topic 606 include service charges on deposits.  The guidance in the ASU is effective for reporting periods beginning after December 15, 2018.  Management is still assessing the impact of this ASU; however, based on the revenue streams impacted, it is expected that it will not have a significant impact on the Company’s financial condition and results of operations.  The Company will adopt this ASU in the first quarter of 2019.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  The ASU requires certain equity investments to be measured at fair value with changes recognized in net income.  It also requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purpose and eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value disclosed for financial instruments measured at amortized cost.  The guidance in the ASU is effective for reporting periods beginning after December 15, 2018.  Management is still assessing the impact of this ASU; however, it is expected that it will not have a significant impact on the Company’s financial condition and results of operations.  The Company will adopt this ASU in the first quarter of 2019.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The ASU requires lessees to recognize a lease liability and a right-of-use asset for all leases, excluding short-term leases, at the commencement date.  The guidance in the ASU is effective for reporting periods beginning after December 15, 2019.  Additionally, a modified retrospective transition approach is required for a leases existing at the earliest comparative period presented.  Management is assessing the impact of this ASU; however, it is not expected to have a material impact on the Company’s financial condition, results of operation, or capital position, but will impact the presentation on the balance sheet of the Company’s current operating leases.  The Company will adopt this ASU in the first quarter of 2020.

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326).  The ASU requires the replacement of the current incurred loss model with an expected loss model, referred to as the current expected credit loss (CECL) model.  The guidance in the ASU is effective for reporting periods beginning after December 15, 2020 with a cumulative-effect adjustment to retained earnings required for the first reporting period.  Management is still assessing the impact of this ASU; however, it is expected that it will not have a significant impact on the Company’s financial condition and results of operations as this modifies the calculation of the allowance by accelerating the recognition of losses.  The Company will adopt this ASU in the fourth quarter of 2021.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment.  The ASU amends existing guidance to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.  The guidance in the ASU is effective for reporting periods beginning after December 15, 2021 with prospective application.  Management is still assessing the impact of this ASU; however, it is expected that it will not have a significant impact on the Company’s financial condition and results of operations.  The Company will adopt this ASU in the first quarter of 2022.

Note 2:	Change in Capital Structure

On June 26, 2018, the Company amended and restated its Certificate of Incorporation.  The original Certificate of Incorporation was amended to change the name of the Company from Haines Financial Corp to Bank7 Corp.  In addition, the amendment changed the capital structure to authorize the issuance of 50,000,000 shares of common stock, par value $0.01 per share (the “Common Stock”), 20,000,000 shares of non-voting common stock, par value $0.01 per share (the “Non-voting Common Stock”), and 1,000,000 shares of preferred stock, par value $0.01 per share (the “Preferred Stock”).

The Company completed a 24 to 1 stock split of the Company’s outstanding shares of common stock for shareholders on record as of July 6, 2018.  The stock was payable in the form of a dividend on or about July 9, 2018.  Shareholders received 24 additional shares for each share held.  All share and per share amounts in the consolidated financial statements and related notes have been retroactively adjusted to reflect this stock split for all periods presented.

Initial Public Offering

On September 24, 2018, the Company completed the initial public offering of its common stock.  In connection with the Company’s initial public offering, the Company sold and issued 2,900,000 shares of common stock at $19 per share.  After deducting the underwriting discounts and offering expenses, the Company received total net proceeds of $50.1 million from the initial public offering.

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

In connection with the initial public offering, the Company terminated its S Corporation status and became a taxable entity (“C Corporation”) on September 24, 2018. As such, any periods prior to September 24, 2018 will only reflect an effective state income tax rate. As a result of the termination of S Corporation status, we increased our deferred tax asset and recorded a tax benefit of $731,000. The deferred tax asset is the result of timing differences in the recognition of income/deductions for GAAP and tax purposes.

Net deferred tax assets are included in other assets and no valuation allowance is considered necessary.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to U.S. federal or state tax examinations for years before 2014.

Note 3:	Restriction on Cash and Due from Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank of Kansas City.  The reserve required at September 30, 2018 was $16.4 million.

Note 4:	Earnings Per Common Share

Earnings per common share is computed using the two-class method prescribed by ASC 260, Earnings Per Share. Using the two class method, basic earnings per common share is computed based upon net income divided by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of additional potential common shares issuable, such as through the exercise of stock options or warrants.  The Company did not have any potential common shares issuable for the three and nine month periods ended September 30, 2017 and year ended December 31, 2017.

The following table shows the computation of basic and diluted earnings per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
(Dollars in thousands, except per share amounts)
Numerator
Net income	$6,710	$5,950	$19,438	$19,221

Denominator
Denominator for basic earnings per common share	7,634,239	7,287,500	7,404,350	7,287,500
Dilutive effect of stock compensation	35,109	-	11,832	-
Denominator for diluted earnings per share	7,669,348	7,287,500	7,416,182	7,287,500

Earnings per common share
Basic	$0.88	$0.82	$2.63	$2.64
Diluted	$0.87	$0.82	$2.62	$2.64

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

Note 5:	Loans and Allowance for Loan Losses

A summary of loans at September 30, 2018 and December 31, 2017 are as follows (dollars in thousands):

	September 30, 2018	December 31, 2017

Real estate	$328,876	$323,216
Commercial	229,480	205,229
Agricultural	25,963	33,760
Consumer	2,372	2,372

Gross loans	586,691	564,577

Less allowance for loan losses	(7,728)	(7,654)
Less deferred loan fees	(1,852)	(1,576)

Net loans	$577,111	$555,347

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended September 30, 2018 and 2017 (dollars in thousands):

	Real Estate	Commercial	Agricultural	Consumer	Total

September 30, 2018
Balance, beginning of period	$4,337	$3,010	$324	$30	$7,701

Charge-offs	(2)	(12)	-	-	(14)
Recoveries	1	39	1	-	41

Net charge-offs	(1)	27	1	-	27

Provision (credit) for loan losses	(4)	(14)	17	1	-

Balance, end of period	$4,332	$3,023	$342	$31	$7,728

	Real Estate	Commercial	Agricultural	Consumer	Total

September 30, 2017
Balance, beginning of period	$4,017	$2,909	$442	$37	$7,405

Charge-offs	-	(55)	-	(14)	(69)
Recoveries	9	1	-	-	10

Net charge-offs	9	(54)	-	(14)	(59)

Provision (credit) for loan losses	363	(267)	42	12	150

Balance, end of period	$4,389	$2,588	$484	$35	$7,496

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Real Estate	Commercial	Agricultural	Consumer	Total

September 30, 2018
Balance, beginning of period	$4,382	$2,782	$458	$32	$7,654

Charge-offs	(28)	(74)	-	-	(101)
Recoveries	5	69	1	1	75

Net charge-offs	(23)	(5)	1	1	(26)

Provision (credit) for loan losses	(27)	246	(117)	(2)	100

Balance, end of period	$4,332	$3,023	$342	$31	$7,728

	Real Estate	Commercial	Agricultural	Consumer	Total

September 30, 2017
Balance, beginning of period	$3,754	$2,512	$537	$70	$6,873

Charge-offs	(199)	(295)	-	(13)	(507)
Recoveries	24	6	-	4	34

Net charge-offs	(175)	(289)	-	(9)	(473)

Provision (credit) for loan losses	810	365	(53)	(26)	1,096

Balance, end of period	$4,389	$2,588	$484	$35	$7,496

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

The following table presents, by portfolio segment, the balance in allowance for loan losses and the gross loans based upon portfolio segment and impairment method as of September 30, 2018 and December 31, 2017 (dollars in thousands).

	Real Estate	Commercial	Agricultural	Consumer	Total

September 30, 2018
Allowance Balance
Ending balance individually evaluated for impairment	$-	$14	$-	$1	$15
Collectively evaluated for impairment	4,332	3,009	342	30	7,713

Total	$4,332	$3,023	$342	$31	$7,728

Gross Loans
Ending balance individually evaluated for impairment	$1,563	$8,051	$-	$4	$9,618
Collectively evaluated for impairment	327,313	221,429	25,963	2,368	577,073

Total	$328,876	$229,480	$25,963	$2,372	$586,691

December 31, 2017
Allowance Balance
Ending balance individually evaluated for impairment	$300	$22	$64	$10	$396
Collectively evaluated for impairment	4,082	2,760	394	22	7,258

Total	$4,382	$2,782	$458	$32	$7,654

Gross Loans
Ending balance individually evaluated for impairment	$1,517	$1,031	$1,893	$15	$4,456
Collectively evaluated for impairment	321,699	204,198	31,867	2,357	560,121

Total	$323,216	$205,229	$33,760	$2,372	$564,577

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

Internal Risk Categories

Risk characteristics applicable to each segment of the loan portfolio are described as follows:

Real Estate – The real estate portfolio consists of residential and commercial properties.  Residential loans are generally secured by owner occupied 1–4 family residences.  Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers.  Credit risk in these loans can be impacted by economic conditions within the Company’s market areas that might impact either property values or a borrower’s personal income.  Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.  Commercial real estate loans in this category typically involve larger principal amounts and are repaid primarily from the cash flow of a borrower’s principal business operation, the sale of the real estate or income independent of the loan purpose.  Credit risk in these loans is driven by the creditworthiness of a borrower, property values, the local economy and other economic conditions impacting a borrower’s business or personal income.

Commercial – The commercial portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions.  The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation.  Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations.

Agricultural – Loans secured by agricultural assets are generally made for the purpose of acquiring land devoted to crop production, cattle or poultry or the operation of a similar type of business on the secured property.  Sources of repayment for these loans generally include income generated from operations of a business on the property, rental income or sales of the property.  Credit risk in these loans may be impacted by crop and commodity prices, the creditworthiness of a borrower, and changes in economic conditions which might affect underlying property values and the local economies in the Company’s market areas.

Consumer – The consumer loan portfolio consists of various term and line of credit loans such as automobile loans and loans for other personal purposes.  Repayment for these types of loans will come from a borrower’s income sources that are typically independent of the loan purpose.  Credit risk is driven by consumer economic factors, such as unemployment and general economic conditions in the Company’s market area and the creditworthiness of a borrower.

Loan grades are numbered 1 through 4.  Grade 1 is considered satisfactory.  The grades of 2 and 3, or Watch and Special Mention, respectively, represent loans of lower quality and are considered criticized.  Grade of 4, or Substandard, refers to loans that are classified.

•
Grade 1 (Pass) – These loans generally conform to Bank policies, and are characterized by policy conforming advance rates on collateral, and have well-defined repayment sources. In addition, these credits are extended to Borrowers and/or Guarantors with a strong balance sheet and either substantial liquidity or a reliable income history.

•
Grade 2 (Watch) – These loans are still considered “Pass” credits; however, various factors such as industry stress, material changes in cash flow or financial conditions, or deficiencies in loan documentation, or other risk issues determined by the Lending Officer, Commercial Loan Committee (CLC), or Credit Quality Committee (CQC) warrant a heightened sense and frequency of monitoring.

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

•
Grade 3 (Special Mention) – These loans must have observable weaknesses or evidence imprudent handling or structural issues. The weaknesses require close attention and the remediation of those weaknesses is necessary. No risk of probable loss exists. Credits in this category are expected to quickly migrate to a “2” or a “4” as this is viewed as a transitory loan grade.

•
Grade 4 (Substandard) – These loans are not adequately protected by the sound worth and debt service capacity of the Borrower, but may be well secured. They have defined weaknesses relative to cash flow, collateral, financial condition, or other factors that might jeopardize repayment of all of the principal and interest on a timely basis. There is the possibility that a future loss will occur if weaknesses are not remediated.

The Company evaluates the definitions of loan grades and the allowance for loan losses methodology on an ongoing basis.  No changes were made to either during period ended September 30, 2018.

The following table presents the credit risk profile of the Company’s loan portfolio based on internal rating category as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	Real Estate	Commercial	Agricultural	Consumer	Total

September 30, 2018
Grade
1 (Pass)	$308,141	$216,959	$25,079	$2,368	$552,547
2 (Watch)	15,594	4,470	623	-	20,687
3 (Special Mention)	3,578	-	261	-	3,839
4 (Substandard)	1,563	8,051	-	4	9,618

Total	$328,876	$229,480	$25,963	$2,372	$586,691

	Real Estate	Commercial	Agricultural	Consumer	Total

December 31, 2017
Grade
1 (Pass)	$296,828	$192,287	$31,676	$2,358	$523,149
2 (Watch)	17,744	7,764	90	-	25,598
3 (Special Mention)	7,126	4,147	101	-	11,374
4 (Substandard)	1,518	1,031	1,893	14	4,456

Total	$323,216	$205,229	$33,760	$2,372	$564,577

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	Past Due						Total Loans > 90 Days & Accruing
	30–59 Days	60–89 Days	Greater than 90 Days	Total	Current	TotalLoans

September 30, 2018
Real estate	$89	$-	$-	$89	$328,787	$328,876	$-
Commercial	-	208	-	208	229,272	229,480	-
Agricultural	-	-	-	-	25,963	25,963	-
Consumer	-	-	-	-	2,372	2,372	-

Total	$89	$208	$-	$297	$586,394	$586,691	$-

December 31, 2017
Real estate	$47	$-	$111	$158	$323,058	$323,216	$-
Commercial	2	-	-	2	205,227	205,229	-
Agricultural	-	-	-	-	33,760	33,760	-
Consumer	7	-	-	7	2,365	2,372	-

Total	$56	$-	$111	$167	$564,410	$564,577	$-

The following table presents impaired loans as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
						Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
September 30, 2018
Real estate	$1,563	$1,563	$-	$1,563	$-	$1,538	$31	$1,717	$89
Commercial	8,271	8,024	27	8,051	14	8,231	141	6,933	425
Agricultural	-	-	-	-	-	-	-	197	-
Consumer	9	-	4	4	1	5	-	8	1

Total	$9,843	$9,587	$31	$9,618	$15	$9,774	$172	$8,855	$515

						Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
December 31, 2017
Real estate	$1,525	$355	$675	$1,031	$300	$2,048	$47	$3,060	$136
Commercial	1,207	1,477	41	1,517	22	1,255	21	3,991	83
Agricultural	1,908	1,604	290	1,893	64	1,819	113	1,610	96
Consumer	19	-	15	15	10	19	1	23	1

Total	$4,659	$3,436	$1,021	$4,456	$396	$5,141	$182	$8,684	$316

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

Impaired loans include nonperforming loans and also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At September 30, 2018, the Company had $950,000 of commercial loans that were modified in troubled debt restructurings and impaired and $1.5 million of commercial loans that were modified in troubled debt restructurings and impaired as of December 31, 2017.  There were no newly modified troubled debt restructurings during the three and nine month periods ended September 30, 2018 and 2017.

There were no troubled debt restructurings modified in the three months ended September 30, 2018 that subsequently defaulted for the period ended September 30, 2018.

Note 6:	Premises and Equipment

Major classifications of premises and equipment, stated at cost and net of accumulated depreciation are as follows (dollars in thousands):

	September 30, 2018	December 31, 2017

Land, buildings and improvements	$8,282	$8,225
Furniture and equipment	1,622	1,554
Aircraft	-	2,083
Automobiles	782	699
	10,686	12,561
Less accumulated depreciation	(2,919)	(2,959)

Net premises and equipment	$7,767	$9,602

Note 7:	Intangible Assets

The gross carrying amount and accumulated amortization of recognized intangible assets at September 30, 2018 and December 31, 2017 were (dollars in thousands):

	September 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangible	$2,061	$(1,025)	$2,061	$(871)

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

Amortization expense for intangible assets totaled $52,000 for the three months ended September 30, 2018 and 2017, and $155,000 for the nine months ended September 30, 2018 and 2017.  Estimated amortization expense for each of the following five years is as follows (dollars in thousands):

2018	$52
2019	206
2020	206
2021	206
2022	206
Thereafter	160

$1,036

Note 8:	Interest-Bearing Deposits

Interest-bearing time deposits in denominations of $250,000 or more were $57.3 million and $58.7 million at September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018, the scheduled maturities of interest-bearing time deposits were as follows (dollars in thousands):

2018	$34,595
2019	145,733
2020	19,738
Thereafter	3,664

$203,730

Some interest-bearing time deposits are obtained through brokered transactions and the Company participates in the Certificate of Deposit Account Registry Service (“CDARS”).  CDARS deposits totaled $35.1 million at September 30, 2018 and $86.5 million at December 31, 2017.

Note 9:	Letters of Credit

The Bank has entered into an arrangement with the FHLB resulting in the FHLB issuing letters of credit on behalf of the Bank with the resulting beneficiary being certain public funds in connection with these deposits.  Outstanding letters of credit to secure these public funds at September 30, 2018 and December 31, 2017, were $24.6 million and $25.3 million, respectively.  Loans with a collateral value of approximately $61.1 million were used to secure the letters of credit.

Note 10:	Advances and Borrowings

The Bank has a blanket floating lien security agreement with the FHLB with a maximum borrowing capacity of $37.3 million at September 30, 2018, under which the Bank is required to maintain collateral for any advances, including its stock in the FHLB, as well as qualifying first mortgages and other loans.  The Bank had no advances from the FHLB at September 30, 2018 or December 31, 2017.

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

The Company had debt outstanding with The Bankers Bank of $5.6 million at December 31, 2017, secured by certain shares of common stock of the Bank held by the Company.  The purpose of this transaction was to facilitate the purchase of The Montezuma State Bank in 2014 and to inject capital into the Bank. The remaining principal balance of the note, as well as the accrued interest payable, was paid in full in September 2018.

Note 11:	Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under GAAP, regulatory reporting requirements and regulatory capital standards.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Furthermore, the Company’s and the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I , and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of September 30, 2018, that the Bank meets all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of September 30, 2018, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

The Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2018
Total capital (to risk-weighted assets)	$87,915	15.11%	$46,544	8.00%	$58,180	10.00%
Tier I capital (to risk-weighted assets)	$80,646	13.86%	$34,908	6.00%	$46,544	8.00%
Common Equity Tier I capital (to risk-weighted assets)	$80,646	13.86%	$26,181	4.50%	$37,817	6.50%
Tier I capital (to average assets)	$80,646	10.90%	$29,606	4.00%	$37,007	5.00%

As of December 31, 2017
Total capital (to risk-weighted assets)	$79,740	13.83%	$46,123	8.00%	$57,654	10.00%
Tier I capital (to risk-weighted assets)	$72,528	12.58%	$34,593	6.00%	$46,123	8.00%
Common Equity Tier I capital (to risk-weighted assets)	$72,528	12.58%	$25,944	4.50%	$37,475	6.50%
Tier I capital (to average assets)	$72,528	10.53%	$27,549	4.00%	$34,436	5.00%

In July 2013, the federal regulatory authorities issued a new capital rule based, in part, on revisions developed by the Basel Committee on Banking Supervision to the Basel capital framework (Basel III).  The Bank became subject to the new rule effective January 1, 2015.  Generally, the new rule implements higher minimum capital requirements, revises the definition of regulatory capital components and related calculations, adds a new common equity tier 1 capital ratio, implements a new capital conservation buffer, increases the risk weighting for past due loans and provides a transition period for several aspects of the new rule.

The current (new) capital rule provides that, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements.  The buffer is measured relative to risk-weighted assets.  Phase-in of the capital conservation buffer requirements became effective January 1, 2016.  The transition schedule for new ratios, including the capital conservation buffer, is as follows:

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

As of January 1:	2015	2016	2017	2018	2019

Capital conservation buffer	0.00%	0.625%	1.25%	1.875%	2.50%
Minimum total capital plus capital conservation buffer	8.00%	8.625%	9.25%	9.875%	10.50%
Minimum Tier 1 capital plus capital conservation buffer	6.00%	6.625%	7.25%	7.875%	8.50%
Minimum Common Equity Tier 1 capital plus capital conservation buffer	4.50%	5.125%	5.75%	6.375%	7.00%

As fully phased in, a banking organization with a buffer greater than 2.5% would not be subject to additional limits on dividend payments or discretionary bonus payments; however, a banking organization with a buffer less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero.  The new rule also prohibits a banking organization from making dividend payments or discretionary bonus payments if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% as the beginning of that quarter. Eligible net income is defined as net income for the four calendar quarters preceding the current calendar quarter, net of any distributions and associated tax effects not already reflected in net income.  A summary of payout restrictions based on the capital conservation buffer is as follows:

Capital Conservation Buffer (as a % of risk-weighted assets)	Maximum Payout (as a % of eligible retained income)
Greater than 2.5%	No payout limitations applies
≤2.5% and >1.875%	60%
≤1.875% and >1.25%	40%
≤1.25% and >0.625%	20%
≤0.625%	0%

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At September 30, 2018, approximately $35.5 million of retained earnings was available for dividend declaration from the Bank to the Company without prior regulatory approval.

Note 12:	Related Party Transactions

At September 30, 2018 and December 31, 2017, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties) approximating $10.6 million and $6.7 million, respectively.  A summary of these loans is as follows (dollars in thousands):

	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period

For the nine months ended September 30, 2018	$6,684	$6,738	$(2,831)	$10,591
Year ended December 31, 2017	$3,446	$3,684	$(446)	$6,684

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons.  Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

On September 28, 2018, the Bank sold its aircraft subsidiary, 711 Holdings, LLC to a related party of the Company for $1.5 million, resulting in a net gain of $137,000. As this was a common control transaction, the gain is considered a capital injection, and is recognized as such in the consolidated statement of shareholders’ equity.

The Bank leases office and retail banking space in Woodward, Oklahoma from Haines Realty Investments Company, LLC, a related party of the Company.  Lease expense totaled $46,000 for the three months ended September 30, 2018 and 2017, and $138,000 for the nine months ended September 30, 2018 and 2017.  In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Note 13:	Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to the maximum legal limit with the Bank matching up to 5% of the employee’s salary.  Employer contributions charged to expense for the three months ended September 30, 2018 and 2017 totaled $61,000 and $52,000, respectively.  Employer contributions for the nine months ended September 30, 2018 and 2017 totaled $154,000 and $127,000, respectively.

Stock-Based Compensation

The Company adopted a nonqualified incentive stock option plan (the “Bank7 Corp. 2018 Equity Incentive Plan” or “Plan”) in September 2018. The Bank7 Corp. 2018 Equity Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Plan for the three and nine months ended September 30, 2018 was $15,000.

In connection with its IPO in September 2018, the Company granted to employees restricted stock units (RSUs) which vest ratably over five years and stock options which vest ratably over four years.  All RSUs and stock options were granted at the fair value of the common stock at the time of the award.  The RSUs are considered fixed awards as the number of shares and fair value are known at the date of grant and the fair value at the grant date is amortized over the vesting and/or service period.

The Company uses newly issued shares for granting RSUs and stock options.

The following table is a summary of the stock option activity under the Bank7 Corp. 2018 Equity Incentive Plan (dollar amounts in thousands, except per share data):

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Nine Months Ended September 30, 2018
Options Granted	150,000	$19.00
Options Exercised	-	-
Outstanding at September 30, 2018	150,000	$19.00	9.97 Yrs	$38
Exercisable at September 30, 2018	-		-	-

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

Three Months Ended September 30, 2018
Risk-free interest rate	2.69%
Dividend yield	2.20%
Stock price volatility	13.70%
Expected term	4 yrs

The following table summarizes share information about RSUs for the nine months ended September 30, 2018:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Shares granted	130,000	$19.00
Shares settled	-	-
Shares forfeited	-	-
End of the period balance	130,000	$19.00

As of September 30, 2018, there was approximately $2.46 million of unrecognized compensation expense related to 130,000 unvested RSUs and approximately $302,000 of unrecognized compensation expense related to 150,000 unvested stock options.  The stock option expense is expected to be recognized over a weighted average period of four years, and the RSU expense is expected to be recognized over a weighted average period of five years.  As of September 30, 2018, no RSUs or stock options were vested.

Note 14:	Disclosures About Fair Value of Assets and Liabilities

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs.  There is a hierarchy of three levels of inputs that may be used to measure fair value:

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs supported by little or no market activity and significant to the fair value of the assets or liabilities

Recurring Measurements

There were no assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2018 and December 31, 2017 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2018
Impaired loans (collateral- dependent)	$31	$-	$-	$31
Foreclosed assets held for sale	$110	$-	$-	$110
December 31, 2017
Impaired loans (collateral- dependent)	$1,021	$-	$-	$1,021
Foreclosed assets held for sale	$100	$-	$-	$100

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

Collateral-Dependent Impaired Loans, Net of Allowance for Loan Losses

The estimated fair value of collateral-dependent impaired loans is based on fair value, less estimated cost to sell.  Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Company considers evaluation analysis as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.  Values of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by executive management and loan administration.  Values are reviewed for accuracy and consistency by executive management and loan administration.  The ultimate collateral values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.

Foreclosed Assets Held for Sale

Foreclosed assets held for sale are carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the asset is acquired.  Estimated fair value of foreclosed assets is based on appraisals or evaluations.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.

Appraisals of foreclosed assets held for sale are obtained when the asset is acquired and subsequently as deemed necessary by the Company.  Appraisals are reviewed for accuracy and consistency by executive management and loan administration.

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

The following tables presents estimated fair values of the Company’s financial instruments not recorded at fair value at September 30, 2018 and December 31, 2017 (dollars in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
September 30, 2018

Financial Assets
Cash and due from banks	$127,248	$127,248	$-	$-	$127,248
Interest-bearing time deposits in other banks	$29,767	$-	$29,775	$-	$29,775
Loans, net of allowance	$577,111	$-	$576,787	$31	$576,818
Nonmarketable equity securities	$1,055	$-	$1,055	$-	$1,055
Interest receivable	$4,460	$-	$4,460	$-	$4,460

Financial Liabilities
Deposits	$664,313	$-	$663,255	$-	$663,255
Interest payable	$560	$-	$560	$-	$560

December 31, 2017

Financial Assets
Cash and due from banks	$100,054	$100,054	$-	$-	$100,054
Interest-bearing time deposits in other banks	$30,168	$-	$30,176	$-	$30,176
Loans, net of allowance	$555,347	$-	$553,875	$1,021	$554,896
Mortgage loans held for sale	$388	$-	$388	$-	$388
Nonmarketable equity securities	$1,049	$-	$1,049	$-	$1,049
Interest receivable	$3,674	$-	$3,674	$-	$3,674

Financial Liabilities
Deposits	$625,831	$-	$624,855	$-	$624,855
Borrowings	$5,600	$-	$5,600	$-	$5,600
Interest payable	$404	$-	$404	$-	$404

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value:

Cash and Due from Banks, Interest-Bearing Time Deposits in Other Banks, Nonmarketable Equity Securities, Interest Receivable and Interest Payable and Borrowings

The carrying amount approximates fair value.

Loans and Mortgage Loans Held for Sale

The fair value of loans is estimated by discounting the future cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations.

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

Deposits

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates fair value. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at September 30, 2018 or December 31, 2017.

Note 15:	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets.  The following summarizes those financial instruments with contract amounts representing credit risk as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017

Commitments to extend credit	$135,802	$145,888
Financial and performance standby letters of credit	1,625	1,544

	$137,427	$147,432

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Each instrument generally has fixed expiration dates or other termination clauses.  Since many of the instruments are expected to expire without being drawn upon, total commitments to extend credit amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, by the Company upon extension of credit is based on management’s credit evaluation of the customer.  Standby letters of credit are irrevocable conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

Note 16:	Significant Estimates and Concentrations

GAAP requires disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for loan losses are reflected in Note 5 regarding loans.  Current vulnerabilities due to off-balance sheet credit risk are discussed in Note 15.

As of September 30, 2018, hospitality loans were 23% of gross total loans with outstanding balances of $133.8 million and unfunded commitments of $32.4 million; energy loans were 21% of gross total loans with outstanding balances of $121.0 million and unfunded commitments of $29.4 million.

Note 17:	Operating Leases

The Company leases certain of its branch facilities and office equipment under operating leases.  Rental expense for these leases was $114,000 and $98,000 for the three months ended September 30, 2018 and 2017, respectively.  Rental expense for these leases for the nine months ended September 30, 2018 and 2017 totaled $341,000 and $336,000, respectively.

Future minimum rental commitments of branch facilities and office equipment due under non-cancelable operating leases at September 30, 2018, were as follows (dollars in thousands):

2018	$114
2019	456
2020	349
2021	203
Thereafter	47

$1,169

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report and in our prospectus filed with the Securities & Exchange Commission (“SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on September 20, 2018, related to our initial public filing.

Unless the context indicates otherwise, references in this management’s discussion and analysis to “we”, “our”, and “us,” refer to Bank7 Corp. and its consolidated subsidiaries.  All references to “the Bank” refer to Bank7, our wholly owned subsidiary.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements. These forward-looking statements reflect Bank7 Corp.’s current views with respect to, among other things, future events and Bank7 Corp.’s financial performance. Any statements about Bank7 Corp.’s expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Any or all of the forward-looking statements in (or conveyed orally regarding) this presentation may turn out to be inaccurate. The inclusion of or reference to forward-looking information in this presentation should not be regarded as a representation by Bank7 Corp. or any other person that the future plans, estimates or expectations contemplated by Bank7 Corp. will be achieved. Bank7 Corp. has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that Bank7 Corp. believes may affect its financial condition, results of operations, business strategy and financial needs. Bank7 Corp.’s actual results could differ materially from those anticipated in such forward-looking statements as a result of risks, uncertainties and assumptions that are difficult to predict. Factors that could cause such differences are discussed in the section titled “Risk Factors” and those contained in our prospectus filed with the SEC on September 20, 2018 pursuant to Rule 424(b) of the Securities Act of 1933, as amended. If one or more events related to these or other risks or uncertainties materialize, or if Bank7 Corp.’s underlying assumptions prove to be incorrect, actual results may differ materially from what Bank7 Corp. anticipates. You are cautioned not to place undue reliance on forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and Bank7 Corp. undertakes no obligation to update or revise any forwardlooking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required by law. All forward-looking statements herein are qualified by these cautionary statements.

General

We are Bank7 Corp., a bank holding company headquartered in Oklahoma City, Oklahoma. Through our wholly-owned subsidiary, Bank7, we operate seven full-service branches in Oklahoma, the Dallas/Fort Worth, Texas metropolitan area and Kansas. We are focused on serving business owners and entrepreneurs by delivering fast, consistent and well-designed loan and deposit products to meet their financing needs. We intend to grow organically by selectively opening additional branches in our target markets and we will also pursue strategic acquisitions.

As a bank holding company, we generate most of our revenue from interest income on loans and from short-term investments.  The primary source of funding for our loans and short-term investments are deposits held by our subsidiary, Bank7.  We measure our performance by our return on average assets, return on average equity, earnings per share, capital ratios, and our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income.

As of September 30, 2018, we had total assets of $751.2 million, total loans of $584.8 million, total deposits of $664.3 million and total shareholders’ equity of $82.8 million.  In September 2018, in conjunction with our initial public offering, the Company terminated its status as an S Corporation and elected to be treated as a C Corporation.  As this termination occurred at the end of the third quarter, we have presented information as pre-tax and pro forma numbers in the non-GAAP reconciliation below.

Our Initial Public Offering

Our initial public offering, or IPO, closed on September 24, 2018 and a total of 2,900,000 shares of common stock were sold at $19.00 per share. After deducting underwriting discounts and offering expenses, the Company received total net proceeds of $50.1 million from the initial public offering and the exercise of the underwriter option. Upon completion of the IPO, the Company became a publicly traded company with our common stock listed on The NASDAQ Global Select Market under the symbol “BSVN”.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Our accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, we also evaluate our performance based on certain additional financial measures discussed in this Form 10-Q as being non-GAAP financial measures. We classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.

The non-GAAP financial measures that we discuss in this Form 10-Q should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in this Form 10-Q may differ from that of other companies reporting measures with similar names. It is important to understand how other banking organizations calculate their financial measures with names similar to the non-GAAP financial measures we have discussed in this communication when comparing such non-GAAP financial measures.

Exclusion of loan fee income. We calculate (1) yield on loans (excluding loan fee income) as interest income on loans less loan fee income divided by average total loans and (2) net interest margin (excluding loan fee income) as net interest income less loan fee income divided by average interest-earning assets. The most directly comparable GAAP financial measure for yield on loans (excluding loan fee income) is yield on loans and for net interest margin (excluding loan fee income) is net interest margin. The following table reconciles, as of the dates set forth below, yield on loans (excluding loan fee income) to yield on loans and net interest margin (excluding loan fee income) to net interest margin: The most directly comparable GAAP financial measure for yield on loans (excluding loan fee income) is yield on loans and for net interest margin (excluding loan fee income) is net interest margin. The following table reconciles, as of the dates set forth below, yield on loans (excluding loan fee income) to yield on loans and net interest margin (excluding loan fee income) to net interest margin.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Loan interest income (excluding loan fees)
Total loan interest income, including loan fee income	$11,082	$10,325	$32,490	$32,051
Loan fee income	(943)	(1,765)	(3,893)	(7,599)
Loan interest income excluding loan fee income	$10,139	$8,560	$28,597	$24,452

Average total loans	$596,450	$541,444	$578,205	$535,607
Yield on loans (including loan fee income)	7.43%	7.63%	7.49%	7.98%
Yield on loans (excluding loan fee income)	6.80%	6.32%	6.59%	6.09%

Net interest margin (excluding loan fees)
Net interest income	$9,801	$9,453	$29,101	$29,642
Loan fee income	(943)	(1,765)	(3,893)	(7,599)
Net interest income excluding loan fees	$8,858	$7,688	$25,208	$22,043

Average earning assets	$731,140	$653,419	$708,875	$640,316
Net interest margin (including loan fee income)	5.36%	5.79%	5.47%	6.17%
Net interest margin (excluding loan fee income)	4.85%	4.71%	4.74%	4.59%

Pre-tax, pre-provision net earnings is defined as income before taxes and provision for loan losses.  We believe the most directly comparable GAAP financial measure is income before taxes.  Disclosure of this measure enables you to compare our operations to those of other banking companies before consideration of taxes and provision expense, which some investors may consider to be a more appropriate comparison given our S Corporation status and recaptures from the allowance for loan losses.  We calculate our pro forma provision for income taxes and pro-forma net income, return on average assets, return on average equity, and per share amounts by using a combined C Corporation effective tax rate for federal and state income taxes of 25% in 2018 and 37.4% in 2017.  This calculation reflects only the change in our status as an S Corporation and does not give any effect to any other transaction.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Pre-tax, pre-provision net earnings
Net income before income taxes	$6,315	$5,950	$19,043	$19,221
Plus: Provision (reversal of) for loan losses	-	(150)	(100)	(1,096)
Pre-tax, pre-provision net earnings	$6,315	$6,100	$19,143	$20,317

Pro forma provision for income tax
Net income before income taxes	$6,315	$5,950	$19,043	$19,221
Total effective pro forma tax rate	25.0%	37.4%	25.0%	37.4%
Pro forma provision for income taxes	$1,579	$2,222	$4,764	$7,179

Pro forma net income
Net income before income taxes	$6,315	$5,950	$19,043	$19,221
Pro forma provision for income taxes	1,579	2,222	4,764	7,179
Pro forma net income	$4,736	$3,728	$14,279	$12,042

Pro forma ratios and per share data
Pro forma net income (numerator)	$4,736	$3,728	$14,279	$12,042

Average assets (denominator)	$742,283	$659,413	$718,474	$646,395
Pro forma return on average assets	2.55%	2.26%	2.65%	2.48%

Average stockholders' equity (denominator)	$80,064	$65,641	$75,710	$61,941
Pro forma return on average stockholders' equity	23.66%	22.72%	25.15%	25.92%

Weighted average common shares outstanding basic (denominator)	7,634,239	7,287,500	7,404,350	7,287,500
Pro forma net income per common share--basic	$0.62	$0.51	$1.93	$1.65

Weighted average common shares outstanding diluted (denominator)	7,669,348	7,287,500	7,416,182	7,287,500
Pro forma net income per common share--diluted	$0.62	$0.51	$1.93	$1.65

Tangible Book Value Per Share. We calculate (1) tangible equity as total shareholders’ equity less goodwill and other intangibles; and (2) tangible book value per share as tangible equity divided by our shares outstanding at the end of the relevant period. The most directly comparable GAAP financial measure for tangible book value per share is book value per share.

Tangible Shareholders’ Equity to Tangible Assets. We calculate (1) tangible assets as total assets less goodwill and other intangibles; and (2) tangible shareholders’ equity to tangible assets as tangible equity (as defined in the preceding paragraph) divided by tangible assets at the end of the relevant period. The most directly comparable GAAP financial measure for tangible shareholders’ equity to tangible assets is total shareholders’ equity to total assets.

We believe that tangible book value per share and tangible shareholders’ equity to tangible assets are measures that are important to many investors in the marketplace who are interested in changes from period to period in our shareholders’ equity exclusive of changes in intangible assets. Intangible assets have the effect of increasing total shareholders’ equity while not increasing our tangible book value per share or tangible shareholders’ equity to tangible assets. The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible shareholders’ equity, total assets to tangible assets and presents tangible book value per share compared to book value per share and tangible shareholders’ equity to tangible assets to total shareholders’ equity to total assets:

	September 30,
(Dollars in thousands, except per share data)	2018	2017
Tangible stockholders' equity
Total stockholders' equity	$82,765	$66,557
Less: Goodwill and other intangibles	(2,046)	(2,252)
Tangible stockholders' equity	$80,719	$64,305

Tangible assets
Total assets	$751,173	$664,104
Less: Goodwill and other intangibles	(2,046)	(2,252)
Tangible assets	$749,127	$661,852

Tangible stockholders' equity
Tangible stockholders' equity (numerator)	$80,719	$64,305
Tangible assets (denominator)	$749,127	$661,852
Tangible common equity to tangible assets	10.78%	9.72%

End of period common shares outstanding	10,187,500	7,287,500
Book value per share	$8.12	$9.13
Tangible book value per share	$7.92	$8.82
Total shareholders' equity to total assets	11.0%	10.0%

Results of Operations

Performance Summary. For the third quarter of 2018 the Company reported pre-tax income of $6.3 million, compared to pre-tax income of $5.9 million for the third quarter of 2017.  For the third quarter of 2018, interest income increased by $1,023,000, compared to the third quarter of 2017.  Our strong loan growth, combined with increased loan yields enabled us to offset an $822,000 decrease in non-recurring loan fee income compared to the third quarter of 2017.  For the third quarter of 2018, average total loans were $596.5 million as compared to $541.4 million for the third quarter of 2017.  For the third quarter of 2018, yield on loans was 7.4% as compared to 7.6% for the third quarter of 2017.

Pre-tax return on average assets was 3.40% for the third quarter of 2018, as compared to 3.61% for the same period in 2017.  The pre-tax return on average equity was 31.55% for the third quarter of 2018, as compared to 36.26% a year ago.  The efficiency ratio was 38.10% for the third quarter of 2018, as compared to 37.97% for the same period in 2017.

For the nine months ended September 30, 2018, the Company reported pre-tax income of $19.0 million as compared to pre-tax income of $19.2 million for the same period of 2017.  For the nine months ended September 30, 2018, interest income increased by $439,000, compared to the same period in 2017.  For the nine months ended 2018, non-recurring loan fee income was reduced by $3.9 million as compared to the same period in 2017.  We also incurred $1.0 million less in loan loss provision expense as compared to the same period in 2017.  Our strong loan growth and increased loan yields enabled us to offset this $2.9 million decrease in revenue net of loan loss provision.  Average total loans were $578.2 million for the nine months ended 2018 as compared $535.6 million for the same period in 2017.  Yield on loans, excluding loan fee income, for the nine months ended 2018 was 6.6% as compared to 6.1% for the same period in 2017.

The pre-tax return on average assets was 3.53% for the first nine months of 2018, as compared to 3.96% for the same period in 2017.  The pre-tax return on average equity was 25.15% for the first nine months of 2018, as compared to 25.92% for the same period in 2017.  The efficiency ratio was 33.54% for the first nine months of 2018, as compared to 41.38% for the same period in 2017.

Net Interest Income and Net Interest Margin Excluding Loan Fee Income. Due to higher levels of nonrecurring loan fee income in 2017, we have illustrated our net interest margin below, excluding loan fee income.  Net interest income, representing interest income less interest expense, was the primary contributor to income and earnings for the periods shown below. Interest income is generated from interest earned on loans, dividends, and interest earned on deposits at other institutions.  Interest expense is incurred on interest-bearing liabilities including deposits and other borrowings. Net interest income is evaluated by measuring (i) the yield on loans and other interest-earning assets, (ii) the costs of deposits and other funding sources and (iii) net interest margin. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets.

Changes in market interest rates on interest-earning assets, or paid by us on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities, are usually the largest drivers of periodic changes in net interest margin and net interest income.

The following table presents, for the periods indicated, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates;(iii) net interest income; and (iv) the net interest margin.

	Net Interest Margin Excluding Loan Fee Income
	For the Three Months Ended September 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments(1)	$133,322	$657	1.97%	$110,632	$391	1.41%
Investment securities(2)	1,053	—	0.00	1,046	—	0.00
Loans held for sale	315	—	0.00	297	—	0.00
Total loans(3)	596,450	10,139	6.80	541,444	8,560	6.32
Total interest-earning assets	731,140	10,796	5.91	653,419	8,951	5.48
Noninterest-earning assets	11,143			5,994
Total assets	$742,283			$659,413

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$261,013	1,019	1.56%	$215,281	507	0.94%
Time deposits	207,800	862	1.66	227,866	697	1.22
Total interest-bearing deposits	468,813	1,881	1.60	443,147	1,204	1.09
Other borrowings	4,487	57	5.08	5,600	59	4.21
Total interest-bearing liabilities	473,300	1,938	1.64	448,747	1,263	1.13

Noninterest-bearing liabilities:
Noninterest-bearing deposits	184,994			142,092
Other noninterest-bearing liabilities	3,925			2,933
Total noninterest-bearing liabilities	188,916			145,025
Shareholders’ equity	80,064			65,641
Total liabilities and shareholders’ equity	$742,283			$659,413

Net interest income excluding loan fee income		$8,858			$7,688
Net interest spread excluding loan fee income(4)			4.27%			4.35%
Net interest margin excluding loan fee income			4.85%			4.71%

(1)	Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for FHLB and FRB stock.

(3)	Non-accrual loans are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

For the third quarter of 2018, excluding non-recurring loan fee income, interest income on interest earning assets was $10.8 million, an increase of $1.8 million, or 20.6% as compared to the same period in 2017.  Net interest income, excluding non-recurring loan fee income was $8.9 million, an increase of $1.2 million, or 15.2% as compared to the same period in 2017.

For the third quarter of 2018, excluding non-recurring loan fee income, the yield on total loans was 6.8%, an increase of 48 basis points as compared to the same period in 2017.  For the third quarter of 2018, excluding non-recurring loan fee income, the net interest margin was 4.85%, an increase of 14 basis points as compared to the same period in 2017.

	Net Interest Margin Excluding Loan Fee Income
	For the Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments(1)	$129,413	$1,726	1.78%	$103,465	$976	1.26%
Investment securities(2)	1,051	—	0.00	1,045	—	0.00
Loans held for sale	206	—	0.00	199	—	0.00
Total loans(3)	578,205	28,597	6.59	535,607	24,452	6.09
Total interest-earning assets	708,875	30,323	5.70	640,316	25,428	5.29
Noninterest-earning assets	9,599			6,079
Total assets	$718,474			$646,395

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$235,088	2,425	1.38%	$256,560	1,714	0.89%
Time deposits	227,885	2,515	1.47	185,001	1,494	1.08
Total interest-bearing deposits	462,973	4,940	1.42	441,561	3,208	0.97
Other borrowings	4,882	175	4.78	5,788	177	4.08
Total interest-bearing liabilities	467,855	5,115	1.46	447,349	3,385	1.01

Noninterest-bearing liabilities:
Noninterest-bearing deposits	171,182			134,489
Other noninterest-bearing liabilities	3,726			2,616
Total noninterest-bearing liabilities	174,908			137,105
Shareholders’ equity	75,710			61,941
Total liabilities and shareholders’ equity	$718,474			$646,395

Net interest income excluding loan fee income		$25,208			$22,043
Net interest spread excluding loan fee income (4)			4.24%			4.28%
Net interest margin excluding loan fee income			4.74%			4.59%

(1)	Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for FHLB and FRB stock.

(3)	Non-accrual loans are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

For the nine months ended September 2018, excluding non-recurring loan fee income, interest income on interest earning assets was $30.3 million, an increase of $4.9 million, or 19.3% as compared to the same period in 2017.  For the nine months ended September 30, 2018, excluding non-recurring loan fee income, net interest income was $25.2 million, an increase of $3.2 million, or 14.4% as compared to the same period in 2017.

For the nine months ended September 2018, excluding non-recurring loan fee income, the yield on total loans was 6.59%, an increase of 50 basis points as compared to the same period in 2017.  For the nine months ended September 2018, excluding non-recurring loan fee income, the net interest margin was 4.74%, an increase of 15 basis points as compared to the same period in 2017.

Net Interest Income and Net Interest Margin Including Loan Fee Income. Net interest income, representing interest income less interest expense, was the primary contributor to income and earnings for the periods shown Interest income is generated from interest earned on loans, dividends, and interest earned on deposits at other institutions.  Interest expense is incurred on interest-bearing liabilities including deposits and other borrowings. Net interest income is evaluated by measuring (i) yield on loans and other interest-earning assets, (ii) the costs of deposits and other funding sources and (iii) net interest margin. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets.

Changes in market interest rates and interest rates earned on interest-earning assets or paid on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities, are usually the largest drivers of periodic changes in net interest margin and net interest income.

The following table presents, for the periods indicated, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates;(iii) net interest income; and (iv) the net interest margin.

	Net Interest Margin with Loan Fee Income
	For the Three Months Ended September 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments(1)	$133,322	$657	1.97%	$110,632	$391	1.41%
Investment securities(2)	1,053	—	0.00	1,046	—	0.00
Loans held for sale	315	—	0.00	297	—	0.00
Total loans(3)	596,450	11,082	7.43	541,444	10,325	7.63
Total interest-earning assets	731,140	11,739	6.42	653,419	10,716	6.56
Noninterest-earning assets	11,143			5,994
Total assets	$742,283			$659,413

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$261,013	1,019	1.56%	$215,281	507	0.94%
Time deposits	207,800	862	1.66	227,866	697	1.22
Total interest-bearing deposits	468,813	1,881	1.60	443,147	1,204	1.09
Other borrowings	4,487	57	5.08	5,600	59	4.21
Total interest-bearing liabilities	473,300	1,938	1.64	448,747	1,263	1.13

Noninterest-bearing liabilities:
Noninterest-bearing deposits	184,994			142,092
Other noninterest-bearing liabilities	3,925			2,933
Total noninterest-bearing liabilities	188,916			145,025
Shareholders’ equity	80,064			65,641
Total liabilities and shareholders’ equity	$742,283			$659,413

Net interest income including loan fee income		$9,801			$9,453
Net interest spread including loan fee income (4)			4.78%			5.43%
Net interest margin including loan fee income			5.36%			5.79%

(1)	Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for FHLB and FRB stock.

(3)	Non-accrual loans are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

For the third quarter of 2018, including loan fee income, interest income on earning assets was $11.7 million, an increase of $1.0 million, or 9.6% as compared to the same period in 2017.  For the third quarter of 2018, including loan fee income, net interest income was $9.8 million, a $348,000 increase, or 3.7% as compared to the same period in 2017.

For the third quarter of 2018, including loan fee income, the yield on total loans was 7.43%, a decrease of 20 basis points as compared to the same period in 2017.  For the third quarter of 2018, including loan fee income, the net interest margin was 5.36%, a decrease of 43 basis points as compared to the same period in 2017.

	Net Interest Margin with Loan Fee Income
	For the Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments(1)	$129,413	$1,726	1.78%	$103,465	$976	1.26%
Investment securities(2)	1,051	—	0.00	1,045	—	0.00
Loans held for sale	206	—	0.00	199	—	0.00
Total loans(3)	578,205	32,490	7.49	535,607	32,051	7.98
Total interest-earning assets	708,875	34,216	6.44	640,316	33,027	6.88
Noninterest-earning assets	9,599			6,079
Total assets	$718,474			$646,395

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$235,088	2,425	1.38%	$256,560	1,714	0.89%
Time deposits	227,885	2,515	1.47	185,001	1,494	1.08
Total interest-bearing deposits	462,973	4,940	1.42	441,561	3,208	0.97
Other borrowings	4,882	175	4.78	5,788	177	4.08
Total interest-bearing liabilities	467,855	5,115	1.46	447,349	3,385	1.01

Noninterest-bearing liabilities:
Noninterest-bearing deposits	171,182			134,489
Other noninterest-bearing liabilities	3,724			2,616
Total noninterest-bearing liabilities	174,909			137,105
Shareholders’ equity	75,710			61,941
Total liabilities and shareholders’ equity	$718,474			$646,395

Net interest income including loan fee income		$29,101			$29,642
Net interest spread including loan fee income (4)			4.98%			5.87%
Net interest margin including loan fee income			5.47%			6.17%

(1)	Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for FHLB and FRB stock.

(3)	Non-accrual loans are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

For the first nine months of 2018, including loan fee income, interest income on earning assets totaled $34.2 million, an increase of $1.2 million, or 3.6% as compared to the same period of 2017.  For the first nine months of 2018, including loan fee income, net interest income was $29.1 million, a decrease of $541,000, or 1.8% as compared to the same period in 2017.

For the first nine months of 2018, including loan fee income, the yield on total loans was 7.49%, a decrease of 49 basis points as compared to the same period in 2017.  For the first nine months of 2018, including loan fee income, the net interest margin was 5.47%, a decrease of 70 basis points as compared to the same period in 2017.

Increases and decreases in interest income and interest expense result from changes in average balances, or volume, of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following tables set forth the effects of changing rates and volumes on our net interest income during the period shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (change in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).

	Analysis of Changes in Interest Income and Expenses
	For the Three Months Ended September 30, 2018 over 2017
	Change due to:
	Volume(1)	Rate(1)	Interest Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$81	$185	$266
Total loans	1,058	(301)	757
Total increase in interest income	1,139	(116)	1,023

Increase (decrease) in interest expense:
Deposits
Transaction accounts	109	403	512
Time deposits	(62)	227	165
Total interest-bearing deposits	47	630	677
Other borrowings	(12)	10	(2)
Total increase in interest expense	35	640	675

Increase (Decrease) in net interest income	$1,104	$(756)	$348

	Analysis of Changes in Interest Income and Expenses
	For the Nine Months Ended September 30, 2018 over 2017
	Change due to:
	Volume(1)	Rate(1)	Interest Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$244	$506	$750
Total loans	2,542	(2,103)	439
Total increase in interest income	2,786	(1,597)	1,189

Increase (decrease) in interest expense:
Deposits
Transaction accounts	(143)	854	711
Time deposits	345	676	1,021
Total interest-bearing deposits	202	1,530	1,732
Other borrowings	(28)	26	(2)
Total increase in interest expense	174	1,556	1,730

Increase (decrease) in net interest income	$2,612	$(3,153)	$(541)

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. We establish an allowance for loan losses (“Allowance”) through charges to earnings, which are shown in the statements of income as the provision for loan losses. Specifically identifiable and quantifiable known losses are charged off against the allowance. The provision for loan losses is determined by conducting a quarterly evaluation of the adequacy of our allowance and applying the shortfall or excess, if any, to the current quarter’s expense. See the discussion under “—Critical Accounting Policies and Estimates—Allowance for Loan and Lease Losses.” This has the effect of creating variability in the amount and frequency of charges to our earnings. The provision for loan losses and level of allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in our market areas.

The allowance as of September 30, 2018 was $7.7 million compared to $7.5 million as of September 30, 2017, and the increase of $232,000, or 3.0%, was primarily due to an increase in our total loan portfolio. The allowance as a percentage of loans was 1.32% at September 30, 2018 as compared to 1.41% at September 30, 2017.

Noninterest Income

Noninterest income for the three months ended September 30, 2018 was $319,000 compared to $382,000 for the same period in 2017, a decrease of $63,000, or 16.5%.  The primary reason for the decrease relates to the sale of our mortgage servicing portfolio at the end of 2017, representing $39,000 of the $83,000 decrease in other income and fees.  The following table sets forth the major components of our noninterest income for the three months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,
	2018	2017	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$88	$81	$7	8.64%
Secondary market income	95	82	13	15.85
Other income and fees	136	219	(83)	(37.90)
Total noninterest income	$319	$382	$(63)	(16.49%)

Noninterest income for the nine months ended September 30, 2018 was $1.1 million compared to $1.3 million for the same period in 2017, a decrease of $223,000, or 17.26%. The primary reason for the decrease relates to the sale of our mortgage servicing portfolio at the end of 2017, representing $154,000 of the $269,000 decrease in income.  The following table sets forth the major components of our noninterest income for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,
	2018	2017	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$261	$255	$6	2.35%
Secondary market income	173	133	40	30.08
Other income and fees	635	904	(269)	(29.76)
Total noninterest income	$1,069	$1,292	$(223)	(17.26)%

Noninterest Expense

Noninterest expense for the three months ended September 30, 2018 was $3.8 million compared to $3.7 million for the same period in 2017, an increase of $70,000, or 1.87%, which is discussed below. The following table sets forth the major components of our noninterest expense for the three months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,
	2018	2017	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$2,082	$1,962	$120	6.12%
Furniture and equipment	182	246	(64)	(26.02)
Occupancy	319	301	18	5.98
Data and item processing	248	222	26	11.71
Accounting, legal and professional fees	74	64	10	15.63
Regulatory assessments	145	130	15	11.54
Advertising and public relations	63	63	-	0.00
Travel, lodging and entertainment	260	277	(17)	(6.14)
Other expense	432	470	(38)	(8.09)
Total noninterest expense	$3,805	$3,735	$70	1.87%

Salaries and related employee benefits expense and totaled $2.1 million for the third quarter of 2018 compared to $2.0 million during the same period in 2017, an increase of $120,000 or 6.12%.  This increase was attributable to normal course salary adjustments at the end of the third quarter in 2017.

Furniture and equipment expense for the three months ended September 30, 2018 was $182,000 compared to $246,000 for the same period in 2017, a decrease of $64,000, or 26.02%. This decrease related to less software, equipment, and vehicle expense in the third quarter of 2018 compared to the same period in 2017.

Other expense for the three months ended September 30, 2018 was $430,000 compared to $470,000 for the same period in 2017, a decrease of $38,000, or 8.09%. This decrease was primarily related to fewer supplies expense made during the third quarter of 2018 and lower noninterest expenses related to fewer brokered deposits during the same period.

	For the Nine Months Ended September 30,
	2018	2017	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$6,077	$5,600	$477	8.52%
Furniture and equipment	491	590	(99)	(16.78)
Occupancy	898	764	134	17.54
Data and item processing	716	658	58	8.81
Accounting, legal and professional fees	218	215	3	1.40
Regulatory assessments	396	458	(62)	(13.54)
Advertising and public relations	413	264	149	56.44
Travel, lodging and entertainment	618	772	(154)	(19.95)
Other expense	1,200	1,296	(96)	(7.41)
Total noninterest expense	$11,027	$10,617	$410	3.86%

Salaries and related employee benefits expense for the nine months ended September 30, 2018 was $6.1 million compared to $5.6 million for the same period in 2017, an increase of $477,000, or 8.52%. This increase was primarily attributable to four additional employees in Dallas/Fort Worth and normal course salary adjustments at the end of the third quarter in 2017. In spite of expansion into the Dallas/Fort Worth via a de novo branch that opened in August 2017, the number of full-time equivalent employees was 75 at September 30, 2018 compared to 78 at September 30, 2017. However, there were several open positions at September 30, 2018. Average number of employees during the nine months ended September 30, 2018 was 75.4 compared to 74.1 during same period in 2017.

Furniture and equipment expense for the nine months ended September 30, 2018 was $491,000 compared to $590,000 for the same period in 2017, a decrease of $99,000, or 16.78%. This decrease related to less software, equipment, and vehicle expense in 2018 compared to the same period in 2017.

Other expense for the nine months ended September 30, 2018 was $1.2 million compared to $1.3 million for the same period in 2017, a decrease of $96,000, or 7.41%. This decrease was primarily related to fewer supplies expense made during the third quarter of 2018 and lower noninterest expenses related to fewer brokered deposits during the same period.

Financial Condition

The following discussion of our financial condition compares September 30, 2018 and December 31, 2017.

Total Assets

Total assets increased $47.6 million, or 6.8%, to $751.2 million as of September 30, 2018, as compared to $703.6 million as of December 31, 2017. The increasing trend in total assets is primarily attributable to strong organic loan and deposit growth within the Oklahoma City market and expansion into the Dallas/Fort Worth metropolitan area.

Securities

We had no investment securities as of September 30, 2018 and December 31, 2017.

Loan Portfolio

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of September 30, 2018 and December 31, 2017, our gross loans were $586.7 million and $564.6 million, respectively.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of September 30, 2018, December 31, 2017:

	As of September 30,		As of December 31,
	2018		2017
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$104,867	17.9%	$100,488	17.8%
1-4 family real estate	44,959	7.7	44,140	7.8
Commercial real estate	179,050	30.5	178,588	31.6
Total real estate	328,876	56.1	323,216	57.2

Commercial	229,480	39.1	205,230	36.4
Agricultural	25,963	4.4	33,760	6.0
Consumer	2,372	0.4	2,371	0.4
Gross loans	586,691	100.0%	564,577	100.0%
Less unearned income, net	(1,852)		(1,576)
Total loans	584,839		563,001
Allowance for loan and lease losses	(7,728)		(7,654)
Net loans	$577,111		$555,347

We have established internal concentration limits in the loan portfolio for CRE loans, hospitality loans, energy loans, and construction loans, among others. All loan types are within our established limits. We use underwriting guidelines to assess each borrower’s historical cash flow to determine debt service capabilities, and we further stress test the customer’s debt service capability under higher interest rate scenarios as well as other underlying macro-economic factors. Financial and performance covenants are used in commercial lending to allow us to react to a borrower’s deteriorating financial condition, should that occur.

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of September 30, 2018
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$595	$32,512	$422	$71,338	$—	$—	$104,867
1-4 family real estate	5,312	17,708	6,689	12,965	1,642	643	44,959
Commercial real estate	4,034	30,203	2,691	130,428	3,756	7,938	179,050
Total real estate	9,941	80,423	9,802	214,731	5,398	8,581	328,876

Commercial	43,476	114,540	5,470	57,454	14	8,526	229,480
Agricultural	854	20,987	1,812	1,950	-	360	25,963
Consumer	1,300	—	905	—	167	—	2,372
Gross loans	$55,571	$215,950	$17,989	$274,135	$5,579	$17,467	$586,691

	As of December 31, 2017
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$1,406	$45,186	$—	$53,850	$—	$46	$100,488
1-4 family real estate	3,500	14,797	9,785	13,893	1,346	819	44,140
Commercial real estate	7,128	27,935	6,104	124,613	4,578	8,230	178,588
Total real estate	12,034	87,918	15,889	192,356	5,924	9,095	323,216

Commercial	45,327	108,741	6,072	27,162	704	17,224	205,230
Agricultural	1,841	22,884	2,023	5,146	610	1,256	33,760
Consumer	1,261	—	1,022	—	88	—	2,371
Gross loans	$60,463	$219,543	$25,006	$224,664	$7,326	$27,575	$564,577

Allowance for Loan and Lease Losses

The allowance is based on management’s estimate of potential losses inherent in the loan portfolio. In the opinion of management, the allowance is adequate to absorb estimated losses in the portfolio as of each balance sheet date. While management uses available information to analyze losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance. In analyzing the adequacy of the allowance, a comprehensive loan grading system to determine risk potential in loans is utilized together with the results of internal credit reviews.

To determine the adequacy of the allowance, the loan portfolio is broken into segments based on loan type. Historical loss experience factors by segment, adjusted for changes in trends and conditions, are used to determine an indicated allowance for each portfolio segment. These factors are evaluated and updated based on the composition of the specific loan segment. Other considerations include volumes and trends of delinquencies, nonaccrual loans, levels of bankruptcies, criticized and classified loan trends, expected losses on real estate secured loans, new credit products and policies, economic conditions, concentrations of credit risk and the experience and abilities of our lending personnel.

The allowance was $7.7 million at September 30, 2018 and December 31, 2017. The increasing trend was related to, and in conjunction with, loan growth.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
	(Dollars in thousands)
Balance at beginning of the period	$7,654	$6,873
Provision for loan losses	100	1,096
Charge-offs:
Construction & development	—	—
1-4 family real estate	(27)	(30)
Commercial real estate	—	(169)
Commercial	(74)	(295)
Agricultural	—	—
Consumer	—	(13)
Total charge-offs	(101)	(507)
Recoveries:
Construction & development	—	—
1-4 family real estate	3	19
Commercial real estate	2	5
Commercial	68	6
Agricultural	1	—
Consumer	1	4
Total recoveries	75	34
Net charge-offs	(26)	(473)
Balance at end of the period	$7,728	$7,496

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of September 30,		As of December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,381	17.87%	$1,362	17.79%
1-4 family real estate	592	7.66	599	7.83
Commercial real estate	2,359	30.52	2,421	31.63
Commercial	3,023	39.11	2,782	36.35
Agricultural	342	4.43	458	5.98
Consumer	31	0.40	32	0.42
Total	$7,728	100.0%	$7,654	100.0%

Nonperforming Assets

Loans are considered delinquent when principal or interest payments are past due 30 days or more. Delinquent loans may remain on accrual status between 30 days and 90 days past due. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Typically, the accrual of interest on loans is discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectability of the obligation. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on a nonaccrual loan is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are restored to accrual status when loans become well-secured and management believes full collectability of principal and interest is probable.

A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include loans on nonaccrual status and loans modified in a troubled debt restructuring (TDR). Income from a loan on nonaccrual status is recognized to the extent cash is received and when the loan’s principal balance is deemed collectible. Depending on a particular loan’s circumstances, we measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. A loan is considered collateral dependent when repayment of the loan is based solely on the liquidation of the collateral. Fair value, where possible, is determined by independent appraisals, typically on an annual basis. Between appraisal periods, the fair value may be adjusted based on specific events, such as if deterioration of quality of the collateral comes to our attention as part of our problem loan monitoring process, or if discussions with the borrower lead us to believe the last appraised value no longer reflects the actual market for the collateral. The impairment amount on a collateral dependent loan is charged off to the allowance if deemed not collectible and the impairment amount on a loan that is not collateral dependent is set up as a specific reserve.

In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms, the loan is classified as a TDR. Included in certain loan categories of impaired loans are TDRs on which we have granted certain material concessions to the borrower as a result of the borrower experiencing financial difficulties. The concessions granted by us may include, but are not limited to: (1) a modification in which the maturity date, timing of payments or frequency of payments is modified, (2) an interest rate lower than the current market rate for new loans with similar risk, or (3) a combination of the first two concessions.

If a borrower on a restructured TDR has demonstrated performance under the previous terms, is not experiencing financial difficulty and shows the capacity to continue to perform under the restructured terms, the loan will remain on accrual status. Otherwise, the loan will be placed on nonaccrual status until the borrower demonstrates a sustained period of performance, which generally requires six consecutive months of payments. Loans identified as TDRs are evaluated for impairment using the present value of the expected cash flows or the estimated fair value of the collateral, if the loan is collateral dependent. The fair value is determined, when possible, by an appraisal of the property less estimated costs related to liquidation of the collateral. The appraisal amount may also be adjusted for current market conditions. Adjustments to reflect the present value of the expected cash flows or the estimated fair value of collateral dependent loans are a component in determining an appropriate allowance, and as such, may result in increases or decreases to the provision for loan losses in current and future earnings.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned, or OREO, until sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.

Nonperforming loans include loans 90 days past due and still accruing, TDRs still accruing and loans accounted for on a nonaccrual basis. Nonperforming assets consist of nonperforming loans plus OREO. Loans accounted for on a nonaccrual basis were $729,000 as of September 30, 2018 and $1.2 million as of December 31, 2017. OREO was $110,000 as of September 30, 2018 and $100,000 as of December 31, 2017.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of September 30,	As of December 31,
	2018	2017
	(Dollars in thousands)
Nonaccrual loans	$729	$1,217
Troubled debt restructurings	359	675
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	1,088	1,892
Other real estate owned	110	100
Total nonperforming assets	$1,198	$1,992
Ratio of nonperforming loans to total loans	0.20%	0.34%
Ratio of nonperforming assets to total assets	0.16%	0.28%

The following tables present an aging analysis of loans as of the dates indicated.

	As of September 30, 2018
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Accruing loans 90+ days past due	Nonaccrual Loans	Total past due and Nonaccrual Loans	Current	Gross Loans
	(Dollars in thousands)
Construction & development	$—	$—	$—	$—	$—	$104,867	$104,867
1-4 family real estate	89	—	—	107	196	44,763	44,959
Commercial real estate	—	—	—	—	—	179,049	179,050
Commercial	—	208	—	618	826	228,654	229,480
Agricultural	—	—	—	—	—	25,963	25,963
Consumer	—	—	—	4	4	2,368	2,372
Total	$89	$208	$—	$729	$1,026	$585,664	$586,691

	As of December 31, 2017
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Accruing loans 90+ days past due	Nonaccrual Loans	Total past due and Nonaccrual Loans	Current	Gross Loans
	(Dollars in thousands)
Construction & development	$—	$—	$—	$—	$—	$100,488	$100,488
1-4 family real estate	47	—	—	172	219	43,921	44,140
Commercial real estate	—	—	—	—	—	178,588	178,588
Commercial	2	—	—	1,030	1,032	204,198	205,230
Agricultural	—	—	—	—	—	33,760	33,760
Consumer	7	—	—	15	22	2,349	2,371
Total	$56	$—	$—	$1,217	$1,273	$563,304	$564,577

In addition to the past due and nonaccrual criteria, the Company also evaluates loans according to its internal risk grading system. Loans are segregated between pass, watch, special mention, and substandard categories. The definitions of those categories are as follows:

Pass: These loans generally conform to Bank policies, are characterized by policy-conforming advance rates on collateral, and have well-defined repayment sources. In addition, these credits are extended to borrowers and guarantors with a strong balance sheet and either substantial liquidity or a reliable income history.

Watch: These loans are still considered “Pass” credits; however, various factors such as industry stress, material changes in cash flow or financial conditions, or deficiencies in loan documentation, or other risk issues determined by the lending officer, Commercial Loan Committee or Credit Quality Committee warrant a heightened sense and frequency of monitoring.

Special mention: These loans have observable weaknesses or evidence of imprudent handling or structural issues. The weaknesses require close attention, and the remediation of those weaknesses is necessary. No risk of probable loss exists. Credits in this category are expected to quickly migrate to “Watch” or “Substandard” as this is viewed as a transitory loan grade.

Substandard: These loans are not adequately protected by the sound worth and debt service capacity of the borrower, but may be well-secured. The loans have defined weaknesses relative to cash flow, collateral, financial condition or other factors that might jeopardize repayment of all of the principal and interest on a timely basis. There is the possibility that a future loss will occur if weaknesses are not remediated.

Substandard loans totaled $9.6 million as of September 30, 2018, an increase of $5.2 million compared to December 31, 2017. The increase primarily related to one commercial relationship, comprised of four notes totaling $7.9 million with no specific reserve.

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of September 30, 2018
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$104,867	$—	$—	$—	$104,867
1-4 family real estate	36,810	8,042	—	107	44,959
Commercial real estate	166,464	7,552	3,578	1,456	179,050
Commercial	216,959	4,470	—	8,051	229,480
Agricultural	25,079	623	261	—	25,963
Consumer	2,368	—	—	4	2,372
Total	$552,547	$20,687	$3,839	$9,618	$586,691

	As of December 31, 2017
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$100,488	$—	$—	$—	$100,488
1-4 family real estate	35,312	8,656	—	172	44,140
Commercial real estate	161,028	9,088	7,127	1,345	178,588
Commercial	192,289	7,764	4,146	1,031	205,230
Agricultural	31,676	90	101	1,893	33,760
Consumer	2,356	—	—	15	2,371
Total	$523,149	$25,598	$11,374	$4,456	$564,577

Troubled Debt Restructurings

TDRs are defined as those loans in which a bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with original contractual terms of the loan. Loans with insignificant delays or insignificant short-falls in the amount of payments expected to be collected are not considered to be impaired. Loans defined as individually impaired, based on applicable accounting guidance, include larger balance nonperforming loans and TDRs.

The following table presents loans restructured as TDRs as of September 30, 2018 and December 31, 2017.

	As of September 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
Commercial	2	$1,159	$950	$—
Total	2	$1,159	$950	$—

	As of December 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
Commercial	2	$1,704	$1,536	$300
Total	2	$1,704	$1,536	$300

There were no payment defaults with respect to loans modified as TDRs as of September 30, 2018 and December 31, 2017.

Impairment analyses are prepared on TDRs in conjunction with the normal allowance process. TDRs restructured during the nine months ended September 30, 2018 and the twelve months ended December 31, 2017 required $0 and $300,000 in specific reserves, respectively. There were no charge-offs on TDRs for the nine months ended September 30, 2018 or the twelve months ended December 31, 2017.

The following table presents total TDRs, both in accrual and nonaccrual status as of the periods indicated:

	As of September 30, 2018		As of December 31, 2017
	Number of Contracts	Amount	Number of Contracts	Amount

Accrual	1	$359	1	$675
Nonaccrual	1	591	1	861
Total	2	$950	2	$1,536

Deposits

We gather deposits primarily through our seven branch locations and online though our website. We offer a variety of deposit products including demand deposit accounts and interest-bearing products, such as savings accounts and certificates of deposit. We put continued effort into gathering noninterest-bearing demand deposit accounts through loan production cross-selling, customer referrals, marketing efforts and various involvement with community networks. Some of our interest-bearing deposits are obtained through brokered transactions. We participate in the CDARS program, where customer funds are placed into multiple certificates of deposit, each in an amount under the standard FDIC insurance maximum of $250,000, and placed at a network of banks across the United States.

Total deposits as of September 30, 2018 and December 31, 2017 were $664.3 million and $625.8 million, respectively. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	As of September 30,		As of December 31,
	2018		2017
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars in thousands)
Noninterest-bearing demand	$222,675	33.5%	$165,911	26.5%
Interest-bearing:
NOW deposits	63,883	9.6	74,870	12.0
Money market	113,763	17.1	56,671	9.1
Savings deposits	60,262	9.1	85,000	13.6
Time deposits (more than $100,000)	175,620	26.4	213,575	34.1
Time deposits ($100,000 or less)	28,110	4.2	29,804	4.8
Total interest-bearing	441,638	66.5	459,920	73.5
Total deposits	$664,313	100.0%	$625,831	100.0%

The following table summarizes our average deposit balances and weighted average rates for the nine-month period ending September 30, 2018 and year ended December 31, 2017:

	For the Nine Months Ended September 30,		For the Year Ended December 31,
	2018		2017
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$184,994	0.00%	$142,035	0.00%
Interest-bearing:
NOW	75,251	1.57	134,351	1.18
Money market	99,261	1.84	29,961	1.22
Savings	88,501	1.01	78,477	0.80
Time	207,800	1.75	200,513	1.36
Total interest-bearing	207,800	1.59	443,302	1.21
Total deposits	$653,807	1.11%	$585,337	0.89%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of September 30, 2018 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits (more than $100,000)	$30,079	$32,978	$77,521	$31,942	$172,520
Time deposits ($100,000 or less)	4,361	6,868	10,175	9,806	31,210
Total time deposits	$34,440	$39,846	$87,696	$41,748	$203,730

	As of December 31, 2017 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits (more than $100,000)	$25,436	$46,661	$94,473	$47,005	$213,575
Time deposits ($100,000 or less)	7,615	4,710	8,243	9,236	29,804
Total time deposits	$33,051	$51,371	$102,716	$56,241	$243,379

Liquidity

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs, all at a reasonable cost. We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-term cash requirements. We manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders.

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks and fed funds sold. Other available sources of liquidity include wholesale deposits and borrowings from correspondent banks and FHLB advances.

Our short-term and long-term liquidity requirements are primarily met through cash flow from operations, redeployment of prepaying and maturing balances in our loan portfolios, and increases in customer deposits. Other alternative sources of funds will supplement these primary sources to the extent necessary to meet additional liquidity requirements on either a short-term or long-term basis.

As of September 30, 2018, we had no unsecured fed funds lines with correspondent depository institutions with no amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $37.3 million as of September 30, 2018 and $22.6 million as of December 31, 2017.

Capital Requirements

We are subject to various regulatory capital requirements administered by the federal and state banking regulators. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action” (described below), We must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. The capital amounts and classifications are subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors. Qualitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Common Equity Tier 1 (“CET1”) capital, Tier 1 capital, total capital to risk-weighted assets, and Tier 1 capital to average consolidated assets, referred to as the “leverage ratio.”

As of September 30, 2018, the Bank was in compliance with all applicable regulatory requirements and categorized as “well-capitalized” under the prompt corrective action frame work.  There have been no conditions or events since September 30, 2018 that management believes would change this classification.

The table below presents our applicable capital requirements, as well as our capital ratios as of September 30, 2018 and December 31, 2017. The Company exceeded all regulatory capital requirements and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

	Actual		Regulatory Capital Ratio Requirements		Minimum To be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2018:
The Company:
Total capital to risk-weighted assets	$86,913	14.94%	$46,545	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	79,635	13.69	34,908	6.00	N/A	N/A
CET 1 capital to risk-weighted assets	79,635	13.69	26,181	4.00	N/A	N/A
Tier 1 leverage ratio	79,635	10.77	N/A	N/A	N/A	N/A

	Actual		Regulatory Capital Ratio Requirements		Minimum To be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2018:
The Bank:
Total capital to risk-weighted assets	$87,915	15.11%	$46,544	8.00%	$58,180	10.00%
Tier 1 capital to risk-weighted assets	80,646	13.86	34,908	6.00	46,544	8.00
CET 1 capital to risk-weighted assets	80,646	13.86	26,181	4.50	37,817	6.50
Tier 1 leverage ratio	80,646	10.90	29,606	4.00	37,007	5.00

	Actual		Regulatory Capital Ratio Requirements		Minimum To be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2017:
The Company:
Total capital to risk-weighted assets	$73,144	12.69%	$46,093	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	65,936	11.44	34,570	6.00	N/A	N/A
CET 1 capital to risk-weighted assets	65,936	11.44	25,928	4.50	N/A	N/A
Tier 1 leverage ratio	65,936	9.59	N/A	N/A	N/A	N/A

	Actual		Regulatory Capital Ratio Requirements		Minimum To be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2017:
The Bank:
Total capital to risk-weighted assets	$79,740	13.83%	$46,123	8.00%	$57,654	10.00%
Tier 1 capital to risk-weighted assets	72,528	12.58	34,593	6.00	46,123	8.00
CET 1 capital to risk-weighted assets	72,528	12.58	25,944	4.50	34,475	6.50
Tier 1 leverage ratio	72,528	10.53	27,549	4.00	34,436	5.00

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased to $82.8 million as of September 30, 2018, compared to $69.2 million as of December 31, 2017. The increases were driven by retained capital from net income during the periods.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of September 30, 2018, and December 31, 2017:

	Payments Due as of September 30, 2018
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$460,583	$—	$—	$—	$460,583
Time deposits	162,317	36,029	5,384	—	203,730
Borrowings	—	—	—	—	—
Operating lease commitments	455	376	338	—	1,169
Total contractual obligations	$623,355	$36,405	$5,722	$—	$665,482

	Payments Due as of December 31, 2017
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$382,452	$—	$—	$—	$382,452
Time deposits	187,137	54,601	1,641	—	243,379
Borrowings	800	4,800	—	—	5,600
Operating lease commitments	456	804	260	—	1,520
Total contractual obligations	$570,845	$60,205	$1,901	$—	$632,951

We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan repayment and maturity activity and continued deposit gathering activities. We have in place various borrowing mechanisms for both short-term and long-term liquidity needs.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contractual or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if we deemed necessary upon extension of credit, is based on management’s credit evaluation of the counterparty. The Company also estimates a reserve for potential losses associated with off-balance sheet commitments and letters of credit. It is included in other liabilities in the Company’s consolidated statements of condition, with any related provisions to the reserve included in non-interest expense in the consolidated statement of income.

In determining the reserve for unfunded lending commitments, a process similar to the one used for the allowance is employed. Based on historical experience, loss factors, adjusted for expected funding, are applied to the Company’s off-balance sheet commitments and letters of credit to estimate the potential for losses.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the customer to a third party. They are intended to be disbursed, subject to certain conditions, upon request of the borrower.

The following table summarizes commitments as of the dates presented.

	As of September 30, 2018	As of December 31, 2017
	(Dollars in thousands)
Commitments to extend credit	$135,802	$145,888
Standby letters of credit	1,625	1,544
Total	$137,427	$147,432

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform to GAAP and conform to general practices within the industry in which we operate. To prepare financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statement. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our financial statements.

The JOBS Act permits us an extended transition period for complying with new or revised accounting standards affecting public companies. We have elected to take advantage of this extended transition period, which means that the financial statements included in this Form 10-Q, as well as any financial statements that we file in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act.

Additional information about these policies can be found in Note 1 of the Company’s consolidated unaudited financial statements as of September 30, 2018.

ITEM 3.

Interest Rate Sensitivity and Market Risk

As a financial institution, our primary component of market risk is interest rate volatility. Our financial management policy provides management with the guidelines for effective funds management, and we have established a measurement system for monitoring our net interest rate sensitivity position. We have historically managed our sensitivity position within our established guidelines.

Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. We do not enter into instruments such as leveraged derivatives, financial options or financial future contracts to mitigate interest rate risk from specific transactions. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

Our exposure to interest rate risk is managed by the Asset/Liability Committee, or the ALCO Committee, in accordance with policies approved by the Holding Company’s board of directors. The ALCO Committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO Committee considers the impact on earnings and capital on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO Committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO Committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk, which include an analysis of relationships between interest-earning assets and interest-bearing liabilities and an interest rate shock simulation model.

We use interest rate risk simulation models and shock analyses to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. Contractual maturities and re-pricing opportunities of loans are incorporated in the model. The average lives of non-maturity deposit accounts are based on decay assumptions and are incorporated into the model. We utilize third-party experts to periodically evaluate the performance of our non-maturity deposit accounts to develop the decay assumptions. All of the assumptions used in our analyses are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

On a quarterly basis, we run various simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static model and dynamic growth models, rates are shocked instantaneously and ramped rates change over a 12-month and 24-month horizon based upon parallel and non-parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Non-parallel simulation involves analysis of interest income and expense under various changes in the shape of the yield curve. Our internal policy regarding internal rate risk simulations currently specifies that for gradual parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 10% for a -100 basis point shift, 5% for a 100 basis point shift, 10% for a 200 basis point shift, 15% for a 300 basis point shift, and 20% for a 400 basis point shift.

The following tables summarize the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of September 30,		As of December 31,
	2018		2017
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+400	46,41%	23.81%	41.60%	21.96%
+300	33.83	22.37	28.87	20.54
+200	22.20	20.84	17.24	19.01
+100	10.48	19.18	6.23	17.36
Base	(0.74)	17.38	0.04	15.59
-100	(8.54)	15.49	(4.72)	13.73

The results are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, interest rates on these deposits change more slowly than changes in the discount and fed funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various strategies.

Impact of Inflation

Our consolidated financial statements and related notes included elsewhere in this Form 10-Q have been prepared in accordance with GAAP. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

Unlike many industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, other operating expenses do reflect general levels of inflation.

ITEM 4.

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2018 of the Company’s disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, such controls.

PART II

ITEM 1.

Legal Proceedings

From time to time, we are a party to legal actions that are routine and incidental to our business. Given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business, including laws and regulations governing consumer protections, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws, we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk. However, based upon available information and in consultation with legal counsel, management is of the opinion that no proceedings exist, either individually or in the aggregate, which, if determined adversely to the Company, would have a material adverse effect on the Company’s financial statements.

ITEM 1A.

Risk Factors

There were no material changes from the risks disclosed in the Risk Factors section of the Company's prospectus filed with the SEC on September 20, 2018 pursuant to Rule 424(b) of the Securities Act of 1933, as amended.

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases or unregistered sales of the Company’s stock during the quarter covered by the Form 10-Q.  As described in the prospectus filed with the SEC on September 20, 2018 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, and relating to our initial public offering, $50.0 million of the net proceeds from the offering were used to fund a cash distribution to our pre-initial public offering shareholders, which was intended to be non-taxable to them. The balance of the proceeds for the offering was held at the Company and used for general corporate purposes.

ITEM 3.

Defaults Upon Senior Securities

None.

ITEM 4.

Mine Safety Disclosures

None.

ITEM 5.

Other Information

None.

ITEM 6.

Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Bank7 Corp.
3.2	Amended and Restated Bylaws of Bank7 Corp. (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2018 (File No. 333-227010)).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK7 CORP.

DATED:	NOVEMBER 14, 2018	By: /s/ Thomas L. Travis
Thomas L. Travis
President and Chief Executive Officer

DATED:	NOVEMBER 14, 2018	By: /s/ Kelly J. Harris
Kelly J. Harris
Senior Vice President and Chief Financial Officer