Form 10-K
period 2018-12-31
Bank7 Corp.
filed 2019-03-29
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
Commission file number: 001-38656

BANK7 CORP.
(Exact name of registrant as specified in its charter)

Oklahoma	20-0764349
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1039 N.W. 63rd Street, Oklahoma City, Oklahoma	73116
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (405) 810-8600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐   NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an “emerging growth company”. See definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

The Registrant closed the initial public offering of its Common Stock on September 20, 2018. Accordingly as of June 30, 2018, there was no public trading market for the Registrant's Common Stock.

As of March 28, 2019, there were issued and outstanding 10,187,500 shares of the Registrant’s Common Stock.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders (Part III).

i

CAUTIONARY NOTE ABOUT FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•      our ability to effectively execute our expansion strategy and manage our growth, including identifying and consummating suitable acquisitions;

•      business and economic conditions, particularly those affecting our market areas of Oklahoma, the Dallas/Fort Worth metropolitan area and Kansas, including a decrease in or the volatility of oil and gas prices or agricultural commodity prices within the region;

•      the geographic concentration of our markets in Oklahoma, the Dallas/Fort Worth metropolitan area and Kansas;

•      high concentrations of loans secured by real estate and energy located in our market areas;

•      risks associated with our commercial loan portfolio, including the risk for deterioration in value of the general business assets that secure such loans;

•      risks related to the significant amount of credit that we have extended to a limited number of borrowers;

•      our ability to maintain our reputation;

•      our ability to successfully manage our credit risk and the sufficiency of our allowance;

•      reinvestment risks associated with a significant portion of our loan portfolio maturing in one year or less;

•      our ability to attract, hire and retain qualified management personnel;

•      our dependence on our management team, including our ability to retain executive officers and key employees and their customer and community relationships;

•      interest rate fluctuations, which could have an adverse effect on our profitability;

•      competition from banks, credit unions and other financial services providers;

•      system failures, service denials, cyber-attacks and security breaches;

•      our ability to maintain effective internal control over financial reporting;

•      employee error, fraudulent activity by employees or customers and inaccurate or incomplete information about our customers and counterparties;

•      increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;

•      costs and effects of litigation, investigations or similar matters to which we may be subject, including any effect on our reputation;

•      severe weather, acts of god, acts of war or terrorism;

•     compliance with governmental and regulatory requirements, including the Dodd-Frank and Wall Street Consumer Protection Act, or Dodd-Frank Act, and other regulations relating to banking, consumer protection, securities and tax matters;

•      changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters, including the policies of the Federal Reserve and as a result of initiatives of the Trump administration; and

•      other factors that are discussed in the section entitled “Risk Factors,” beginning on page 20.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. Because of these risks and other uncertainties, our actual future results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. Accordingly, no forward-looking statements should be relied upon, which represent our beliefs, assumptions and estimates only as of the dates on which such forward-looking statements were made. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Item 1.   Business

Company Overview

We are Bank7 Corp., a bank holding company headquartered in Oklahoma City, Oklahoma. Through our wholly-owned subsidiary, Bank7, we operate seven full-service branches in Oklahoma, the Dallas/Fort Worth metropolitan area and Kansas. We were formed in 2004 in connection with our acquisition of First National Bank of Medford, which was renamed Bank7 (the “Bank”).  We are focused on serving business owners and entrepreneurs by delivering fast, consistent and well-designed banking solutions. As of December 31, 2018, we had total assets of $770.5 million, total loans of $599.9 million, total deposits of $675.9 million and total shareholders’ equity of $88.5 million.

Since our acquisition of the Bank in 2004 through December 31, 2018, we have grown from approximately $24 million to over $770 million in total assets through a combination of organic growth and acquisitions.  In 2014, we expanded our operations into Kansas with the acquisition of Montezuma State Bank, which had approximately $107 million in assets.

Products and Services

We are a full-service commercial bank.  We focus on the development of deep business relationships with our commercial customers and their principals.  We also focus on providing customers with exceptional service and meeting their banking needs through a wide variety of commercial and retail financial services.

We have a particular focus in the following loan categories (i) commercial real estate lending, (ii) hospitality lending, (iii) energy lending, and (iv) commercial and industrial.  We also provide consumer lending services to individuals for personal and household purposes, including secured and unsecured term loans and home improvement loans.  Consumer lending services include (i) residential real estate loans and mortgage banking services, (ii) personal lines of credit, (iii) loans for the purchase of automobiles, and (iv) other installment loans.

We also offer deposit banking products, including (i) commercial deposit services, commercial checking, money market, and other deposit accounts, and (ii) retail deposit services such as certificates of deposit, money market accounts, checking accounts, negotiable order of withdrawal accounts, savings accounts, and automated teller machine access.

Strategic Focus

Our success is driven by:

•      the development of deep business relationships with our commercial customers and their principals;

•      disciplined growth without compromising our asset quality or credit culture;

•      drawing upon years of executive level experience at multi-billion dollar banks;

•      efficiencies gained by adherence to automated and repeatable processes; and

•      investing in our people and technology.

We will continue to focus on daily execution, making sound credit decisions and maintaining cost discipline, which have been the hallmark of our success. Our customers will remain our top priority as we focus on efficiently providing tailored banking products and services to business owners and entrepreneurs, with a goal of generating robust growth and delivering exceptional returns to our shareholders.  Additionally, our bank will continue to position itself for future growth both organically and through strategic acquisitions.

Cost Discipline and Efficiency

We constantly monitor expenditures, and, when appropriate, we use automation, technology and repeatable processes to drive profitability through industry leading efficiencies. We operate as few branches as practical, and the branches we do operate are smaller and more cost efficient than many of our peers’ branches. The Bank’s efficiency ratio for the year ended December 31, 2018 was the fourth lowest efficiency ratio among all 150 commercial banks with between $500 million and $5 billion in total assets headquartered in Texas, Oklahoma or Kansas, according to data obtained through S&P Global. As we continue to grow, we expect our utilization of automation, technology, and repeatable processes will continue to drive efficiencies throughout the Bank. Combining talented people with process automation will enable us to scale even further, and will also enable us to deliver consistently superior customer service.

Organic Growth

Much of our historic asset growth has been driven organically and within our current markets, in particular the Dallas/Fort Worth metropolitan area and Oklahoma City, contain ample opportunities for us to grow our customer base and increase our loans and deposits. Although our expansion with brick and mortar branches will be limited, we believe operating strategically placed branches will be important, and therefore we will continue to selectively build our presence in key markets. We also intend to continually enhance our internet and mobile banking products to remain competitive in the marketplace.

Acquisitions

We have experience with and have benefited from acquisitions, and we intend to pursue acquisitive growth as a public company. In 2011, we acquired First State Bank in Camargo, Oklahoma from the Federal Deposit Insurance Corporation, or FDIC, and in 2014, we acquired Montezuma State Bank, a bank with $107 million in assets. Our acquisition focus will initially be on banks within communities along the I-35 corridor, which is a natural business connector between Oklahoma City and the Dallas/Fort Worth metropolitan area. However, we may pursue opportunities in other Oklahoma and Texas markets if there is a strategic and cultural fit. We plan to focus on banks with stable, low-cost core deposits that would maintain or enhance our current funding mix.

Markets

We are headquartered in Oklahoma City, Oklahoma, and we operate three additional branches in Oklahoma. We also operate one branch in the Dallas/Fort Worth metropolitan area and two branches in southwest Kansas.

Competition

The banking and financial services industry is highly competitive, and we compete with a wide range of financial institutions within our markets, including local, regional and national commercial banks and credit unions. We also compete with mortgage companies, trust companies, brokerage firms, consumer finance companies, mutual funds, securities firms, insurance companies, third-party payment processors, financial technology, or Fintech, companies and other financial intermediaries for certain of our products and services. Some of our competitors are not subject to the regulatory restrictions and level of regulatory supervision applicable to us.

Interest rates on loans and deposits, as well as prices on fee-based services, are typically significant competitive factors within the banking and financial services industry. Many of our competitors are much larger financial institutions that have greater financial resources than we do and compete aggressively for market share. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations. Other important competitive factors in our industry and markets include office locations and hours, quality of customer service, community reputation, continuity of personnel and services, capacity and willingness to extend credit, and ability to offer excellent banking products and services. While we seek to remain competitive with respect to fees charged, interest rates and pricing, we believe that our broad suite of financial solutions, our high-quality customer service culture, our positive reputation and our long-standing community relationships enable us to compete successfully within our markets and enhance our ability to attract and retain customers.

Employees

As of December 31, 2018, we had approximately 72 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Supervision and Regulation

The following is a general summary of the material aspects of certain statutes and regulations that are applicable to us. These summary descriptions are not complete.  Please refer to the full text of the statutes, regulations, and corresponding guidance for more information. These statutes and regulations are subject to change, and additional statutes, regulations, and corresponding guidance may be adopted. We are unable to predict future changes or the effects, if any, that these changes could have on our business or our revenues.

General

We are extensively regulated under U.S. federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Oklahoma Banking Department (“OBD”), the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service (“IRS”) and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the Securities and Exchange Commission (“SEC”) and state securities authorities and Anti-Money Laundering (“AML”) laws enforced by the U.S. Department of the Treasury, or Treasury, also impact our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our financial condition and results of operations. Further, the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of banks, their holding companies and their affiliates. These laws are intended primarily for the protection of depositors, customers and the Depositor Insurance Fund of the FDIC (“DIF”) rather than for shareholders. Federal and state laws, and the related regulations of the bank regulatory agencies, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can affect the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management’s ability and performance, earnings, liquidity and various other factors. These regulatory agencies have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Regulatory Capital Requirements

The federal banking agencies require that banking organizations meet several risk-based capital adequacy requirements. These risk-based capital adequacy requirements are intended to provide a measure of capital adequacy that reflects the perceived degree of risk associated with a banking organization’s operations, both for transactions reported on the banking organization’s balance sheet as assets and for transactions that are recorded as off-balance sheet items, such as letters of credit and recourse arrangements. In 2013, the federal bank regulatory agencies issued final rules, or the Basel III Capital Rules, establishing a new comprehensive capital framework for banking organizations. The Basel III Capital Rules implement the Basel Committee’s December 2010 framework for strengthening international capital standards and certain provisions of the Dodd-Frank Act. The Basel III Capital Rules became effective on January 1, 2015.

The Basel III Capital Rules require the Bank and the Company to comply with four minimum capital standards: a Tier 1 leverage ratio of at least 4.0%; a CET1 to risk-weighted assets of 4.5%; a Tier 1 capital to risk-weighted assets of at least 6.0%; and a total capital to risk-weighted assets of at least 8.0%. CET1 capital is generally comprised of common shareholders’ equity and retained earnings. Tier 1 capital is generally comprised of CET1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (CET1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is generally comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan loss, which is limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, or AOCI, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into CET1 capital (including unrealized gains and losses on available-for-sale-securities). The calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

The Basel III Capital Rules also establish a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital requirements. An institution is subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the capital conservation buffer ratio.

The Basel III minimum capital ratios as applicable to the Bank and to the Company in 2019, after the full phase-in period of the capital conservation buffer, are summarized in the table below.

	Basel III Minimum for Capital Adequacy Purposes	Basel III Additional Capital Conservation Buffer	Basel III Ratio with Capital Conservation Buffer
Total risk based capital (total capital to risk-weighted assets)	8.00%	2.50%	10.50%
Tier 1 risk based capital (tier 1 to risk-weighted assets)	6.00%	2.50%	8.50%
Common equity tier 1 risk based capital (CET1 to risk-weighted assets)	4.50%	2.50%	7.00%
Tier 1 leverage ratio (tier 1 to average assets)	4.00%	—%	4.00%

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a banking organization’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. As a result, higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien 1-4 family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors. The Basel III Capital Rules increased the risk weights for a variety of asset classes, including certain CRE mortgages. Additional aspects of the Basel III Capital Rules’ risk-weighting requirements that are relevant to the Company and the Bank include:

•      assigning exposures secured by single-family residential properties to either a 50% risk weight for first-lien mortgages that meet prudent underwriting standards or a 100% risk weight category for all other mortgages;

•      providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (increased from 0% under the previous risk-based capital rules);

•     assigning a 150% risk weight to all exposures that are nonaccrual or 90 days or more past due (increased from 100% under the previous risk-based capital rules), except for those secured by single-family residential properties, which will be assigned a 100% risk weight, consistent with the previous risk-based capital rules;

•      applying a 150% risk weight instead of a 100% risk weight for certain high volatility CRE acquisition, development and construction loans; and

•     applying a 250% risk weight to the portion of mortgage servicing rights and deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks that are not deducted from CET1 capital (increased from 100% under the previous risk-based capital rules).

As of December 31, 2018, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

Prompt Corrective Action

The Federal Deposit Insurance Act requires federal banking agencies to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. For purposes of prompt corrective action, the law establishes five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier depends on its capital levels and certain other factors established by regulation. The applicable FDIC regulations have been amended to incorporate the increased capital requirements required by the Basel III Capital Rules that became effective on January 1, 2015. Under the amended regulations, an institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a CET1 ratio of 6.5% or greater and a leverage ratio of 5.0% or greater.

At each lower capital category, a bank is subject to increased restrictions on its operations. For example, a bank is generally prohibited from making capital distributions and paying management fees to its holding company if doing so would make the bank “undercapitalized.” Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any). “Significantly undercapitalized” banks are subject to broad regulatory restrictions, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying bonuses or increasing compensation to senior executive officers without FDIC approval. “Critically undercapitalized” are subject to even more severe restrictions, including, subject to a narrow exception, the appointment of a conservator or receiver within 90 days after becoming critically undercapitalized.

The appropriate federal banking agency may determine (after notice and opportunity for a hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

The capital classification of a bank affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank. A bank’s capital category is determined solely for the purpose of applying prompt correct action regulations and the capital category may not accurately reflect the bank’s overall financial condition or prospects.

As of December 31, 2018, the Bank met the requirements for being deemed “well-capitalized” for purposes of the prompt corrective action regulations.

Enforcement Powers of Federal and State Banking Agencies

The federal bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver for financial institutions. Failure to comply with applicable laws and regulations could subject us and our officers and directors to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed above under “—Prompt Corrective Actions,” the appropriate federal bank regulatory agency may appoint the FDIC as conservator or receiver for a depository institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the depository institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan or materially fails to implement an accepted capital restoration plan. The OBD also has broad enforcement powers over us, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

The Company

General. As a bank holding company, the Company is subject to regulation and supervision by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or the BHCA. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of its operations and such additional information as the Federal Reserve may require.

Pursuant to Section 502(H) of the Oklahoma Banking Code, the Company is required to furnish the OBD with a copy of the annual report of operations of the Company as submitted to the Federal Reserve for each fiscal year.

Acquisitions, Activities and Change in Control. The BHCA generally requires the prior approval by the Federal Reserve for any merger involving a bank holding company or a bank holding company’s acquisition of more than 5% of a class of voting securities of any additional bank or bank holding company or to acquire all or substantially all of the assets of any additional bank or bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the Federal Reserve considers, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA and the effectiveness of all organizations involved in the merger or acquisition in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required.

Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to complete interstate mergers or acquisitions. For a discussion of the capital requirements, see “—Regulatory Capital Requirements” above.

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 5.00% and 24.99% ownership.

Permitted Activities.  The BHCA generally prohibits the Company from controlling or engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies. The Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuing such activity, ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Company has not elected to be a financial holding company, and we have not engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature.

If the Company should elect to become a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and have a least a satisfactory CRA rating. If the Company were to become a financial holding company and the Federal Reserve subsequently determined that the Company, as a financial holding company, is not well-capitalized or well-managed, the Company would have a period of time during which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the Company that the Federal Reserve believes to be appropriate. Furthermore, if the Company became a financial holding company and the Federal Reserve subsequently determined that the Bank, as a financial holding company subsidiary, has not received a satisfactory CRA rating, the Company would not be able to commence any new financial activities or acquire a company that engages in such activities.

Source of Strength. Federal Reserve policy historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide it. The Company must stand ready to use its available resources to provide adequate capital to the Bank during periods of financial stress or adversity. The Company must also maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting the Bank. The Company’s failure to meet its source of strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve’s regulations or both. The source of strength obligation most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. Any capital loans by a bank holding company to the subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. The BHCA provides that in the event of a bank holding company’s bankruptcy any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of its subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Safe and Sound Banking Practices. Bank holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or that constitute a violation of law or regulations. Under certain conditions the Federal Reserve may conclude that certain actions of a bank holding company, such as a payment of a cash dividend, would constitute an unsafe and unsound banking practice. The Federal Reserve also has the authority to regulate the debt of bank holding companies, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances the Federal Reserve may require a bank holding company to file written notice and obtain its approval prior to purchasing or redeeming its equity securities, unless certain conditions are met.

Tie in Arrangements. Federal law prohibits bank holding companies and any subsidiary banks from engaging in certain tie in arrangements in connection with the extension of credit. For example, the Bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that (i) the customer must obtain or provide some additional credit, property or services from or to the Bank other than a loan, discount, deposit or trust services, (ii) the customer must obtain or provide some additional credit, property or service from or to the Company or the Bank, or (iii) the customer must not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

Dividend Payments, Stock Redemptions and Repurchases. The Company’s ability to pay dividends to its shareholders is affected by both general corporate law considerations and the regulations and policies of the Federal Reserve applicable to bank holding companies, including the Basel III Capital Rules. Generally, an Oklahoma corporation may not make distributions to its shareholders if (i) after giving effect to the dividend, the corporation would be insolvent, or (ii) the amount of the dividend exceeds the surplus of the corporation. Dividends may be declared and paid in a corporation’s own treasury shares that have been reacquired by the corporation out of surplus. Dividends may be declared and paid in a corporation’s own authorized but unissued shares out of the surplus of the corporation upon the satisfaction of certain conditions.

It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. The Federal Reserve possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Bank holding companies must consult with the Federal Reserve before redeeming any equity or other capital instrument included in Tier 1 or Tier 2 capital prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization’s capital base. In addition, bank holding companies are unable to repurchase shares equal to 10% or more of its net worth if it would not be well-capitalized (as defined by the Federal Reserve) after giving effect to such repurchase. Bank holding companies experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the Federal Reserve before redeeming or repurchasing common stock or other regulatory capital instruments.

S Corporation Status. From August 3, 2004 until September 24, 2018, the Company had elected to be taxed for U.S. federal and applicable state income tax purposes as an “S Corporation” under the provisions of Sections 1361 to 1379 of the Code. As a result, our earnings were not subject to, and we did not pay, U.S. federal income tax, and no provision or liability for U.S. federal income tax was included in our consolidated financial statements. Instead, for U.S. federal income tax purposes our taxable income was “passed through” to our shareholders. Unless specifically noted otherwise, no amount of our consolidated net income or our earnings per share presented in this report, including in our consolidated financial statements and the accompanying notes appearing in this report, reflects any provision for or accrual of any expense for U.S. federal income tax liability for any period presented. In connection with our initial public offering, our status as an S Corporation terminated and we are now taxed as a C Corporation under the provisions of Sections 301 to 385 of the Code. As a result, our taxable earnings will be subject to U.S. federal income tax and we will bear the liability for those taxes.

The Bank

General. The Bank is an Oklahoma state member bank and is subject to supervision and regulation by the OBD and the Federal Reserve. The Bank is also subject to certain regulations of the FDIC and the CFPB. As an Oklahoma-chartered member bank, the Bank is subject to the examination, supervision and regulation by the OBD, the chartering authority for Oklahoma banks, by the Federal Reserve, and by the FDIC. As a member of the Federal Reserve, the Bank owns $423,000 of stock in the Federal Reserve as of December 31, 2018.

The OBD supervises and regulates all areas of the Bank’s operations including, without limitation, the making of loans, the issuance of securities, the conduct of the Bank’s corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of banking offices. The Federal Reserve is the Bank’s primary federal regulatory agency, and periodically examines the Bank’s operations and financial condition and compliance with federal law. In addition, the Bank’s deposit accounts are insured by the DIF to the maximum extent provided under federal law and FDIC regulations, and the FDIC has certain enforcement powers over the Bank.

Depositor Preference. In the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors including the parent bank holding company with respect to any extensions of credit they have made to that insured depository institution.

Brokered Deposit Restrictions. Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2018, the Bank was eligible to accept brokered deposits without a waiver from the FDIC.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. For deposit insurance assessment purposes, an insured depository institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. The total base assessment rates range from 1.5 basis points to 40 basis points. While in the past an insured depository institution’s assessment base was determined by its deposit base, amendments to the Federal Deposit Insurance Act revised the assessment base so that it is calculated using average consolidated total assets minus average tangible equity.

Additionally, the Dodd-Frank Act altered the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has until September 3, 2020 to meet the 1.35% reserve ratio target. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates, following notice and comment on proposed rulemaking. As a result, the Bank’s FDIC deposit insurance premiums could increase. During the year ended December 31, 2018, the Bank paid $440,000 in FDIC deposit insurance premiums.

FICO Assessments. In addition to paying basic deposit insurance assessments, insured depository institutions must pay Financing Corporation, or FICO, assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board to recapitalize the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year non-callable bonds of approximately $8.1 billion that mature in 2017 through 2019. Since 1996, federal legislation requires that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. During the year ended December 31, 2018, the Bank did not pay any FICO assessments.

Examination Assessments. Oklahoma-chartered banks are required to pay an annual fee of $1,000 to the OBD to fund its operations. In addition, Oklahoma-chartered banks are charged an examination assessment calculated based on the amount of the Bank’s assets at rates established by the Oklahoma Banking Board. During the year ended December 31, 2018, the Bank paid examination assessments to the OBD totaling $102,000.

Capital Requirements. Banks are generally required to maintain minimum capital ratios. For a discussion of the capital requirements applicable to the Bank, see “—Regulatory Capital Requirements” above.

Bank Reserves. The Federal Reserve requires all depository institutions to maintain reserves against some transaction accounts (primarily NOW and Super NOW checking accounts). The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. An institution may borrow from the Federal Reserve “discount window” as a secondary source of funds if the institution meets the Federal Reserve’s credit standards.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Unless the approval of the Federal Reserve is obtained, the Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years. Oklahoma law also places restrictions on the declaration of dividends by Oklahoma state-chartered banks, including the Bank, to their shareholders. Before any dividend may be declared by the Bank, not less than 10% of the net profits of the Bank must be transferred to a surplus fund until the surplus equals 100% of the Bank’s capital stock. This may decrease any amount available for the payment of dividends in a particular period if the surplus funds for the Bank fail to comply with this limitation. Furthermore, the approval of the Commissioner of the OBD is required if the total of all dividends declared by the Bank in any calendar year exceed the total of its net profits of that year combined with its retained net profits of the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. The Federal Reserve and the OBD also may, under certain circumstances, prohibit the payment of dividends to us from the Bank. Oklahoma corporate law also requires that dividends can only be paid out of funds legally available therefor.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2018.

Transactions with Affiliates. The Bank is subject to sections 23A and 23B of the Federal Reserve Act, or the Affiliates Act, and the Federal Reserve’s implementing Regulation W. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Accordingly, transactions between the Company, the Bank and any non-bank subsidiaries will be subject to a number of restrictions. The Affiliates Act imposes restrictions and limitations on the Bank from making extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investment in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions and limitations prevent the Company or other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Furthermore, such secured loans and investments by the Bank to or in the Company or to or in any other non-banking affiliate are limited, individually, to 10% of the Bank’s capital and surplus, and such transactions are limited in the aggregate to 20% of the Bank’s capital and surplus. All such transactions, as well as contracts entered into between the Bank and affiliates, must be on terms that are no less favorable to the Bank than those that would be available from non-affiliated third parties. Federal Reserve policies also forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit.

Loans to Directors, Executive Officers and Principal Shareholders. The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under the Federal Reserve’s Regulation O, as well as the Sarbanes-Oxley Act. These statutes and regulations impose limits the amount of loans the Bank may make to directors and other insiders and require that the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank, that the Bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with the Company or the Bank; and that the loans must not involve a greater than normal risk of non-payment or include other features not favorable to the Bank. Furthermore, the Bank must periodically report all loans made to directors and other insiders to the bank regulators. As of December 31, 2018, the Bank had lines of credit for loans to insiders of $13.1 million and loans outstanding to insiders of $6.9 million.

Limits on Loans to One Borrower. As an Oklahoma state-chartered bank, the Bank is subject to limits on the amount of loans it can make to one borrower. With certain limited exceptions, loans and extensions of credit from Oklahoma state-chartered banks outstanding to any borrower (including certain related entities of the borrower) at any one time may not exceed 30% of the capital of the bank. An Oklahoma state-chartered bank may lend an additional amount if the loan is fully secured by certain types of collateral, like bonds or notes of the United States. Certain types of loans are exempted from the lending limits, including loans secured by segregated deposits held by the bank. The Bank’s legal lending limit to any one borrower was $28.1 million as of December 31, 2018.

Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted guidelines establishing operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the financial institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If a financial institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the financial institution’s rate of growth, require the financial institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the financial institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

Branching Authority. Deposit-taking banking offices must be approved by the Federal Reserve and, if such office is established within the State of Oklahoma, the OBD, which consider a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate power. The Dodd-Frank Act permits insured state banks to engage in interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by a bank in such state. Finally, we may also establish banking offices in other states by merging with banks or by purchasing banking offices of other banks in other states, subject to certain restrictions.

Interstate Deposit Restrictions. The Interstate Act, together with the Dodd-Frank Act, relaxed prior branching restrictions under federal law by permitting, subject to regulatory approval, banks to establish branches in states where the laws permit banks chartered in such states to establish branches.

Section 109 of the Interstate Act prohibits a bank from establishing or acquiring a branch or branches outside of its home state primarily for the purpose of deposit production. To determine compliance with Section 109, the appropriate Federal banking agency first compares a bank’s estimated statewide loan-to-deposit ratio to the estimated host state loan-to-deposit ratio for a particular state. If a bank’s statewide loan-to-deposit ratio is at least one-half of the published host state loan-to-deposit ratio, the bank has complied with Section 109. A second step is conducted if a bank’s estimated statewide loan-to-deposit ratio is less than one-half of the published ratio for that state. The second step requires the appropriate agency to determine whether the bank is reasonably helping to meet the credit needs of the communities served by the bank’s interstate branches. A bank that fails both steps is in violation of Section 109 and subject to sanctions by the appropriate agency. Those sanctions may include requiring the bank’s interstate branches in the non-compliance state be closed or not permitting the bank to open new branches in the non-compliance state.

For purposes of Section 109, the Bank’s home state is Oklahoma and the Bank operates branches in two host states: Texas and Kansas. The most recently published host state loan-to-deposit ratios using data as of June 30, 2017 reflect statewide loan-to-deposit ratios in Texas and Kansas of 76% and 84%, respectively. As of December 31, 2018, the Bank’s statewide loan-to-deposit ratios in Texas and Kansas were 185% and 41%, respectively. Accordingly, management believes that the Bank is in compliance with Section 109 in Texas after application of the first step of the two-step test. With respect to the Bank’s Kansas operations, the Kansas branches were acquired by the Bank as a result of the acquisition of Montezuma State Bank in March 2014. As of December 31, 2013 (the last date for which Montezuma State Bank reported its financial results before it was acquired by the Bank), Montezuma State Bank’s loan-to-deposit ratio was 34% according to S&P Global. Since the Bank acquired its Kansas branches, the Bank’s loan-to-deposit ratio in Kansas has increased to 41%. Nevertheless, management believes that the Bank is reasonably helping to meet the credit needs of the communities served by the Bank’s Kansas branches. If, however, the Federal Reserve were to determine that the Bank is not reasonably helping to meet the credit needs of the communities served by the Bank’s Kansas branches, then the Federal Reserve could require the Bank’s Kansas branches be closed or not permit the Bank to open new branches in Kansas.

Community Reinvestment Act. The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate- income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations.

The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” The Bank had a CRA rating of “satisfactory” as of its most recent CRA assessment.

Anti-Money Laundering and the Office of Foreign Assets Control Regulation. The USA PATRIOT Act is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act substantially broadened the scope of United States AML laws and regulations by imposing significant compliance and due diligence obligations, created new crimes and penalties and expanded the extra territorial jurisdiction of the United States. Financial institutions are also prohibited from entering into specified financial transactions and account relationships, must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and must implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with the USA PATRIOT Act or its regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be in violation of these obligations.

Among other requirements, the USA PATRIOT Act and implementing regulations require banks to establish AML programs that include, at a minimum:

•      internal policies, procedures and controls designed to implement and maintain the bank’s compliance with all of the requirements of the USA PATRIOT Act, the BSA and related laws and regulations;

•      systems and procedures for monitoring and reporting of suspicious transactions and activities;

•      a designated compliance officer;

•      employee training;

•      an independent audit function to test the AML program;

•      procedures to verify the identity of each customer upon the opening of accounts; and

•      heightened due diligence policies, procedures and controls applicable to certain foreign accounts and relationships.

Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program, or CIP, as part of its AML program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists. Financial institutions are also required to comply with various reporting and recordkeeping requirements. The Federal Reserve and the FDIC consider an applicant’s effectiveness in combating money laundering, among other factors, in connection with an application to approve a bank merger or acquisition of control of a bank or bank holding company.

Likewise, OFAC administers and enforces economic and trade sanctions against targeted foreign countries and regimes under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. Financial institutions are responsible for, among other things, blocking accounts of and transactions with such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence.

Failure of a financial institution to maintain and implement adequate AML and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Concentrations in Commercial Real Estate (CRE) loans. Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from CRE is one area of regulatory concern. The CRE Concentration Guidance, provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Concentration Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. See also “Risk Factors – As of December 31, 2018, we did not have CRE concentrations above either of the two tests; however, from time to time we have a concentration in CRE lending that could cause our regulators to restrict our ability to grow”.

Consumer Financial Services

We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the ECOA, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, the Military Lending Act, and these laws’ respective state law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for mergers or acquisitions or prohibition from engaging in such transactions even if approval is not required.

Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability.

Rulemaking authority for most federal consumer protection laws was transferred from the prudential regulators to the CFPB on July 21, 2011. In some cases, regulators such as the Federal Trade Commission and the DOJ also retain certain rulemaking or enforcement authority. The CFPB also has broad authority to prohibit unfair, deceptive and abusive acts and practices, or UDAAP, and to investigate and penalize financial institutions that violate this prohibition. While the statutory language of the Dodd-Frank Act sets forth the standards for acts and practices that violate the prohibition on UDAAP, certain aspects of these standards are untested, and thus it is currently not possible to predict how the CFPB will exercise this authority.

The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer protection laws and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit UDAAP. The review of products and practices to prevent such acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.

The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators.

Mortgage and Mortgage-Related Products, Generally. Because abuses in connection with home mortgages were a significant factor contributing to the financial crisis, many provisions of the Dodd-Frank Act and rules issued thereunder address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans do not comply with the ability-to-repay standards described below. The Bank does not currently expect these provisions of the Dodd-Frank Act or any related regulations to have a significant impact on its operations, except for higher compliance costs.

Ability-to-Repay Requirement and Qualified Mortgage Rule. In January 2013, the CFPB issued a final rule implementing the Dodd-Frank Act’s ability-to-repay requirements. Under this rule, lenders, in assessing a borrower’s ability to repay a mortgage-related obligation, must consider eight underwriting factors: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. This rule also includes guidance regarding the application of, and methodology for evaluating, these factors. The Bank does not currently expect this rule to have a significant impact on its operations.

Incentive Compensation Guidance

The federal bank regulatory agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (1) balanced risk-taking incentives; (2) compatibility with effective controls and risk management; and (3) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, the Basel III capital rules limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. Although the federal bank regulatory agencies proposed additional rules in 2016 related to incentive compensation for all banks with more than $1.0 billion in assets, those rules have not yet been finalized. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.

The Dodd-Frank Act requires public companies to include, at least once every three years, a separate non-binding “say-on-pay” vote in their proxy statement by which shareholders may vote on the compensation of the public company’s named executive officers. In addition, if such public companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, shareholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as “say-on-golden parachute” vote). Other provisions of the Dodd-Frank Act may impact our corporate governance. For instance, the SEC adopted rules prohibiting the listing of any equity security of a company that does not have a compensation committee consisting solely of independent directors, subject to certain exceptions, including controlled companies. In addition, the Dodd-Frank Act requires the SEC to adopt rules requiring all exchange-traded companies to adopt claw-back policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements. Those rules, however, have not yet been finalized. Additionally, we are an “emerging growth company” under the JOBS Act and therefore subject to reduced disclosure requirements related to, among other things, executive compensation.

Financial Privacy

The federal bank regulatory agencies have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through financial services companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.

Impact of Monetary Policy

The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These tools are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives which could affect the Company, the Bank and the banking industry in general may be proposed or introduced before the U.S. Congress, the Oklahoma Legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Company or the Bank to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or the Bank would be affected thereby.

Although the majority of the Dodd-Frank Act’s rulemaking requirements have been met with finalized rules, approximately one-fifth of the rulemaking requirements are either still in the proposal stage or have not yet been proposed. On February 2, 2017, the President signed an executive order calling for the administration to review various U.S. financial laws and regulations. The full scope of the current administration’s legislative and regulatory agenda is not yet fully known, but it may include further deregulatory measures for the banking industry, including the structure and powers of the CFPB and other areas under the Dodd-Frank Act.

The Economic Growth, Regulatory Relief, and Consumer Protection Act was signed into law in May 2018 and directs the federal banking agencies to develop a specified Community Bank Leverage Ratio (i.e., the ratio of a bank’s equity capital to its consolidated assets) of not less than 8% and not more than 10%. Banks and bank holding companies with less than $10 billion in total assets that maintain capital in excess of this ratio will be deemed to be in compliance with all other capital and leverage requirements. Federal banking agencies may consider a company’s risk profile when evaluating whether it qualifies as a community bank for purposes of the Community Bank Leverage Ratio.

At this time, it is difficult to anticipate the continued impact this expansive legislation will have on the Company, its customers and the financial industry generally. To the extent the Dodd-Frank Act remains in place or is not further amended, it is likely to continue to increase the Company’s cost of doing business, limit the Bank’s permissible activities, and affect the competitive balance within the industry and market.

Various U.S. federal, state and local laws have been enacted that are designed to discourage predatory lending practices. The U.S. Home Ownership and Equity Protection Act of 1994, or HOEPA, prohibits inclusion of certain provisions in mortgages that have interest rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain mortgages, including loans that are not classified as “high-cost” loans under applicable law, must satisfy a net tangible benefit test with respect to the related borrower. Such tests may be highly subjective and open to interpretation. As a result, a court may determine that a home mortgage, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. If any of our mortgages are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could adversely impact our results of operations, financial condition and business.

Item 1A.   Risk Factors

We believe the risks described below are the risks that are material to us. Any of the following risks, as well as risks that we do not know or currently deem immaterial, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Risks Relating to Our Business and Market

We may not be able to implement aspects of our expansion strategy, which may adversely affect our ability to maintain our historical earnings trends.

We may not be able to sustain our growth at the rate we have enjoyed during the past several years. Our growth over the past several years has been driven primarily by a strong commercial lending market in our market areas and our ability to identify attractive expansion opportunities. A downturn in local economic market conditions, a failure to attract and retain high performing personnel, heightened competition from other financial services providers and an inability to attract additional core deposits and lending customers, among other factors, could limit our ability to grow as rapidly as we have in the past and as such may have a negative effect on our business, financial condition and results of operations. In addition, risks associated with failing to maintain effective financial and operational controls as we grow, such as maintaining appropriate loan underwriting procedures, determining an adequate allowance and complying with regulatory accounting requirements, including increased loan losses, reduced earnings and potential regulatory penalties and restrictions on growth, all could have a negative effect on our business, financial condition and results of operations.

We may not be able to manage the risks associated with our anticipated growth and expansion through de novo branching.

Our business strategy includes evaluating potential strategic opportunities to grow through de novo branching. De novo branching carries with it certain potential risks, including significant startup costs; anticipated initial operating losses; inability to gain regulatory approval; inability to secure the services of qualified senior management to operate the de novo banking location and successfully integrate and promote our corporate culture; poor market reception for de novo banking locations established in markets where we do not have a preexisting reputation; challenges posed by local economic conditions; challenges associated with securing attractive locations at a reasonable cost; and the additional strain on management resources and internal systems and controls. Failure to adequately manage the risks associated with our anticipated growth through de novo branching could have an adverse effect on our business, financial condition and results of operations.

We may grow through mergers or acquisitions, which strategy may not be successful or, if successful, may produce risks in successfully integrating and managing the merged companies or acquisition targets and may dilute our shareholders.

As part of our growth strategy, we may pursue mergers and acquisitions of banks and nonbank financial services companies within or outside our principal market areas. Although we regularly identify and explore specific acquisition opportunities as part of our ongoing business practices, we have no present agreements or commitments to merge with or acquire any financial institution or any other company, and may not find suitable merger or acquisition opportunities. We face significant competition from numerous other financial services institutions, many of which will have greater financial resources or more liquid securities than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any future acquisitions.

Mergers and acquisitions involve numerous risks, any of which could harm our business, including:

•      difficulties in integrating the operations, management, products and services, technologies, existing contracts, accounting processes and personnel of the target and realizing the anticipated synergies of the combined businesses;

•      difficulties in supporting and transitioning customers of the target;

•      diversion of financial and management resources from existing operations;

•      assumption of nonperforming loans;

•      the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

•      entering new markets or areas in which we have limited or no experience;

•      potential loss of key personnel and customers from either our business or the target’s business;

•      assumption of unanticipated problems or latent liabilities of the target; and

•      inability to generate sufficient revenue to offset acquisition costs.

Mergers and acquisitions also frequently result in the recording of goodwill and other intangible assets, which are subject to potential impairments in the future and that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing shareholders may be diluted, which could affect the market price of our common stock. As a result, if we fail to properly evaluate mergers, acquisitions or investments, we may not achieve the anticipated benefits of any such merger or acquisition, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute mergers, acquisitions or investments or otherwise adequately address these risks could materially harm our business, financial condition and results of operations.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement or may acquire new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and new products and services, we may invest significant time and resources. We may not achieve target timetables for the introduction and development of new lines of business and new products or services and price and profitability targets may not prove feasible. External factors, such as regulatory compliance obligations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

Our business is concentrated in, and largely dependent upon, the continued growth and welfare of our markets, and adverse economic conditions in these markets could negatively impact our operations and customers.

Our business is affected by the economy of Oklahoma, the Dallas/Fort Worth metropolitan area and Kansas, our primary markets. Our success depends to a significant extent upon the business activity, population, income levels, employment trends, deposits and real estate activity in these markets. The Oklahoma economy has been generally steady, if not increasing, in the past few years. The housing market remains strong with prices having increased through 2018. Vacancy rates for commercial properties remain low and small business owners are increasingly considering bank borrowings in order to grow.

In addition, market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which could impact our charge-offs and provision for credit losses. Adverse changes in economic conditions in these markets could reduce our growth in loans and deposits, impair our ability to collect our loans, increase our problem loans and charge-offs and otherwise negatively affect our performance and financial condition.

A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Our business and operations, which primarily consist of lending money to customers in the form of loans and borrowing money from customers in the form of deposits, are sensitive to general business and economic conditions in the United States, generally, and particularly the States of Oklahoma, Kansas and Texas. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to borrower repayment ability and collateral protection as well as reduced demand for the products and services we offer. In recent years, there has been a gradual improvement in the U.S. economy and the economies of the states in which we operate, as evidenced by a rebound in the housing market, lower unemployment and higher valuations in the equities markets; however, economic growth has been uneven, and opinions vary on the strength and direction of the economy. Uncertainties also have arisen regarding the potential for a reversal or renegotiation of international trade agreements and the effect of the Tax Cuts and Jobs Act enacted in December 2017, and the impact such actions and other policies of the administration of President Donald Trump may have on economic and market conditions. In addition, concerns about the performance of international economies can impact the economy and financial markets here in the United States. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on commercial, mortgage and consumer loans, residential and CRE price declines and lower home sales and commercial activity. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.

We have credit exposure to the energy industry.

The energy industry is a significant sector in our Oklahoma market, and to a lesser extent, Kansas and the Dallas/Fort Worth metropolitan area. A downturn or lack of growth in the energy industry and energy-related business, including sustained low oil or gas prices or the failure of oil or gas prices to rise in the future, could adversely affect our business, financial condition and results of operations. As of December 31, 2018, our energy loans, which include loans to exploration and production companies, midstream companies, purchasers of mineral and royalty interests and service providers totaled $110.0 million, or 18.4% of total loans, as compared to $104.7 million, or 18.6% of total loans as of December 31, 2017 and $60.7 million, or 12.1% of total loans, as of December 31, 2016. In addition to our direct exposure to energy loans, we also have indirect exposure to energy prices, as some of our non-energy customers’ businesses are directly affected by volatility with the oil and gas industry and energy prices and otherwise are dependent on energy-related businesses. As of December 31, 2018, we had $133.4 million in loan commitments, of which $23.4 million was unfunded debt, to borrowers in the oil and gas industry. Prolonged or further pricing pressure on oil and gas could lead to increased credit stress in our energy portfolio, increased losses associated with our energy portfolio, increased utilization of our contractual obligations to extend credit and weaker demand for energy lending. Such a decline or general uncertainty resulting from continued volatility could have other adverse impacts, such as job losses in industries tied to energy, increased spending habits, lower borrowing needs, higher transaction deposit balances or a number of other effects that are difficult to isolate or quantify, particularly in markets with significant dependence on the energy industry like Oklahoma, and to a lesser extent Kansas and the Dallas/Fort Worth metropolitan area, all of which could have an adverse effect on our business, financial condition and results of operations.

We have credit exposure to the hospitality industry.

The Company has loan exposure to the hospitality industry, primarily through loans made to construct or finance the operation of hotels. At December 31, 2018, this exposure was approximately $123 million, or 20.5%, of the total loan portfolio, along with an additional $28.3 million in unfunded debt. The hospitality industry is subject to changes in the travel patterns of business and leisure travelers, both of which are affected by the strength of the economy, as well as other factors. The performance of the hospitality industry has traditionally been closely linked with the performance of the general economy and, specifically, growth in gross domestic product. Changes in travel patterns of both business and leisure travelers, particularly during periods of economic contraction or low levels of economic growth, may create difficulties for the industry over the long-term. Although we have made a large portion of our hospitality loans to long-term, well-established hotel operators in strategic locations, a general downturn in the supply growth of such markets or hotel occupancy or room rates could negatively impact the borrowers’ ability to repay. A significant loss in this portfolio could materially and adversely affect the Company’s financial condition and results of operations.

We have a concentration in commercial real estate lending that could cause our regulators to restrict our ability to grow.

As a part of their regulatory oversight, the federal regulators have issued guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices, or the CRE Concentration Guidance, with respect to a financial institution’s concentrations in CRE lending activities. This guidance was issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the CRE market. This guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending by providing supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ CRE lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of total capital; or (2) total CRE loans as defined in this guidance, or Regulatory CRE, represent 300% or more of total capital, and the institution’s Regulatory CRE has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidance, loans secured by owner occupied CRE are not included for purposes of the CRE concentration calculation. We believe that the CRE Concentration Guidance is applicable to us. As of December 31, 2018, our Regulatory CRE represented 263.8% of our total Bank capital and our construction, land development and other land loans represented 93.1% of our total Bank capital, as compared to 256.5% and 130.0% as of December 31, 2017, respectively. During the prior 36-month period, our Regulatory CRE has increased 114.2%. We are actively working to manage our Regulatory CRE concentration, and we believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance. We have implemented enhanced CRE monitoring techniques as expected by banking regulators as our concentrations have approached or exceeded the regulatory guidance. Nevertheless, the Federal Reserve could become concerned about our CRE loan concentrations, and it could limit our ability to grow by restricting its approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities, or by requiring us to raise additional capital, reduce our loan concentrations or undertake other remedial actions.

Because a portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

Adverse developments affecting real estate values, particularly in Oklahoma City and the Dallas/Fort Worth metropolitan area, could increase the credit risk associated with our real estate loan portfolio. Real estate values may experience periods of fluctuation, and the market value of real estate can fluctuate significantly in a short period of time. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance, which could adversely affect our business, financial condition and results of operations.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

As of December 31, 2018, we had approximately $588.2 million of commercial purpose loans, which include general commercial, energy, agricultural, and CRE loans, representing approximately 97.7% of our gross loan portfolio. Commercial purpose loans are often larger and involve greater risks than other types of lending. Because payments on these loans are often dependent on the successful operation or development of the property or business involved, their repayment is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy.

Accordingly, a downturn in the real estate market or the general economy could heighten our risk related to commercial purpose loans, particularly energy and CRE loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial purpose loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrowers’ ability to repay the loan may be impaired. As a result of the larger average size of each commercial purpose loan as compared with other loans such as residential loans, as well as the collateral which is generally less readily marketable, losses incurred on a small number of commercial purpose loans could have a material adverse impact on our financial condition and results of operations.

Our largest loan relationships make up a material percentage of our total loan portfolio.

As of December 31, 2018, our 20 largest borrowing relationships ranged from approximately $8.7 million to $25 million (including unfunded commitments) and totaled approximately $263.8 million in total commitments (representing, in the aggregate, 35.8% of our total outstanding commitments as of December 31, 2018). Of these 20 relationships, $174.8 million were originated from the Oklahoma market, with the remaining $89.0 million extended to borrowers located in the Dallas/Fort Worth metropolitan area. Each of the loans associated with these relationships has been underwritten in accordance with our underwriting policies and limits. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this concentration of borrowers presents a risk that, if one or more of these relationships were to become delinquent or suffer default, we could be exposed to material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if these loans are adequately collateralized, an increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.

At December 31, 2018, our 20 largest deposit relationships accounted for 25.2% of our total deposits. Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of withdrawals of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, which would adversely affect our results of operations. Under applicable regulations, if the Bank were no longer “well capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC.

A substantial portion of our loan portfolio consists of loans maturing within one year, and there is no guarantee that these loans will be replaced upon maturity or renewed on the same terms or at all.

As of December 31, 2018, approximately 45.3% of our gross loans were maturing within one year, compared to approximately 49.6% of our gross loans that were maturing within one year as of December 31, 2017. As a result, we will either need to renew or replace these loans during the course of the year. There is no guarantee that these loans will be originated or renewed by borrowers on the same terms or at all, as demand for such loans may decrease. Furthermore, there is no guarantee that borrowers will qualify for new loans or that existing loans will be renewed by us on the same terms or at all, as collateral values may be insufficient or the borrowers’ cash flow may be materially less than when the loan was initially originated. This could result in a significant decline in the size of our loan portfolio.

Our controlling shareholders, the Haines Family Trusts, may transfer shares to certain of our executive officers, which may result in significant compensation expense to the Company and materially adversely affect our net income in the period in which it takes place.

As disclosed in the Prospectus filed with the SEC on September, 17, 2018, the Haines Family Trusts may transfer up to 6.5% of our outstanding shares of common stock to one or more of our executive officers. The Haines Family Trusts are currently evaluating such a transfer. There is no agreement that requires such transfers and there can be no assurance that such transfers will occur or the timing of any such transfers. Any shares transferred by the Haines Family Trusts to our employees may constitute share-based payments for purposes of ASC 718, which requires all share-based payments to employees to be recognized in the financial statements based on their fair values, and may constitute a taxable event for those employees. We expect to recognize compensation expense, which is a non-cash expense, if such transfers occur and the amount of such expense could materially reduce our GAAP net income. Based on 10,187,500 shares of our common stock outstanding and the year-end closing price of our common stock of $13.35 per share, the maximum compensation expense would be approximately $8.8 million. Such compensation expense would significantly reduce our net income in the period in which it takes place, which may result in a drop in our stock price. The potential transfers would not increase our outstanding shares of common stock, and we do not expect any such transfers to affect our equity capital position.

We could suffer material credit losses if we do not appropriately manage our credit risk.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of non-payment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. Changes in the economy can cause the assumptions that we made at origination to change and can cause borrowers to be unable to make payments on their loans, and significant changes in collateral values can cause us to be unable to collect the full value of loans we make. There is no assurance that our loan approval and credit risk monitoring procedures are or will be adequate or will reduce the inherent risks associated with lending. Our credit administration personnel and our policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. Any failure to manage such credit risks may materially adversely affect our business, financial condition and results of operations.

Our levels of nonperforming assets could increase, which would adversely affect our results of operations and financial condition, and could result in losses in the future.

As of December 31, 2018, our nonperforming assets (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest, other real estate owned and loans modified under troubled debt restructurings that are not performing in accordance with their modified terms) totaled $2,725,000. However, we can give no assurance that our nonperforming assets will continue to remain at low levels and we may experience increases in nonperforming assets in the future. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our net interest income, net income and returns on assets and equity, and our loan administration costs increase, which together with reduced interest income adversely affects our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These nonperforming assets also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we were to experience increases in nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which would have an adverse effect on our net income and related ratios, such as returns on assets and equity.

Our allowance may not be adequate to cover actual loan losses.

A significant source of risk arises from the possibility that we could sustain losses due to loan defaults and nonperformance on loans. We maintain an allowance in accordance with GAAP to provide for such defaults and other nonperformance. As of December 31, 2018, our allowance as a percentage of total loans was 1.31%. The determination of the appropriate level of allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, many of which are beyond our control. In addition, our underwriting policies, adherence to credit monitoring processes and risk management systems and controls may not prevent unexpected losses. Our allowance may not be adequate to cover actual loan losses. Moreover, any increase in our allowance will adversely affect our earnings.

In the aftermath of the 2008 financial crisis, the FASB decided to review how banks estimate losses in the allowance calculation, and it issued the final current expected credit loss standard, or CECL, in June 2016. Currently, the impairment model is based on incurred losses, and investments are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the new CECL model that will become effective for us, as an emerging growth company, for the first interim and annual reporting periods beginning after December 15, 2021. Under the new CECL model, financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model will bring with it significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters.

Management is currently evaluating the impact of these changes to our financial position and results of operations. The allowance is a material estimate of ours, and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the allowance at adoption date. We anticipate a significant change in the processes and procedures to calculate the allowance, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. We expect to continue developing and implementing processes and procedures to ensure we are fully compliant with the CECL requirements at its adoption date.

The small- to medium-sized businesses that we lend to may have fewer resources to weather adverse business conditions, which may impair their ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

Our business development and marketing strategies primarily result in us serving the banking and financial services needs of small- to medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small- to medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loans. If general economic conditions negatively impact Oklahoma, Kansas, Texas or the specific markets in these states in which we operate and small- to medium-sized businesses are adversely affected or our borrowers are otherwise affected by adverse business conditions, our business, financial condition and results of operations could be adversely affected.

We rely on our senior management team and may have difficulty identifying, attracting and retaining necessary personnel, which may divert resources and limit our ability to execute our business strategy and successfully expand our operations.

Our business plan includes, and is dependent upon, our hiring and retaining highly qualified and motivated personnel at every level. Our senior management team has significant industry experience, and their knowledge and relationships would be difficult to replace. The loss of senior management without qualified successors who can execute our strategy could have an adverse impact on our business, financial condition and results of operations. For example, since joining the Bank in August 2015, one senior loan officer in the Dallas/Fort Worth metropolitan area, has originated 24.5% of our total loan portfolio as of December 31, 2018.  The senior loan officer is subject to a noncompetition agreement but the loss of his expertise and ability, could have an adverse impact on our business, financial condition and results of operations.

Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incenting and retaining skilled personnel may continue to increase. We need to continue to identify, attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. In addition, as a provider of relationship-based commercial banking services, we must identify, attract and retain qualified banking personnel to continue to grow our business. Our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations. If we are unable to hire and retain qualified personnel we may be unable to successfully execute our business strategy and manage our growth. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings or have a material adverse effect on our business, financial condition or results of operations.

Our profitability depends on interest rates generally, and we may be adversely affected by changes in market interest rates.

Our profitability depends in substantial part on our net interest income. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. Our net interest income depends on many factors that are partly or completely outside of our control, including competition, federal economic, monetary and fiscal policies and economic conditions generally. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments.

Changes in interest rates could affect our ability to originate loans and deposits. Historically, there has been an inverse correlation between the demand for loans and interest rates. Loan origination volume usually declines during periods of rising or high interest rates and increases during periods of declining or low interest rates. Changes in interest rates also have a significant impact on the carrying value of certain of our assets, including loans and other assets, on our balance sheet.

Interest rate increases often result in larger payment requirements for our borrowers, which increase the potential for default. At the same time, the marketability of any underlying property that serves as collateral for such loans may be adversely affected by any reduced demand resulting from higher interest rates. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. Subsequently, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonaccrual loans would have an adverse impact on net interest income.

If short-term interest rates remain at low levels for a prolonged period, and if longer term interest rates fall, we could experience net interest margin compression as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem. This could have a material adverse effect on our net interest income and our results of operations.

The ratio of variable- to fixed-rate loans in our loan portfolio, the ratio of short-term (maturing at a given time within 12 months) to long-term loans, and the ratio of our demand, money market and savings deposits to certificates of deposit (and their time periods), are the primary factors affecting the sensitivity of our net interest income to changes in market interest rates. The composition of our rate-sensitive assets or liabilities is subject to change and could result in a more unbalanced position that would cause market rate changes to have a greater impact on our earnings. Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may adversely affect our financial condition and earnings.

We rely on short-term funding, which can be adversely affected by local and general economic conditions.

As of December 31, 2018, approximately $480.8 million, or 71.1%, of our deposits consisted of demand, savings, money market and negotiable order of withdrawal, or NOW, accounts. The approximately $195.2 million remaining balance of deposits consists of certificates of deposit, of which approximately $167.7 million, or 24.8% of our total deposits, was due to mature within one year. Based on our experience, we believe that our savings, money market and non-interest-bearing accounts are relatively stable sources of funds. Historically, a majority of non-brokered certificates of deposit are renewed upon maturity as long as we pay competitive interest rates. Many of these customers are, however, interest-rate conscious and may be willing to move funds into higher-yielding investment alternatives. Our ability to attract and maintain deposits, as well as our cost of funds, has been, and will continue to be significantly affected by general economic conditions. In addition, as market interest rates rise, we will have competitive pressure to increase the rates we pay on deposits. If we increase interest rates paid to retain deposits, our earnings may be adversely affected.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due and could jeopardize our financial condition.

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. The Bank’s primary funding source is customer deposits. In addition, the Bank has historically had access to advances from the Federal Home Loan Bank of Topeka, or the FHLB, the Federal Reserve Bank of Kansas City, or the FRB, discount window and other wholesale sources, such as internet-sourced deposits to fund operations. We participate in the Certificate of Deposit Account Registry Service, or CDARS, where customer funds are placed into multiple certificates of deposit, each in an amount under the standard FDIC insurance maximum of $250,000, and placed at a network of banks across the United States. Although the Bank has historically been able to replace maturing deposits and advances as necessary, it might not be able to replace such funds in the future. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on liquidity.

Our access to funding sources in amounts adequate to finance our activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy in general. Factors that could detrimentally impact access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory actions against us. The Bank’s ability to borrow or attract and retain deposits in the future could be adversely affected by the Bank’s financial condition or regulatory restrictions, or impaired by factors that are not specific to it, such as FDIC insurance changes, disruption in the financial markets or negative views and expectations about the prospects for the banking industry. Borrowing capacity from the FHLB or FRB may fluctuate based upon the condition of the Bank or the acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at the lender’s discretion.

The FRB or FHLB could restrict or limit the Bank’s access to secured borrowings. Correspondent banks can withdraw unsecured lines of credit or require collateralization for the purchase of fed funds. Liquidity also may be affected by the Bank’s routine commitments to extend credit. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences.

Any substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on our financial condition and results of operations, and could impair our ability to fund operations and meet our obligations as they become due and could jeopardize our financial condition.

Our historical growth rate and performance may not be indicative of our future growth or financial results.

We may not be able to sustain our historical rate of growth or grow our business at all. We have benefited from the recent low interest rate environment, which has provided us with high net interest margins which we use to grow our business. Higher rates may compress our margins and may impact our ability to grow. Additionally, we may not be able to maintain the historically low level of expenses. As a public company, we expect that we will incur additional expenses, commit significant resources, hire additional staff and provide additional management oversight for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our company and to maintain appropriate operational and financial systems to adequately support expansion. Consequently, our historical results of operations will not necessarily be indicative of our future operations.

We face strong competition from banks, credit unions and other financial services providers that offer banking services, which may limit our ability to attract and retain banking customers.

Competition in the banking industry generally, and in our primary markets specifically, is intense. Competitors include banks as well as other financial services providers, such as savings and loan institutions, consumer finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include several larger national and regional financial institutions whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs, achieve larger economies of scale, offer a wider array of banking services, make larger investments in technologies needed to attract and retain customers and conduct extensive promotional and advertising campaigns. If we are unable to offer competitive products and services as quickly as our larger competitors, our business may be negatively affected. Additionally, as a smaller institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations. Banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of a broader customer base than us. Larger competitors may also be able to offer better lending and deposit rates to customers, and could increase their competition as we become a public company and our growth becomes more visible. If our competitors extend credit on terms we find to pose excessive risks, or at interest rates which we believe do not warrant the credit exposure, we may not be able to maintain our business volume and could experience deteriorating financial performance. Moreover, larger competitors may not be as vulnerable as us to downturns in the local economy and real estate markets since they often have a broader geographic area and their loan portfolio is often more diversified.

Additionally, we face growing competition from so-called “online businesses” with few or no physical locations, including financial technology companies, online banks, lenders and consumer and commercial lending platforms, as well as automated retirement and investment service providers. New technology and other changes are allowing parties to effectuate financial transactions that previously required the involvement of banks. For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and access to lower cost deposits as a source of funds could have a material adverse effect on our business, results of operations and financial condition.

We also compete against community banks, credit unions and non-bank financial services companies that have strong local ties. These smaller institutions are likely to cater to the same small- to medium-sized businesses that we target. If we are unable to attract and retain banking customers, we may be unable to continue to grow our loan and deposit portfolios and our results of operations and financial condition may be adversely affected. Ultimately, we may be unable to compete successfully against current and future competitors.

Our risk management framework may not be effective in mitigating risks or losses to us.

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including credit, market, liquidity, interest rate, operational, reputation, business and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and may not adequately mitigate risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or growth prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our need to revise or restate prior period financial statements, cause damage to our reputation and the price of our common stock and adversely affect our business, financial condition and results of operations.

If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, we could be subject to regulatory penalties and the price of our common stock may decline.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As a public company, we will be required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we will be required to certify our compliance with Section 404(a) of the Sarbanes-Oxley Act beginning with our second annual report on Form 10-K, which will require us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, unless we remain an emerging growth company and elect additional transitional relief available to emerging growth companies, our independent registered public accounting firm may be required to report on the effectiveness of our internal control over financial reporting beginning as of that second annual report on Form 10-K.

We will continue to periodically test and update, as necessary, our internal control systems, including our financial reporting controls. Our actions, however, may not be sufficient to result in an effective internal control environment, and any future failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports and our access to the capital markets, cause the price of our common stock to decline and subject us to regulatory penalties.

Failure to keep pace with technological change could adversely affect our business.

Advances and changes in technology could significantly affect our business, financial condition, results of operations and future prospects. We face many challenges, including the increased demand for providing customers access to their accounts and the systems to perform banking transactions electronically. Our ability to compete depends on our ability to continue to adapt technology on a timely and cost-effective basis to meet these demands.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively or timely implement new technology-driven products and services or be successful in marketing these products and services to our customers and clients. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition, results of operations or cash flows.

We are exposed to cybersecurity risks associated with our internet-based systems and online commerce security, including “hacking” and “identify theft.”

We conduct a portion of our business over the internet. We rely heavily upon data processing, including loan servicing and deposit processing, software, communications and information systems from a number of third parties to conduct our business.  As a bank, we are more likely to be targeted by cyber attacks in an effort to unlawfully access customer funds or customer personally identifiable information.

Third-party or internal systems and networks may fail to operate properly or become disabled due to deliberate attacks or unintentional events. Our operations are vulnerable to disruptions from human error, natural disasters, power loss, computer viruses, spam attacks, denial of service attacks, unauthorized access and other unforeseen events. Undiscovered data corruption could render our customer information inaccurate. These events may obstruct our ability to provide services and process transactions. While we believe we are in compliance with all applicable privacy and data security laws, an incident could put our customer confidential information at risk.

Although we have not experienced a cyber-incident which has been successful in compromising our data or systems, we can never be certain that all of our systems are entirely free from vulnerability to breaches of security or other technological difficulties or failures. We monitor and modify, as necessary, our protective measures in response to the perpetual evolution of known cyber-threats.

A breach in the security of any of our information systems, or other cyber-incident, could have an adverse impact on, among other things, our revenue, ability to attract and maintain customers and our reputation. In addition, as a result of any breach, we could incur higher costs to conduct our business, to increase protection, or related to remediation. Furthermore, our customers could incorrectly blame us and terminate their account with us for a cyber-incident which occurred on their own system or with that of an unrelated third party. In addition, a security breach could also subject us to additional regulatory scrutiny and expose us to civil litigation and possible financial liability.

We are subject to certain operating risks related to employee error and customer, employee and third party misconduct, which could harm our reputation and business.

Employee error or employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, engaging in improper or unauthorized activities on behalf of our customers or using confidential information improperly. It is not always possible to prevent employee error or misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon processing systems to record and process transactions and our large transaction volume may further increase the risk that employee errors, tampering or manipulation of those systems will result in losses that are difficult to detect. Employee error or misconduct could also subject us to financial claims. If our internal control systems fail to prevent or detect an occurrence, or if any resulting loss is not insured, exceeds applicable insurance limits or if insurance coverage is denied or not available, it could have a material adverse effect on our business, financial condition and results of operations.

Fraudulent activity could damage our reputation, disrupt our businesses, increase our costs and cause losses.

As a financial institution, we are inherently exposed to operational risk in the form of theft and other fraudulent activity by employees, customers and other third parties targeting us and our customers or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Although the Company devotes substantial resources to maintaining effective policies and internal controls to identify and prevent such incidents, given the increasing sophistication of possible perpetrators, the Company may experience financial losses or reputational harm as a result of fraud.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. While we have a practice of seeking to independently verify some of the customer information that we use in deciding whether to extend credit or to agree to a loan modification, including employment, assets, income and credit score, not all customer information is independently verified, and if any of the information that is independently verified (or any other information considered in the loan review process) is misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the applicant, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. We may not detect all misrepresented information in our approval process. Any such misrepresented information could adversely affect our business, financial condition and results of operations.

Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

We depend to a significant extent on a number of relationships with third-party service providers. Specifically, we receive core systems processing, essential web hosting and other internet systems, loan and deposit processing and other processing services from third-party service providers. If these third-party service providers experience financial, operational or technological difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be materially adversely affected. Even if we are able to replace our service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

Our business strategy calls for continued growth. We may need to raise additional capital in the future to support our continued growth and to maintain our required regulatory capital levels. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Any occurrence that may limit our access to the capital markets may adversely affect our capital costs and our ability to raise capital. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital, and we would have to compete with those institutions for investors. Accordingly, there are no assurances that we will be able to raise additional capital if needed or on terms acceptable to us. Our growth may be constrained if we are unable to raise additional capital as needed. Furthermore, if we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

We follow a relationship-based operating model and negative public opinion could damage our reputation and adversely impact our earnings.

Reputation risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action and adversely affect our results of operations. Although we take steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.

If third parties infringe upon our intellectual property or if we were to infringe upon the intellectual property of third parties, we may expend significant resources enforcing or defending our rights or suffer competitive injury.

We rely on a combination of copyright, trademark, trade secret laws and confidentiality provisions to establish and protect our proprietary rights. If we fail to successfully maintain, protect and enforce our intellectual property rights, our competitive position could suffer. Similarly, if we were to infringe on the intellectual property rights of others, our competitive position could suffer. Third parties may challenge, invalidate, circumvent, infringe or misappropriate our intellectual property, or such intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product or service offerings or other competitive harm. We may also be required to spend significant resources to monitor and police our intellectual property rights. Others, including our competitors, may independently develop similar technology, duplicate our products or services or design around our intellectual property, and in such cases we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential or proprietary information. We may have to litigate to enforce or determine the scope and enforceability of our intellectual property rights, trade secrets and know-how, which could be time-consuming and expensive, could cause a diversion of resources and may not prove successful. The loss of intellectual property protection or the inability to obtain rights with respect to third party intellectual property could harm our business and ability to compete. In addition, because of the rapid pace of technological change in our industry, aspects of our business and our products and services rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all.

We may be exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we may foreclose and take title to real estate, and we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

The costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.

We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. It is inherently difficult to assess the outcome of these matters, and we may not prevail in proceedings or litigation. Our insurance may not cover all claims that may be asserted against us and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, including tornadoes, droughts, hailstorms and other natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. Operations in our market could be disrupted by both the evacuation of large portions of the population as well as damage and or lack of access to our banking and operation facilities. While we have not experienced such an event to date, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Regulatory Environment

We are subject to extensive regulation, which increases the cost and expense of compliance and could limit or restrict our activities, which in turn may adversely impact our earnings and ability to grow.

We operate in a highly regulated environment and are subject to regulation, supervision and examination by a number of governmental regulatory agencies, including the Federal Reserve, the OBD, and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors, customers and the DIF, rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, dividend payments and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. Following examinations, we may be required, among other things, to change our asset valuations or the amounts of required loan loss allowances or to restrict our operations, as well as increase our capital levels, which could adversely affect our results of operations. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements may add costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve, significantly affect credit conditions. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business operations and adversely impact our financial performance.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations. Proposed legislative and regulatory actions, including changes to financial regulation, may not occur on the timeframe that is expected, or at all, which could result in additional uncertainty for our business.

We are subject to extensive regulation by multiple regulatory bodies. These regulations may affect the manner and terms of delivery of our services. If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses which may adversely affect our business operations. Changes in these regulations can significantly affect the services that we provide as well as our costs of compliance with such regulations. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.

Current and past economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. For example, the Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry. In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. President Donald Trump issued an executive order directing the review of existing financial regulations. The Trump administration has also indicated in public statements that the Dodd-Frank Act will be under scrutiny and that some of its provisions and the rules promulgated thereunder may be revised, repealed or amended. In May 2018, Congress passed the Economic Growth, Regulatory Relief and Consumer Protection Act, or S. 2155, that provides for certain regulatory relief for community banks, including mortgage lending relief, treatment of reciprocal deposits and capital simplification.

Certain aspects of current or proposed regulatory or legislative changes, including laws applicable to the financial industry and federal and state taxation, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply, and could have a material adverse effect on our business, financial condition and results of operations. In addition, any proposed legislative or regulatory changes, including those that could benefit our business, financial condition and results of operations, may not occur on the timeframe that is proposed, or at all, which could result in additional uncertainty for our business.

Many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict our growth.

As part of our growth strategy, we may expand our business by pursuing strategic acquisitions of financial institutions and other complementary businesses. Generally, we must receive federal regulatory approval before we can acquire an FDIC-insured depository institution or related business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the Community Reinvestment Act, or the CRA) and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell banking locations as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

In addition to the acquisition of existing financial institutions, as opportunities arise, we plan to continue de novo branching as a part of our expansion strategy. De novo branching and acquisitions carry with them numerous risks, including the inability to obtain all required regulatory approvals. The failure to obtain these regulatory approvals for potential future strategic acquisitions and de novo banking locations could impact our business plans and restrict our growth.

The Federal Reserve may require the Company to commit capital resources to support the Bank.

As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd-Frank Act codified the Federal Reserve’s policy on serving as a source of financial strength. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank, even if the company would not ordinarily do so and even if such contribution is to its detriment or the detriment of its shareholders. The Federal Reserve may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. The net proceeds from our initial public offering that were paid as a cash distribution to our existing shareholders immediately after the closing of the offering are unavailable for a capital injection into the Bank. Furthermore, any loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank.

Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its indebtedness. Thus, any borrowing that must be incurred by the Company in order to make a required capital injection to the Bank becomes more difficult and expensive and will adversely impact the Company’s financial condition, results of operations and future prospects.

The Company and the Bank are subject to stringent capital requirements that may limit our operations and potential growth.

The Company and the Bank are subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet commitments as calculated under these regulations.

In order to be a “well-capitalized” depository institution under prompt corrective action standards, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 risk-based capital ratio of 8.0% or more; a total risk-based capital ratio of 10.0% or more; and a leverage ratio of 5.0% or more. In addition, the Company and the Bank are required to maintain a common equity Tier 1 capital ratio of 7.0% or more; a Tier 1 risk-based capital ratio of 8.5% or more; a total risk-based capital ratio of 10.5% or more; and a leverage ratio of 4.0% or more, by January 1, 2019. The failure to meet the established capital requirements under the prompt corrective action framework could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and such failure could subject us to a variety of enforcement remedies available to the federal regulatory authorities, including limiting our ability to pay dividends, issuing a directive to increase our capital and terminating the Bank’s FDIC deposit insurance. FDIC deposit insurance is critical to the continued operation of the Bank. In addition, an inability to meeting the capital requirements under the Basel III regulatory capital reforms, or Basel III, would prevent us from being able to pay certain discretionary bonuses to our executive officers and dividends to our shareholders.

Many factors affect the calculation of our risk-based assets and our ability to maintain the level of capital required to achieve acceptable capital ratios. For example, changes in risk weightings of assets relative to capital and other factors may combine to increase the amount of risk-weighted assets in the Tier 1 risk-based capital ratio and the total risk-based capital ratio. Any increases in our risk-weighted assets will require a corresponding increase in our capital to maintain the applicable ratios. In addition, recognized loan losses in excess of amounts reserved for such losses, loan impairments and other factors will decrease our capital, thereby reducing the level of the applicable ratios.

Our failure to remain well-capitalized for bank regulatory purposes could affect customer and investor confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock, our ability to make acquisitions, and our business, results of operations and financial condition. If we cease to be a well-capitalized institution for bank regulatory purposes, the interest rates that we pay on deposits and our ability to accept brokered deposits may be restricted.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

Our deposits are insured up to applicable limits by the DIF and are subject to deposit insurance assessments to maintain deposit insurance. As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. Although we cannot predict what the insurance assessment rates will be in the future, either a deterioration in our risk-based capital ratios or adjustments to the base assessment rates could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Bank regulatory agencies periodically examine our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we become subject as a result of such examinations could materially and adversely affect us.

Our regulators periodically examine our business, including our compliance with laws and regulations. Accommodating such examinations may require management to reallocate resources, which would otherwise be used in the day-to-day operation of other aspects of our business. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of our operations had become unsatisfactory, or that we were, or our management was, in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties against us, our officers or directors, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s FDIC deposit insurance and place the Bank into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

Monetary policy and other economic factors could affect our profitability adversely.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

We face a risk of noncompliance and enforcement action with respect to the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, or BSA, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective AML program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other AML requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, or DOJ, the Drug Enforcement Administration and the IRS. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control, or OFAC, which involve sanctions for dealing with certain persons or countries. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share non-public personal information about our customers with non-affiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with non-affiliated third parties (with certain exceptions) and (iii) requires we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level by the Federal Trade Commission, as well as at the state level.

We rely on third parties, and in some cases subcontractors, to provide information technology and data services. Although we provide for appropriate protections through our contracts and perform information security risk assessments of its third-party service providers and business associates, we still have limited control over their actions and practices. In addition, despite the security measures the we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third-party providers may be vulnerable to security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. In such cases, notification to affected individuals, state and federal regulators, state attorneys general and media may be required, depending upon the number of affected individuals and whether personal information including financial data was subject to unauthorized access.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

We face increased risk under the terms of the CRA as we accept additional deposits in new geographic markets.

Under the terms of the CRA, each appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in assessing and meeting the credit needs of the communities served by that bank, including low- and moderate-income neighborhoods. During these examinations, the regulatory agency rates such bank’s compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The regulatory agency’s assessment of the institution’s record is part of the regulatory agency’s consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, or to open or relocate a branch office.

As we accept additional deposits in new geographic markets, we will be required to maintain an acceptable CRA rating. Maintaining an acceptable CRA rating may become more difficult as our deposits increase across new geographic markets.

We are subject to certain restrictions related to interstate banking and branching, including restrictions on interstate deposits.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or Interstate Act, together with the Dodd-Frank Act, relaxed prior interstate branching restrictions under federal law by permitting, subject to regulatory approval, commercial banks to establish branches in states where the laws permit banks chartered in such states to establish branches. As discussed in this report, the Bank operates branches in Kansas and Texas, in additional to its home state of Oklahoma. Federal banking agency regulations prohibit banks from using their interstate branches primarily for deposit production, and the federal banking agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition, the purpose of which is to ensure that interstate branches do not take deposits from a community without the bank reasonably helping to meet the credit needs of that community.

The prohibition on establishing interstate branches for the purpose of deposit production, and the corresponding regulatory loan-to-deposit restrictions, could limit our ability to establish branches outside Oklahoma. We believe that the Bank’s operations in Texas are in compliance with the Interstate Act in Texas. In addition, we believe that the Bank is reasonably helping to meet the credit needs of the communities served by the Bank’s Kansas branches. If, however, the Federal Reserve were to determine that the Bank is not reasonably helping to meet the credit needs of the communities served by the Bank’s Kansas branches, then the Federal Reserve could require the Bank’s Kansas branches to be closed or not permit the Bank to open new branches in Kansas.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act, or ECOA, and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The DOJ, the CFPB, and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.

A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the CRA and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

We may be subject to liability for potential violations of predatory lending laws, which could adversely impact our results of operations, financial condition and business.

Various U.S. federal, state and local laws have been enacted that are designed to discourage predatory lending practices. The U.S. Home Ownership and Equity Protection Act of 1994, or HOEPA, prohibits inclusion of certain provisions in mortgages that have interest rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain mortgages, including loans that are not classified as “high-cost” loans under applicable law, must satisfy a net tangible benefit test with respect to the related borrower. Such tests may be highly subjective and open to interpretation. As a result, a court may determine that a home mortgage, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. If any of our mortgages are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could adversely impact our results of operations, financial condition and business.

Regulatory agencies and consumer advocacy groups have asserted claims that the practices of lenders and loan servicers result in a disparate impact on protected classes.

Antidiscrimination statutes, such as the Fair Housing Act and the ECOA, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory agencies and departments, including the DOJ and the CFPB, have taken the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions protected classes (i.e., creditor or servicing practices that have a disproportionate negative affect on a protected class of individuals).

These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, have focused greater attention on “disparate impact” claims. The U.S. Supreme Court has confirmed that the “disparate impact” theory applies to cases brought under the Fair Housing Act, while emphasizing that a causal relationship must be shown between a specific policy of the defendant and a discriminatory result that is not justified by a legitimate objective of the defendant. Although it is still unclear whether the theory applies under ECOA, regulatory agencies and private plaintiffs may continue to apply it to both the Fair Housing Act and ECOA in the context of mortgage lending and servicing. To the extent that the “disparate impact” theory continues to apply, we are faced with significant administrative burdens in attempting to comply and potential liability for failures to comply.

In addition to reputational harm, violations of the ECOA and the Fair Housing Act can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees and civil money penalties.

Risks Related to Our Common Stock

There are no assurances that an active public trading market will develop or persist for our common stock; and, even if it does, our share price may be subject to substantial volatility.

We cannot predict the extent to which investor interest in our Company will lead to the development and persistence of an active trading market on the NASDAQ Global Select Market or otherwise, or how liquid that market may be, especially if few stock analysts follow our stock or issue research reports concerning our business. If an active trading market does not develop or persist, it may be difficult to sell our shares. No market maker in our common stock is obligated to make a market in our shares, and any such market making may be discontinued at any time in the sole discretion of each market maker.

The price of our common stock could be volatile.

The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include, among other things:

•      actual or anticipated variations in our quarterly or annual results of operations;

•      recommendations by securities analysts;

•      operating and stock price performance of other companies that investors deem comparable to us;

•      news reports relating to trends, concerns and other issues in the financial services industry generally;

•      conditions in the banking industry such as credit quality and monetary policies;

•      perceptions in the marketplace regarding us or our competitors;

•      fluctuations in the stock price and operating results of our competitors;

•      domestic and international economic factors unrelated to our performance;

•      general market conditions and, in particular, developments related to market conditions for the financial services industry;

•      new technology used, or services offered, by competitors; and

•      changes in government regulations.

In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and be a distraction to management.

The obligations associated with being a public company require significant resources and management attention, which increase our costs of operations and may divert focus from our business operations.

As a public company, we face increased legal, accounting, administrative and other costs and expenses relative to a private company, particularly after we no longer qualify as an emerging growth company. We are subject to the reporting requirements of the Exchange Act, which requires that we file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Public Company Accounting Oversight Board and the NASDAQ Global Select Market, each of which imposes additional reporting and other obligations on public companies. As a public company, compliance with these reporting requirements and other SEC and the NASDAQ Global Select Market rules make certain operating activities more time-consuming, and we also incur significant legal, accounting, insurance and other expenses. Furthermore, the need to establish and maintain the corporate infrastructure demanded of a public company may divert management’s attention from implementing our operating strategy, which could prevent us from successfully implementing our strategic initiatives and improving our results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses and such increases will reduce our profitability.

Securities analysts may not initiate or continue coverage on us.

The trading market for our common stock depends, in part, on the research and reports that securities analysts publish about us and our business. We do not have any control over these securities analysts, and they may not cover us. If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline. If we are covered by securities analysts and are the subject of an unfavorable report, the price of our common stock may decline.

Shares of certain shareholders may be sold into the public market. This could cause the market price of our common stock to drop significantly.

Our principal shareholders (collectively, the “Haines Family Trusts”) have the benefit of certain registration rights covering all of their shares of our common stock pursuant to the registration rights agreement that we entered into with the Haines Family Trusts in connection with our initial public offering. Sales of a substantial number of these shares in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline or to be lower than it might otherwise be. In addition, as of December 31, 2018 approximately 63.4% of our outstanding common stock is beneficially owned by our principal shareholders, executive officers and directors. The substantial amount of common stock that is owned by and issuable to our principal shareholders, executive officers and directors may adversely affect our share price, our share price volatility and the development and persistence of an active and liquid trading market. The sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

Oklahoma law and the provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect, and there are substantial regulatory limitations on changes of control of bank holding companies.

Oklahoma corporate law and provisions of our amended and restated certificate of incorporation, or certificate of incorporation, and our amended and restated bylaws, or bylaws, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial by our shareholders. Furthermore, with certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our Company without prior notice or application to and the approval of the Federal Reserve. Accordingly, prospective investors need to be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. Collectively, provisions of our certificate of incorporation and bylaws and other statutory and regulatory provisions may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our shareholders receiving a premium over the market price for their common stock. Moreover, the combination of these provisions effectively inhibits certain business combinations, which, in turn, could adversely affect the market price of our common stock.

We are controlled by trusts established for the benefit of members of the Haines family, whose interests may not coincide with our other shareholders.

As of December 31, 2018, the Haines Family Trusts control approximately 63% our common stock. So long as the Haines Family Trusts continue to control more than 50% of our outstanding shares of common stock, they will have the ability, if they vote in the same manner, to determine the outcome of all matters requiring shareholder approval, including the election of directors, the approval of mergers, material acquisitions and dispositions and other extraordinary transactions, and amendments to our certificate of incorporation, bylaws and other corporate governance documents. In addition, this concentration of ownership may delay or prevent a change in control of our Company and make some transactions more difficult or impossible without the support of the Haines Family Trusts. The Haines Family Trusts also have certain rights, such as registration rights, that our other shareholders do not have. In any of these matters, the interests of the Haines Family Trusts may differ from or conflict with our interests as a company or the interests of other shareholders. Accordingly, the Haines Family Trusts could influence us to enter into transactions or agreements that other shareholders would not approve or make decisions with which other shareholders may disagree.

We are a “controlled company” within the meaning of the rules of NASDAQ, and qualify for exemptions from certain corporate governance requirements. As a result, our shareholders do not have the same protections afforded to shareholders of companies that are subject to such requirements.

We are a “controlled company” under NASDAQ’s corporate governance listing standards, meaning that more than 50% of the voting power for the election of our board of directors will be held by a single person, entity or group. As a controlled company, we are exempt from the obligation to comply with certain corporate governance requirements, including the requirements:

•      that a majority of our board of directors consists of “independent directors,” as defined under NASDAQ rules;

•     that director nominations are selected, or recommended for the board of directors’ selection, by either (i) the independent directors constituting a majority of the board of directors’ independent directors in a vote in which only independent directors participate, or (ii) a nominating and corporate governance committee that is composed entirely of independent directors; and

•      that we have a compensation committee that is composed entirely of independent directors.

Even though we are a “controlled company,” we currently intend to comply with each of these requirements. However, we may avail ourselves of certain of these other exemptions for as long as we remain a “controlled company.” Accordingly, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of NASDAQ’s corporate governance requirements, which could make our stock less attractive to investors or otherwise harm our stock price.

Future equity issuances could result in dilution, which could cause the price of our shares of common stock to decline.

We are generally not restricted from issuing additional shares of common stock, up to the 50,000,000 shares of voting common stock and 20,000,000 shares of non-voting common stock authorized in our certificate of incorporation. We may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, upon exercise of warrants or in connection with future acquisitions or financings. If we choose to raise capital by selling shares of our common stock, or securities convertible into shares of our common stock, for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

We may issue shares of non-voting common stock or preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock.

Although there are currently no shares of our non-voting common stock or preferred stock outstanding, our certificate of incorporation authorizes us to issue up to 20,000,000 shares of one or more series of non-voting common stock and up to 1,000,000 shares of one or more series of preferred stock. The board of directors has the power to set the terms of any series of non-voting common stock or preferred stock that may be issued, including voting rights, dividend rights, conversion rights, preferences over our voting common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. If we issue non-voting common stock or preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue non-voting common stock or preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected.

We have limited the circumstances in which our directors will be liable for monetary damages.

We have included in our certificate of incorporation a provision to eliminate the liability of directors for monetary damages to the maximum extent permitted by Oklahoma law. The effect of this provision will be to reduce the situations in which we or our shareholders will be able to seek monetary damages from our directors.

Our certificate of incorporation also has a provision providing for indemnification of our directors and executive officers and advancement of expenses to the fullest extent permitted or required by Oklahoma law, including circumstances in which indemnification is otherwise discretionary. In connection with our initial public offering, we also entered into agreements with our officers and directors in which we similarly agreed to provide indemnification that is otherwise discretionary.

Our bylaws have an exclusive forum provision, which could limit a shareholder’s ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our bylaws have an exclusive forum provision providing that, unless we consent in writing to an alternative forum, the state or federal courts for the Western District of Oklahoma are the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee or agent of the Company to the Company or the Company’s shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Oklahoma General Corporation Act, or OGCA, the certificate of incorporation or the bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine, in each case subject to said courts having personal jurisdiction over the indispensable parties named as defendants therein. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock will be deemed to have notice of and to have consented to this provision of our certificate of incorporation. The exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find the exclusive forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our dividend policy may change without notice, and our future ability to pay dividends is subject to restrictions.

Holders of our common stock are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for such payments. Any declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our board of directors. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely affect the amount of dividends, if any, paid to our common shareholders.

The Federal Reserve has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, current and prospective earnings and level, composition and quality of capital. The guidance provides that we inform and consult with the Federal Reserve prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to our capital structure, including interest on any debt obligations. If required payments on our debt obligations are not made, or dividends on any preferred stock we may issue are not paid, we will be prohibited from paying dividends on our common stock.

We are a bank holding company and our only source of cash, other than further issuances of securities, is distributions from the Bank.

We are a bank holding company with no material activities other than activities incidental to holding the common stock of the Bank. Our principal source of funds to pay distributions on our common stock and service any of our obligations, other than further issuances of securities, would be dividends received from the Bank. Furthermore, the Bank is not obligated to pay dividends to us, and any dividends paid to us would depend on the earnings or financial condition of the Bank and various business considerations. As is the case with all financial institutions, the profitability of the Bank is subject to the fluctuating cost and availability of money, changes in interest rates and in economic conditions in general. In addition, various federal and state statutes limit the amount of dividends that the Bank may pay to the Company without regulatory approval.

Prior to our initial public offering, we were treated as an S Corporation, and claims of taxing authorities related to our prior status as an S Corporation could harm us.

Upon consummation of our initial public offering, our status as an S Corporation terminated and we became taxed as a C Corporation under the provisions of Sections 301 to 385 of the Code, which treat the corporation as an entity that is subject to an entity level U.S. federal income tax. If the unaudited, open tax years in which we were an S Corporation are audited by the IRS, and we are determined not to have qualified for, or to have violated, our S Corporation status, we likely would be obligated to pay corporate level tax, plus interest and possible penalties. This could result in tax with respect to all of the income we reported for periods when we believed we properly were treated as an S Corporation not subject to entity level taxation. Under the terms of a tax sharing agreement entered into by the Company and the Haines Family Trusts, the Haines Family Trusts will indemnify us with respect to our unpaid tax liabilities (including interest and penalties) to the extent that such unpaid tax liabilities are attributable to a decrease in the shareholders’ taxable income for any tax period and a corresponding increase in the Company’s taxable income for any period. This indemnity includes any additional taxes resulting from the Company not being a valid S Corporation. Any such claims, however, could result in additional costs to us and could have a material adverse effect on our results of operations and financial condition.

We have entered into a tax sharing agreement with the Haines Family Trusts, and we could become obligated to make payments to the Haines Family Trusts for any additional federal, state or local income taxes assessed against them for tax periods prior to the completion of our initial public offering.

Prior to our initial public offering, we were treated as an S Corporation for U.S. federal income tax purposes. As a result, the Haines Family Trusts, as our shareholders, were taxed on our income. Therefore, the Haines Family Trusts have received certain distributions from us that were generally intended to equal the amount of tax such trusts were required to pay with respect to our income. In connection with our initial public offering, our S Corporation status terminated.  As a result of such termination, we are subject to federal and state income taxes. In the event an adjustment to our taxable income for any taxable period (or portion thereof) beginning after the date of the termination of our S Corporation status results in any increase in taxable income of the Haines Family Trusts for any taxable period (or portion thereof) ending prior to termination of our S Corporation status, it is possible that the Haines Family Trusts would be liable for additional income taxes for such prior periods. Therefore, we have entered into an agreement with the Haines Family Trusts. Pursuant to this agreement, in the event of any restatement of our taxable income for any taxable period (or portion thereof) beginning after the date of termination of our S Corporation status pursuant to a determination by, or a settlement with, a taxing authority, then, depending on the nature of the adjustment, we may be required to make a payment to the Haines Family Trusts in an amount equal to their incremental tax liability, which amount may be material. In addition, we will indemnify the Haines Family Trusts with respect to unpaid income tax liabilities to the extent that such unpaid income tax liabilities are attributable to our taxable income for any period after our S Corporation status terminates. In both cases, the amount of the payment will be based on the assumption that the Haines Family Trusts are taxed at the highest rate applicable to individuals for the relevant periods. We will also indemnify the Haines Family Trusts for any interest, penalties, losses, costs or expenses arising out of any claim under the agreement. However, the Haines Family Trusts will indemnify us with respect to our unpaid tax liabilities (including interest and penalties) to the extent that such unpaid tax liabilities are attributable to a decrease in the shareholders’ taxable income for any for tax period and a corresponding increase in the Company’s taxable income for any period. The Haines Family Trusts will also indemnify the Company with respect to any additional taxes attributable to our final S Corporation tax year that ends with the termination of our S Corporation status.

We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These include, without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced financial reporting requirements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding non-binding advisory votes on executive compensation and shareholder approval of any golden parachute payments not previously approved. The JOBS Act also permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to, and expect to continue to, take advantage of certain of these and other exemptions until we are no longer an emerging growth company. Further, the JOBS Act allows us to present only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations and provide less than five years of selected financial data in this report.

We may take advantage of these provisions for up to five years, unless we earlier cease to be an emerging growth company, which would occur if our annual gross revenues exceed $1.07 billion, if we issue more than $1.0 billion in non-convertible debt in a three-year period or if we become a “large accelerated filer,” in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions, or if we choose to rely on additional exemptions in the future. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

An investment in our common stock is not an insured deposit and is subject to risk of loss.

An investment in our common stock is not a bank deposit and, therefore, is not be insured against loss or guaranteed by the FDIC, any deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described herein, and is subject to similar market forces that may affect the price of common stock in any other company. As a result, a holder of our common stock could lose some or all of the holder’s investment.

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.   Properties

The Company’s corporate offices are located at 1039 N.W. 63rd Street, Oklahoma City, Oklahoma 73116. The Company’s corporate office space is owned by the Bank’s wholly-owned subsidiary, 1039 NW 63rd, LLC, and consists of approximately 6,600 square feet, an annex of approximately 4,400 square feet, and a 10,000 square foot warehouse including 17 offices for future expansion. The Bank operates from our corporate office, three full-service branch offices located in Oklahoma, two full-service branch offices located in southwest Kansas and one full-service branch office located in the Dallas/Fort Worth metropolitan area. Of these seven locations, two are leased and five are owned by the Bank. All branches are equipped with ATMs and all Oklahoma branches provide for drive-up access. Additionally, we maintain a warehouse building in Oklahoma City for future expansionary activities, which is owned by 1039 NW 63rd, LLC, and an administrative office located in the Dallas/Fort Worth metropolitan area, which is leased by the Bank.

Item 3.   Legal Proceedings

From time to time, the Company or the Bank is a party to claims and legal proceedings arising in the ordinary course of business. Management does not believe any present litigation or the resolution thereof will have a material adverse effect on the business, consolidated financial condition or results of operations of the Company.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock are traded on The NASDAQ Global Select Market under the symbol “BSVN”. The approximate number of holders of record of the Company’s common stock as of March 1, 2019 was 6. The Company’s common stock began trading on The NASDAQ Global Select Market on September 20, 2018.

The following table shows the price per share of the Company’s common stock since our initial public offering.

Price Per Share
2018
High	Low
$20.74	$10.85

Historically, the Company was an S Corporation, and as such, we have paid distributions to our shareholders to assist them in paying the U.S. federal and state income taxes on our taxable income that was “passed through” to them, as well as additional amounts for returns on capital.  Now that the Company is a C Corporation, our dividend policy and practice has changed, and we intend to retain our future earnings, if any, to fund the development and growth of our business.  We do not anticipate paying any dividends to the holders of our common stock in the foreseeable future. Any future determination to pay dividends on the Company’s common stock will be made by its Board of Directors and will depend on a number of factors, including

•	historical and projected financial condition, liquidity and results of operations;

•	the Company’s capital levels and requirements;

•	statutory and regulatory prohibitions and other limitations;

•	any contractual restriction on the Company’s ability to pay cash dividends, including pursuant to the terms of any of its credit agreements or other borrowing arrangements;

•	business strategy;

•	tax considerations;

•	any acquisitions or potential acquisitions;

•	general economic conditions; and

•	other factors deemed relevant by the Board of Directors.

There are various legal limitations with respect to the Company’s ability to pay dividends to shareholders and the Bank’s ability to pay dividends to the Company. Under the Oklahoma General Corporation Act, the Company may pay dividends on its outstanding shares out of its surplus (the excess of its net assets over its capital), or in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared or the preceding fiscal year.

The Company is also subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policy provides that dividends should be paid only to the extent that the Company’s new income for the past two years is sufficient to fund the dividends and only if the prospective rate of earnings retention by the Company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The FRB has the authority to prohibit a bank holding company from paying dividends if such payment is deemed to be an unsafe or unsound practice. See “Item 1. Business — Regulation.”

The Company is dependent upon the payment of dividends by the Bank as its principal source of funds to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. An Oklahoma state member bank may generally declare a dividend, without approval from the OBD or the FRB, as long as the total of all dividends declared by the Bank in any calendar year does not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. The OBD and the FRB have the authority to prohibit an Oklahoma commercial bank from paying dividends if such payment is deemed to be an unsafe or unsound practice. In addition, as a depository institution the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due to the FDIC or if in the FDIC’s opinion, the payment of dividends would constitute an unsafe or unsound practice.

As discussed in Note 2 to the Notes to Consolidated Financial Statements contained in this report, the Company completed its initial public offering on September 20, 2018. There has been no material change in the planned use of proceeds from the Company’s initial public offering as described in the Prospectus filed with the SEC on September 20, 2018.

There were no sales of unregistered securities or repurchases of shares of common stock since the date the Company’s common stock became registered under Section 12 of the Securities Exchange Act of 1934.

The Company did not repurchase any of its common stock during the year ended December 31, 2018.

The Company’s common stock began trading on The NASDAQ Global Select Market on September 20, 2018 following its initial public offering. During the period from September 20, 2018 to December 31, 2018, the cumulative total shareholder return on the Company’s common stock was -29.74%. By comparison, the cumulative total return on Vanguard Russell 2000 Index I (VRTIX) over the same period was -21.22%.

Set forth below is information as of December 31, 2018 regarding equity compensation plans. The plan that has been approved by the shareholders is the 2018 Equity Incentive Plan.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by shareholders	280,000	$19.00	570,000
Equity compensation plans not approved by shareholders	––	––	––

Item 6.   Selected Financial Data

The following table sets forth (i) selected historical consolidated financial and operating data as of and for the years ended December 31, 2018, 2017, and 2016 and (ii) selected ratios as of and for the periods indicated. Selected financial data as of and for the years ended December 31, 2018, 2017 and 2016 has been derived from our audited consolidated financial statements included elsewhere in this report. The performance, asset quality and capital ratios are unaudited and derived from our audited financial statements as of and for the periods presented. Average balances are unaudited and have been calculated using daily averages.

You should read the following financial data in conjunction with the other information contained in this report, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the financial statements and related notes included elsewhere in this report.

	As of or for the Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share data)
Income Statement Data:
Total interest income	$46,800	$42,870	$33,153
Total interest expense	7,169	4,739	3,303
Net interest income	39,631	38,131	29,850
Provision for loan losses	200	1,246	1,554
Total noninterest income	1,331	1,435	1,643
Total noninterest expense	14,965	14,531	13,122
Provision for income taxes	797	—	—
Net income	25,797	23,789	16,817
Balance Sheet Data:
Cash and due from banks	$128,090	$100,054	$74,244
Total loans	599,910	563,001	502,482
Allowance for loan losses	7,832	7,654	6,873
Total assets	770,511	703,594	613,771
Interest-bearing deposits	474,744	459,920	422,122
Noninterest-bearing deposits	201,159	165,911	127,434
Total deposits	675,903	625,831	549,556
Total shareholders’ equity	88,466	69,176	55,136
Share and Per Share Data:
Earnings per share (basic)	$3.08	$3.26	$2.31
Earnings per share (diluted)	3.03	3.26	2.31
Dividends per share	7.71	1.34	0.96
Book value per share	8.68	9.49	7.57
Tangible book value per share(1)	8.49	9.19	7.24
Weighted average common shares outstanding–basic	8,105,856	7,287,500	7,287,500
Weighted average common shares outstanding–diluted	8,237,638	7,287,500	7,287,500
Shares outstanding at end of period	10,187,500	7,287,500	7,287,500
Selected Ratios:
Return on average:
Assets	3.53%	3.62%	2.86%
Shareholders’ equity	33.01	37.43	33.29
Yield on earnings assets	6.48	6.60	5.73
Yield on loans	7.58	7.69	6.71
Yield on loans (excluding loan fee income)(1)	6.71	6.14	5.76
Cost of funds	1.11	0.80	0.62
Cost of interest-bearing deposits	1.52	1.02	0.75
Cost of total deposits	1.08	0.77	0.58
Net interest margin	5.49	5.87	5.16
Net interest margin (excluding loan fee income)(1)	4.78	4.59	4.37
Noninterest expense to average assets	2.05	2.21	2.23
Efficiency ratio	37.04	37.24	42.31
Loans to deposits	88.76	89.96	91.43
Credit Quality Ratios:
Nonperforming assets to total assets	0.35%	0.28%	0.37%
Nonperforming assets to total loans and OREO	0.45	0.35	0.45
Nonperforming loans to total loans	0.44	0.34	0.43
Allowance for loan losses to nonperforming loans	299.50	404.55	319.53
Allowance for loan losses to total loans	1.31	1.36	1.37
Net charge-offs to average loans	0.004	0.09	0.07
Capital Ratios (Bank) (2):
Tangible equity to tangible assets	11.25	9.55	8.62
Common equity tier 1 capital ratio	14.78	12.58	11.33
Tier 1 leverage ratio	11.26	10.53	9.67
Tier 1 risk-based capital ratio	14.78	12.58	11.33
Total risk-based capital ratio	16.03	13.83	12.58
Capital Ratios (Company):
Total shareholders’ equity to total assets	11.48%	9.83%	8.98%
Common equity tier 1 capital ratio	14.61	11.61	9.89
Tier 1 leverage ratio	11.13	9.72	8.44
Tier 1 risk-based capital ratio	14.61	11.61	9.89
Total risk-based capital ratio	15.86	12.86	11.14

	As of or for the Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share data)
Share and Per Share Data:
Earnings per share (basic) – S Corp	$3.08	$3.26	$2.31
Earnings per share (basic) – C Corp(1)	2.48	1.96	1.43
Earnings per share (diluted) – S Corp	2.44	3.26	2.31
Earnings per share (diluted) – C Corp(1)	2.44	1.96	1.43
Dividends per share	7.71	1.34	0.96
Book value per share	8.68	9.49	7.57
Tangible book value per share(2)	8.49	9.19	7.24
Weighted average common shares outstanding–basic	8,105,856	7,287,500	7,287,500
Weighted average common shares outstanding–diluted	8,238,753	7,287,500	7,287,500
Shares outstanding at end of period	10,187,500	7,287,500	7,287,500
Selected Ratios:
Return on average:
Assets – S Corp	3.53%	3.62%	2.86%
Assets – C Corp(1)	2.75	2.17	1.78
Shareholders’ equity – S Corp	33.01	37.43	33.29
Shareholders’ equity – C Corp(1)	25.69	22.46	20.65
Yield on earnings assets	6.48	6.60	5.73
Yield on loans	7.58	7.69	6.71
Yield on loans (excluding loan fee income)(2)	6.71	6.14	5.76
Cost of funds	1.11	0.80	0.62
Cost of interest-bearing deposits	1.52	1.02	0.75
Cost of total deposits	1.08	0.77	0.58
Net interest margin	5.49	5.87	5.16
Net interest margin (excluding loan fee income)(2)	4.78	4.59	4.37
Noninterest expense to average assets	2.05	2.21	2.23
Efficiency ratio	37.04	37.24	42.31
Loans to deposits	88.76	89.96	91.43
Credit Quality Ratios:
Nonperforming assets to total assets	0.35%	0.28%	0.37%
Nonperforming assets to total loans and OREO	0.45	0.35	0.45
Nonperforming loans to total loans	0.43	0.34	0.43
Allowance for loan losses to nonperforming loans	299.50	404.55	319.53
Allowance for loan losses to total loans	1.31	1.36	1.37
Net charge-offs to average loans	0.004	0.09	0.07
Capital Ratios:
Total shareholders’ equity to total assets	11.48%	9.83%	8.98%
Tangible equity to tangible assets(2)	11.25	9.55	8.62
Common equity tier 1 capital ratio(3)	14.78	12.58	11.33
Tier 1 leverage ratio(3)	11.26	10.53	9.67
Tier 1 risk-based capital ratio(3)	14.78	12.58	11.33
Total risk-based capital ratio(3)	16.03	13.83	12.58

(1)   Represents a non-GAAP financial measure. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a reconciliation of these measures to their most comparable GAAP measures.

(2)   Ratios are based on Bank level financial information rather than consolidated information.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Our accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, we also evaluate our performance based on certain additional financial measures discussed in this report as being non-GAAP financial measures. We classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.

The non-GAAP financial measures that we discuss in this report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in this report may differ from that of other companies reporting measures with similar names. It is important to understand how other banking organizations calculate their financial measures with names similar to the non-GAAP financial measures we have discussed in this report when comparing such non-GAAP financial measures.

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

	As of December 31,
	2018	2017	2016
	(Dollars in thousands, except per share data)
Tangible Shareholders’ Equity:
Total shareholders’ equity	$88,466	$69,176	$55,136
Adjustments:
Goodwill and other intangibles	(1,995)	(2,201)	(2,407)
Tangible shareholders’ equity	$86,471	$66,975	$52,729

Tangible Assets:
Total assets	$770,511	$703,594	$613,771
Adjustments:
Goodwill and other intangibles	$(1,995)	(2,201)	(2,407)
Tangible assets	$768,516	$701,393	$611,364
End of period common shares outstanding	10,187,500	7,287,500	7,287,500
Book value per share	$8.68	$9.49	$7.57
Tangible book value per share	$8.49	$9.19	$7.24
Total shareholders’ equity to total assets	11.48%	9.83%	8.98%
Tangible shareholders’ equity to tangible assets	11.25%	9.55%	8.62%

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

	As of or for the Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Loan interest income (excluding loan fee income):
Interest income on loans, including loan fee income	$44,279	$41,450	$32,254
Adjustments:
Loan fee income	(5,121)	(8,331)	(4,539)
Interest income on loans (excluding loan fee income)	$39,158	$33,119	$27,715

Average total loans	$584,003	$539,302	$481,028
Yield on loans	7.58%	7.69%	6.71%
Yield on loans (excluding loan fee income)	6.71%	6.14%	5.76%

Net interest margin (excluding loan fee income):
Net interest income	$39,631	$38,131	$29,849
Adjustments:
Loan fee income	(5,121)	(8,331)	(4,539)
Net interest income (excluding loan fee income)	$34,510	$29,800	$25,310

Average interest-earning assets	$721,935	$649,757	$578,832
Net interest margin	5.49%	5.87%	5.16%
Net interest margin (excluding loan fee income)	4.78%	4.59%	4.37%

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

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

As of December 31, 2018, we had total assets of $770.5 million, total loans of $599.9 million, total deposits of $675.9 million and total shareholders’ equity of $88.5 million.  In September 2018, in conjunction with our initial public offering, the Company terminated its status as an S Corporation and elected to be treated as a C Corporation.  As this termination occurred at the end of the third quarter, we have presented information as pre-tax and pro forma numbers in the non-GAAP reconciliation below.

Our Initial Public Offering

Our initial public offering, or IPO, closed on September 20, 2018 and a total of 2,900,000 shares of common stock were sold at $19.00 per share. After deducting underwriting discounts and offering expenses, the Company received total net proceeds of $50.1 million from the initial public offering and the exercise of the underwriter option. Upon completion of the IPO, the Company became a publicly traded company with our common stock listed on The NASDAQ Global Select Market under the symbol “BSVN”.

Factors Affecting Comparability of Financial Results

S Corporation Status

Since our formation in 2004, we have elected to be taxed for U.S. federal income tax purposes as an S Corporation. As a result, our net income has not been subject to, and we have not paid, U.S. federal or state income taxes, and we have not been required to make any provision or recognize any liability for U.S. federal income tax in our financial statements. The consummation of our initial public offering resulted in the termination of our status as an S Corporation and in our taxation as a C Corporation for U.S. federal and state income tax purposes. Upon the termination of our status as an S Corporation, we commenced paying U.S. federal income tax on our pre-tax net income for each year (including the short year beginning on the date our status as an S Corporation terminated), and our financial statements reflect a provision for U.S. federal income tax. As a result of this change, the net income and earnings per share data presented in our historical financial statements and the other financial information set forth in this report (unless otherwise specified), which do not include any provision for U.S. federal income tax, will not be comparable with our future net income and earnings per share in periods after we commence to be taxed as a C Corporation, which will be calculated by including a provision for U.S. federal and state income tax.

The termination of our status as an S Corporation may also affect our financial condition and cash flows. Historically, we have made periodic cash distributions to our shareholders in amounts estimated by us to be sufficient for such shareholders to pay their estimated individual U.S. federal income tax liability resulting from our taxable income that was “passed through” to them. However, these distributions have not been consistent, as sometimes the distributions have been in excess of the shareholder’s estimated individual U.S. federal income tax liability resulting from the ownership of our shares. In addition, these estimates have been based on individual U.S. federal income tax rates, which may differ from the rates imposed on the income of C Corporations. With the termination of our status as an S Corporation, no income will be “passed through” to any shareholders, but, as noted above, we will commence paying U.S. federal income tax. The amounts that we have historically distributed to the shareholders are not indicative of the amount of U.S. federal income tax that we will be required to pay after we commence to be taxed as a C Corporation. Depending on our effective tax rate and our future dividend rate, if any, our future cash flows and financial condition could be positively or adversely affected compared to our historical cash flows and financial condition.

Furthermore, deferred tax assets and liabilities will be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of our existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of the change in tax rates resulting from becoming a C Corporation were recognized in income in the quarter the change took place. This difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases was recorded as an initial net deferred tax asset of $863,000 (net of $13,000 uncertain tax liability). The net deferred tax asset recorded on our consolidated balance sheet as of December 31, 2018 totaled $1,069,000. The difference would have been recorded as a net deferred tax asset of $480,000 (net of $240,000 uncertain tax liability) if it had been recorded on our consolidated balance sheet as of December 31, 2017 and as a net deferred tax asset of $250,000 (net of $380,000 uncertain tax liability) if it had been recorded on our consolidated balance sheet as of December 31, 2016.

Pro Forma Income Tax Expense and Net Income

As a result of our status as an S Corporation, we had no U.S. federal income tax expense for the years ended December 31, 2017 or 2016.  Further, we do not have U.S. federal income tax expense for the full year ended December 31, 2018, but rather only for the short year after conversion to C corporation status (as discussed earlier). The pro forma impact of being taxed as a C Corporation is illustrated in the following table:

	As of or for the year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Before Taxes
Net income(1)	$25,797	$23,789	$16,817

Pro forma C Corporation
Combined effective income tax rate(2)	22.19%	39.97%	37.95%
Income tax provision	$5,720	$9,509	$6,382
Net income	20,077	14,280	10,435
Total shareholders’ equity	88,466	69,176	55,136
Earnings per share (basic)	2.48	1.96	1.43
Earnings per share (diluted)	2.44	1.96	1.43
Return on average:
Assets	2.75	2.17	1.78
Shareholders’ equity	25.69	22.46	20.65

(1)	A portion of our net income in each of these periods was derived from nontaxable investment income and other nondeductible expenses.

(2)
Based on a statutory federal income tax rate of 21% for the year ended December 31, 2018 and 35% for each of the years ended December 31, 2017 and December 31, 2016, plus the applicable statutory state income tax rate for each of the respective periods. State income tax expense would have been approximately:

-	$1.3 million for the year ended December 31, 2018 with an effective state tax rate of 4.9%
-	$1.3 million for the year ended December 31, 2017 with an effective state tax rate of 5.4%
-	$1.0 million for the year ended December 31, 2016 with an effective state tax rate of 5.7%

2018 Highlights

For the year ended December 31, 2018, we reported pre-tax net income of $25.8 million compared to pre-tax net income of $23.8 million for the year ended December 31, 2017. The increase was related to strong loan growth combined with increased loan yields.  For the year ended December 31, 2018, average loans totaled $583.8 million, an increase of $44.7 million or 8.3%, from December 31, 2017.  For the year ended December 31, 2018, loan yields, excluding loan fee income, were 6.71%, an increase of 57 basis points from the same period in 2017.  Loan yield excluding loan fee income is a non-GAAP measure. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” elsewhere in this report.

Pre-tax return on average assets and return on average equity was 3.53% and 33.01%, respectively  for the year ended December 31, 2018, as compared to 3.62% and 37.43%, respectively, for the same period in 2017.  Our efficiency ratio for the year ended December 31, 2018 was 37.04% as compared to 37.24% for the year ended December 31, 2017.

As of December 31, 2018, total loans were $599.9 million, an increase of $36.9 million, or 6.6%, from December 31, 2017. Total deposits were $675.9 million as of December 31, 2018, an increase of $50.1 million, or 8.0%, from December 31, 2017. Tangible book value per share was $8.49 as of December 31, 2018, a decrease of $0.70, or 7.6%, from December 31, 2017. Tangible book value per share is a non-GAAP financial measure. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” elsewhere in this report.

Results of Operations

Years Ended December 31, 2018, December 31, 2017, and December 31, 2016

Net Interest Income and Net Interest Margin

The following table presents, for the periods indicated, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets, and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities, and the resultant average rates; (iii) net interest income; and (iv) the net interest margin.

	For the Years Ended December 31,
	2018			2017			2016
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments(1)	$136,880	$2,521	1.84%	$109,410	$1,420	1.30%	$96,787	$899	0.93%
Investment securities(2)	$1,052	—	0.00%	$1,045	—	0.00%	$1,017	—	0.00%
Loans held for sale	$182	—	0.00%	$224	—	0.00%	$83	—	0.00%
Total loans(3)	$583,821	$44,279	7.58%	$539,078	$41,450	7.69%	$480,945	$32,254	6.71%
Total interest-earning assets	$721,935	$46,800	6.48%	$649,757	$42,870	6.60%	$578,832	$33,153	5.73%
Noninterest-earning assets	$8,629			$7,811			$8,558
Total assets	$730,564			$657,568			$587,390

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$240,881	$3,584	1.49%	$242,790	$2,214	0.91%	$239,438	$1,517	0.63%
Time deposits	$220,023	$3,410	1.55%	$200,513	$2,288	1.14%	$163,303	$1,524	0.93%
Total interest-bearing deposits	$460,904	$6,994	1.52%	$443,303	$4,502	1.02%	$402,741	$3,041	0.76%
Other borrowings	$3,652	$175	4.79%	$5,740	$237	4.13%	$6,542	$262	4.00%
Total interest-bearing liabilities	$464,556	$7,169	1.54%	$449,043	$4,739	1.06%	$409,283	$3,303	0.81%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$183,750			$142,035			$125,140
Other noninterest-bearing liabilities	$4,110			$2,932			$2,444
Total noninterest-bearing liabilities	$187,860			$144,967			$127,584
Shareholders’ equity	$78,148			$63,558			$50,523
Total liabilities and shareholders’ equity	$730,564			$657,568			$587,390

Net interest income		$39,631			$38,131			$29,850
Net interest spread(4)			4.94%			5.54%			4.92%
Net interest margin			5.49%			5.87%			5.16%
(1)	Includes income and weighted average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.
(2)	Includes income and weighted average balances for FHLB and FRB stock.
(3)	Average loan balances include monthly average nonaccrual loans of $991,000, $2.6 million and $4.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.
(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

We continued to experience strong asset growth for the year ended December 31, 2018 compared to the year ended December 31, 2017:

-
Total interest income on loans increased $2.8 million, or 6.8%, to $44.3 million which was attributable to a $44.7 million increase in the average balance of loans to $583.8 million during the year ended 2018 as compared with the average balance of $539.1 million for the year ended 2017;

-	Loan fees totaled $5.1 million, a decrease of $3.2 million or 38.5% which was attributable to nonrecurring loan fee income earned during the year ended 2017 as compared to 2018;
-
Yields on our interest-earning assets totaled 6.48%, a decrease of 12 basis points which was attributable to the $3.2 million decrease in nonrecurring loan fee income earned during the year ended 2018; and

-	Net interest margin for the year ended 2018 and 2017 was 5.49% and 5.87%, respectively.

For the year ended December 31, 2017 compared to the year ended December 31, 2016:

-
Total interest income on loans increased $9.2 million, or 28.5%, to $41.5 million which was attributable to a $58.1 million increase in the average balance of loans to $539.1 million during the year ended 2017 as compared to $480.9 million for the year ended 2016;

-	Loan fees totaled $8.3 million, an increase of $3.8 million or 83.5% which was attributable to nonrecurring loan fee income earned during the year ended 2017 as compared to 2016;
-
Yields on our interest-earning assets totaled 6.60%, an increase of 87 basis points which was attributable to the increase in average loans and nonrecurring loan fee income earned during the year ended 2017 as compared to 2016; and

-	Net interest margin for the year ended 2017 and 2016 was 5.87% and 5.16%, respectively.

Interest income on short-term investments increased $1.1 million, or 77.54%, to $2.5 million for year ended December 31, 2018, due to an increase in the average balances of $27.4 million, or 25.11% and a yield increase of 54 basis points.  Interest income on short-term investments increased $521,000, or 58.0%, to $1.4 million for year ended December 31, 2017, due to an increase in the average balances of $12.6 million, or 13.0%, and an increase in the federal funds rate during 2017.

Interest expense on interest-bearing deposits totaled $7.0 million for the year ended December 31, 2018, compared to $4.5 million for 2017, an increase of $2.5 million, or 55.35%. The increase was related to average daily interest bearing deposit balances increasing by $17.6 million or 3.97% while the cost of interest-bearing deposits grew to 1.52% for the year ended December 31, 2018 from 1.02% for the year ended December 31, 2017.  Interest expense on interest-bearing deposits totaled $4.5 million for year ended December 31, 2017, compared to $3.0 million for 2016, an increase of $1.5 million, or 50.0%. The increase was related to average daily deposit balances increasing by $57.5 million or 10.9% while the cost of interest-bearing deposits grew to 1.02% for the year ended December 31, 2017 from 0.75% for the year ended December 31, 2016.

Net interest margin, including loan fee income, for the years ended December 31, 2018, 2017 and 2016 was 5.49%, 5.87% and 5.16%, respectively. Our net interest margin benefited from an increase in average loan balances with increased loan fee income in 2017, and decreased due to lower loan fee income in 2018. Excluding our loan fee income, net interest margin for the years ended December 31, 2018, 2017 and 2016 was 4.78%, 4.59% and 4.37%, respectively.  Net interest margin excluding loan fee income is a non-GAAP measure. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” elsewhere in this report.

The following table sets forth the effects of changing rates and volumes on our net interest income during the period shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (change in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).

	For the Year Ended December 31, 2018 vs. 2017			For the Year Ended December 31, 2017 vs. 2016
	Change due to:			Change due to:
	Volume(1)	Rate(1)	Interest Variance	Volume(1)	Rate(1)	Interest Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$357	$744	$1,101	$117	$404	$521
Total loans	$3,440	$(611)	$2,829	$3,899	$5,297	$9,196
Total increase in interest income	$3,797	$133	$3,930	$4,016	$5,701	$9,717

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	$(17)	$1,387	$1,370	$21	$676	$697
Time deposits	$223	$899	$1,122	$347	$417	$764
Total interest-bearing deposits	$205	$2,287	$2,492	$368	$1,093	$1,461
Other borrowings	(86)	24	(62)	(32)	7	(25)
Total interest-bearing liabilities	$119	$2,311	$2,430	$336	$1,100	$1,436

Increase in net interest income	$3,678	$(2,178)	$1,500	$3,680	$4,601	$8,281

(1)   Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

Provision for Loan Losses

For the year ended December 31, 2018 compared to the year ended December 31, 2017:

-	The provision for loan losses decreased by $1 million, or 83.95%, to $200,000; and
-	The allowance as a percentage of loans decreased by 5 basis points to 1.31%.

For the year ended December 31, 2017 compared to the year ended December 31, 2016:

-	The provision for loan losses decreased by $309,000, or 19.9%, to $1.2 million; and
-	The allowance as a percentage of loans decreased by 1 basis point to 1.36%.

Noninterest Income

Noninterest income for the year ended December 31, 2018 was $1.3 million compared to $1.4 million for the year ended December 31, 2017, a decrease of $104,000, or 7.25%.  Noninterest income for the year ended December 31, 2017 was $1.4 million compared to $1.6 million for the year ended December 31, 2016, a decrease of and $208,000, or 12.7%. The following table sets forth the major components of our noninterest income for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	$ Increase (Decrease)	% Increase (Decrease)	2017	$ Increase (Decrease)	% Increase (Decrease)	2016
	(Dollars in thousands)			(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$347	$11	3.27%	$336	$(10)	(2.89%)	$346
Gain on sale of loans	$212	$29	15.85%	$183	$127	226.79%	$56
Other income and fees	$772	$(144)	(15.72%)	$916	$(325)	(26.19%)	$1,241
Total noninterest income	$1,331	$(104)	(7.25%)	$1,435	$(208)	(12.66%)	$1,643

Noninterest Expense

Noninterest expense for the year ended December 31, 2018 was $15.0 compared to $14.5 million for the year ended December 31, 2017, an increase of $434,000, or 3.0%. Noninterest expense for the year ended December 31, 2017 was $14.5 compared to $13.1 million for the year ended December 31, 2016, an increase of $1.4 million, or 10.8%. The following table sets forth the major components of our noninterest expense for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	$ Increase (Decrease)	% Increase (Decrease)	2017	$ Increase (Decrease)	% Increase (Decrease)	2016
	(Dollars in thousands)			(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$8,113	$502	6.60%	$7,611	$1,095	16.80%	$6,516
Furniture and equipment	684	(147)	(17.69%)	$831	$138	19.91	$693
Occupancy	1,105	56	5.34%	$1,049	$43	4.27	$1,006
Data and item processing	966	75	8.42%	$891	$(59)	(6.21)	$950
Accounting, legal and professional fees	305	21	7.39%	$284	$38	15.45	$246
Regulatory assessments	542	92	20.44%	$450	$(188)	(29.47)	$638
Advertising and public relations	553	120	27.71%	$433	$(101)	(18.91)	$534
Travel, lodging and entertainment	699	(342)	(32.85%)	$1,041	$499	92.07	$542
Other expense	1,998	57	2.94%	$1,941	$(55)	(2.76)	$1,996
Total noninterest expense	$14,965	$434	2.99%	$14,531	$1,410	10.75%	$13,121

For the year ended December 31, 2018 compared to the year ended December 31, 2017:

-
Salaries and employee benefits expense was $8.1 million compared to $7.6 million, an increase of $502,000, or 6.6%.  The increase in 2018 was attributable to higher salaries and incentive compensation expense.

-	Furniture and equipment expense was $684,000 compared to $831,000, a decrease of $147,000, or 17.7%. The decrease in 2018 was primarily due to lower bank vehicle expenses compared to 2017.
-
Regulatory assessments totaled $542,000 compared to $450,000, an increase of $92,000, or 20.4%.  The change came primarily from FDIC assessments that totaled $440,000 in 2018 compared to $394,000 in 2017, an increase of $46,000, or 11.7%.  The increase is due to a higher assessment associated with an increase in deposits accounts due to organic growth and expansion into the Texas market.

-
Travel, lodging and entertainment expense was $699,000 compared to $1.0 million, a decrease of $342,000, or 32.9%.  The decrease in 2018 was primarily due to lower aircraft expenses as the aircraft was sold at the end of the third quarter of 2018.

For the year ended December 31, 2017 compared to the year ended December 31, 2016:

-
Salaries and employee benefits expense was $7.6 million compared to $6.5 million, an increase of $1.1 million, or 16.8%. The increase in 2017 was attributable to our expansion in the Dallas/Fort Worth metropolitan area as our number of full-time equivalent employees totaled 80 at December 31, 2017 compared to 72 at December 31, 2016.

-	Furniture and equipment expense was $831,000 compared to $693,000, an increase of $138,000, or 19.9%. This increase in 2017 was primarily due to higher bank vehicle expenses compared to 2016.
-
Regulatory assessments totaled $450,000 compared to $638,000, a decrease of $188,000, or 29.5%.  The change came primarily from FDIC assessments that totaled $394,000 in 2017 and $550,000 in 2016, a decrease of $156,000, or 28.4%, respectively. The primary reason for the decrease in assessments in 2017 was less reliance on non-reciprocal deposits related to non-core funding.

-
Travel, lodging and entertainment expense for 2017 was $1.0 million compared to $542,000, an increase of $499,000, or 92.1%.   The increase in 2017 was primarily due to aircraft expenses and increased travel to the new branch in the Dallas/Fort Worth metropolitan area.

Financial Condition

The following discussion of our financial condition compares December 31, 2018, 2017, and 2016.

Total Assets

Total assets increased $66.9 million, or 9.5%, to $770.5 million as of December 31, 2018, as compared to $703.6 million as of December 31, 2017 and $613.8 million as of December 31, 2016. The increasing trend in total assets is primarily attributable to strong organic loan and retail deposit growth within the Oklahoma City market and expansion into the Dallas/Fort Worth metropolitan area.

Securities

We had no securities portfolio as of December 31, 2018, December 31, 2017 and December 31, 2016.

Loan Portfolio

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of December 31, 2018, 2017 and 2016, our gross loans were $601.9 million, $564.6 million and $503.8 million, respectively.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of December 31, 2018, December 31, 2017 and December 31, 2016:

			As of December 31,
	2018		2017		2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$87,267	14.5%	$103,787	18.4%	$114,728	22.8%
1-4 family real estate	33,278	5.5	31,778	5.6	21,012	4.2
Commercial real estate - other	156,396	26.0	137,534	24.4	87,435	17.3
Total real estate	276,941	46.0	273,099	48.4	223,175	44.3

Commercial & industrial	248,394	41.3	204,976	36.3	184,952	36.7
Agricultural	62,844	10.4	74,871	13.3	78,762	15.6
Consumer	13,723	2.3	11,631	2.1	16,909	3.4
Gross loans	601,902	100.0%	564,577	100.0%	503,798	100.0%
Less deferred loan fees, net	(1,992)		(1,576)		(1,316)
Total loans	599,910		563,001		502,482
Allowance for loan and lease losses	(7,832)		(7,654)		(6,873)
Net loans	$592,078		$555,347		$495,609

We have established internal concentration limits in the loan portfolio for CRE loans, hospitality loans, energy loans, and construction loans, among others. All loan types are within our established limits. We use underwriting guidelines to assess each borrower’s historical cash flow to determine debt service, and we further stress test the debt service under higher interest rate scenarios. Financial and performance covenants are used in commercial lending to allow us to react to a borrower’s deteriorating financial condition, should that occur.

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of December 31, 2018
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$741	$29,412	$617	$56,497	$-	$-	$87,267
1-4 family real estate	682	19,866	1,643	$10,934	-	153	33,278
Commercial real estate - other	457	14,280	283	$134,090	2,197	5,089	156,396
Total real estate	1,880	63,558	2,543	201,521	2,197	5,242	276,941

Commercial & industrial	13,725	153,891	7,878	66,631	14	6,255	248,394
Agricultural	4,474	32,496	4,084	17,669	1,374	2,747	62,844
Consumer	2,688	-	5,443	50	4,453	1,089	13,723
Gross loans	$22,767	$249,945	$19,948	$285,871	$8,038	$15,333	$601,902

	As of December 31, 2017
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$1,699	$45,186	$3,006	$53,850	$-	$46	$103,787
1-4 family real estate	1,877	14,671	1,734	13,235	43	218	31,778
Commercial real estate - other	5,619	13,505	1,221	108,832	2,445	5,912	137,534
Total real estate	9,195	73,362	5,961	175,917	2,488	6,176	273,099

Commercial & industrial	45,182	108,921	5,895	27,169	704	17,105	204,976
Agricultural	3,495	37,335	6,956	20,927	2,743	3,415	74,871
Consumer	2,608	126	6,221	665	1,391	620	11,631
Gross loans	$60,480	$219,744	$25,033	$224,678	$7,326	$27,316	$564,577

	As of December 31, 2016
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$4,894	$47,555	$5,891	$53,547	$—	$2,841	$114,728
1-4 family real estate	514	5,908	3,717	10,484	117	272	21,012
Commercial real estate - other	74	9.353	1,688	66,013	2,670	7,637	87,435
Total real estate	5,482	62.816	11,296	130,044	2,787	10,750	223,175

Commercial & industrial	7,996	90,889	27,840	49,480	1,115	7,632	184,952
Agricultural	6,670	33,819	9,245	20,523	2,319	6,186	78,762
Consumer	4,228	55	8,019	1,805	1,750	1,052	16,909
Gross loans	$24,376	$187,579	$56,400	$201,852	$7,971	$25,620	$503,798

Allowance for Loan and Lease Losses

The allowance is based on management’s estimate of probable losses inherent in the loan portfolio. In the opinion of management, the allowance is adequate to absorb estimated losses in the portfolio as of each balance sheet date. While management uses available information to analyze losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance. In analyzing the adequacy of the allowance, a comprehensive loan grading system to determine risk potential in loans is utilized together with the results of internal credit reviews.

To determine the adequacy of the allowance, the loan portfolio is broken into segments based on loan type. Historical loss experience factors by segment, adjusted for changes in trends and conditions, are used to determine an indicated allowance for each portfolio segment. These factors are evaluated and updated based on the composition of the specific loan segment. Other considerations include volumes and trends of delinquencies, nonaccrual loans, levels of bankruptcies, criticized and classified loan trends, expected losses on real estate secured loans, new credit products and policies, economic conditions, concentrations of credit risk and the experience and abilities of our lending personnel. In addition to the segment evaluations, impaired loans with a balance of $250,000 or more are individually evaluated based on facts and circumstances of the loan to determine if a specific allowance amount may be necessary. Specific allowances may also be established for loans whose outstanding balances are below the $250,000 threshold when it is determined that the risk associated with the loan differs significantly from the risk factor amounts established for its loan segment.

The allowance was $7.8 million at December 31, 2018, $7.7 million at December 31, 2017 and $6.9 million at December 31, 2016.  The increasing trend was related to, and in conjunction with, loan growth.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Balance at beginning of the period	$7,654	$6,873	$5,677
Provision for loan losses	200	1,246	1,554
Charge-offs:
Construction & development	-	-	(1)
1-4 family real estate	(25)	-	(104)
Commercial real estate - other	-	(224)	(10)
Commercial & industrial	(73)	(242)	(305)
Agricultural	-	-	(75)
Consumer	-	(46)	(93)
Total charge-offs	(98)	(512)	(588)
Recoveries:
Construction & development	-	-	-
1-4 family real estate	3	23	60
Commercial real estate - other	-	6	-
Commercial & industrial	71	6	151
Agricultural	1	-	-
Consumer	1	12	19
Total recoveries	76	47	230
Net charge-offs	(22)	(465)	(358)
Balance at end of the period	$7,832	$7,654	$6,873

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of December 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,136	14.50%	$1,407	18.38%	$1,565	22.77%
1-4 family real estate	433	5.53%	431	5.63%	287	4.17%
Commercial real estate - other	2,035	25.98%	1,865	24.37%	1,193	17.36%
Commercial & industrial	3,231	41.26%	2,779	36.31%	2,523	36.71%
Agricultural	818	10.44%	1,015	13.26%	1,074	15.63%
Consumer	179	2.29%	157	2.05%	231	3.36%
Total	$7,832	100.0%	$7,654	100.0%	$6,873	100.0%

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

A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include loans on nonaccrual status and loans modified in a troubled debt restructuring, or TDR. Income from a loan on nonaccrual status is recognized to the extent cash is received and when the loan’s principal balance is deemed collectible. Depending on a particular loan’s circumstances, we measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. A loan is considered collateral dependent when repayment of the loan is based solely on the liquidation of the collateral. Fair value, where possible, is determined by independent appraisals, typically on an annual basis. Between appraisal periods, the fair value may be adjusted based on specific events, such as if deterioration of quality of the collateral comes to our attention as part of our problem loan monitoring process, or if discussions with the borrower lead us to believe the last appraised value no longer reflects the actual market for the collateral. The impairment amount on a collateral dependent loan is charged off to the allowance if deemed not collectible and the impairment amount on a loan that is not collateral dependent is set up as a specific reserve.

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

If a borrower on a restructured accruing loan has demonstrated performance under the previous terms, is not experiencing financial difficulty and shows the capacity to continue to perform under the restructured terms, the loan will remain on accrual status. Otherwise, the loan will be placed on nonaccrual status until the borrower demonstrates a sustained period of performance, which generally requires six consecutive months of payments. Loans identified as TDRs are evaluated for impairment using the present value of the expected cash flows or the estimated fair value of the collateral, if the loan is collateral dependent. The fair value is determined, when possible, by an appraisal of the property less estimated costs related to liquidation of the collateral. The appraisal amount may also be adjusted for current market conditions. Adjustments to reflect the present value of the expected cash flows or the estimated fair value of collateral dependent loans are a component in determining an appropriate allowance, and as such, may result in increases or decreases to the provision for loan losses in current and future earnings.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned, or OREO, until sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.

Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under TDRs that are not performing in accordance with their modified terms. Nonperforming assets consist of nonperforming loans plus OREO. Loans accounted for on a nonaccrual basis were $2.6 million as of December 31, 2018, $1.2 million as of December 31, 2017 and $661,000 as of December 31, 2016.  The gross balance of loans accounted for on a nonaccrual basis at December 31, 2018 was $2.6 million; however, this amount includes one relationship with a balance of $2.0 million, of which 75% is guaranteed by the Small Business Administration (“SBA”). OREO was $110,000 as of December 31, 2018 and $100,000 as of December 31, 2017 and December 31, 2016.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of December 31,
	2018	2017	2016
	(Dollars in thousands)
Nonaccrual loans	$2,615	$1,217	$661
Troubled debt restructurings	-	675	805
Accruing loans 90 or more days past due	-	—	685
Total nonperforming loans	2,615	1,892	2,151
Other real estate owned	110	100	100
Total nonperforming assets	$2,725	$1,992	$2,251
Ratio of nonperforming loans to total loans	0.44%	0.34%	0.43%
Ratio of nonperforming assets to total assets	0.35%	0.28%	0.37%

The following tables present an aging analysis of loans as of the dates indicated.

	As of December 31, 2018
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Total Loans 90+ days and accruing	Total past due Loans	Current Loans	Gross Loans
	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$87,267	$87,267
1-4 family real estate	8	-	-	-	8	33,270	33,278
Commercial real estate - other	-	-	-	-	-	156,396	156,396
Commercial & industrial	-	5	-	-	5	248,389	248,394
Agricultural	-	-	-	-	-	62,844	62,844
Consumer	41	-	-	-	41	13,682	13,723
Total	$49	$5	$0	$0	$54	$601,848	$601,902

	As of December 31, 2017
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Total Loans 90+ days and accruing	Total past due Loans	Current Loans	Gross Loans
	(Dollars in thousands)
Construction & development	$—	$—	$—	$—	$—	$103,787	$103,787
1-4 family real estate	—	—	111	—	111	31,667	31,778
Commercial real estate - other	—	—	—	—	—	137,534	137,534
Commercial & industrial	2	—	—	—	2	204,974	204,976
Agricultural	—	—	—	—	—	74,871	74,871
Consumer	54	—	—	—	54	11,577	11,631
Total	$56	$—	$111	$—	$167	$564,410	$564,577

	As of December 31, 2016
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Total Loans 90+ days and accruing	Total past due Loans	Current Loans	Gross Loans
	(Dollars in thousands)
Construction & development	$—	$—	$—	$—	$—	$114,728	$114,728
1-4 family real estate	—	—	111	—	111	20,901	21,012
Commercial real estate - other	—	—	—	—	—	87,435	87,435
Commercial & industrial	233	—	—	—	233	184,719	184,952
Agricultural	—	—	802	686	802	77,960	78,762
Consumer	115	—	209	—	324	16,585	16,909
Total	$348	$—	$1,122	$686	$1,470	$502,328	$503,798

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

Watch: These loans are still considered “Pass” credits; however, various factors such as industry stress, material changes in cash flow or financial conditions, or deficiencies in loan documentation, or other risk issues determined by the lending officer, Commercial Loan Committee or CQC warrant a heightened sense and frequency of monitoring.

Special mention: These loans have observable weaknesses or evidence imprudent handling or structural issues. The weaknesses require close attention, and the remediation of those weaknesses is necessary. No risk of probable loss exists. Credits in this category are expected to quickly migrate to “Watch” or “Substandard” as this is viewed as a transitory loan grade.

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

Substandard loans totaled $9.1 million as of December 31, 2018, an increase of $4.6 million compared to December 31, 2017. The increase primarily related to one commercial real estate relationship, one commercial and industrial relationship, and one agricultural relationship, comprised of six notes totaling $8.4 million with no specific reserve. During the year ended December 31, 2018, loans classified as substandard had payoffs or paydowns totaling $1.8 million.

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of December 31, 2018
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$84,485	$2,782	$—	$—	$87,267
1-4 family real estate	29,942	3,221	—	115	33,278
Commercial real estate - other	154,353	1,559	—	484	156,396
Commercial & industrial	204,671	36,342	—	7,381	248,394
Agricultural	57,782	758	3,207	1,097	62,844
Consumer	13,723	—	—	—	13,723
Total	$544,956	$44,662	$3,207	$9,077	$601,902

	As of December 31, 2017
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$103,787	$—	$—	$—	$103,787
1-4 family real estate	23,011	8,656	—	111	31,778
Commercial real estate - other	127,771	9,088	—	675	137,534
Commercial & industrial	192,035	7,764	4,146	1,031	204,976
Agricultural	64,990	90	7,228	2,563	74,871
Consumer	11,555	—	—	76	11,631
Total	$523,149	$25,598	$11,374	$4,456	$564,577

	As of December 31, 2016
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$114,728	$—	$—	$—	$114,728
1-4 family real estate	19,184	675	—	1,153	21,012
Commercial real estate - other	74,682	5,826	2,815	4,112	87,435
Commercial & industrial	163,112	6,268	9,631	5,941	184,952
Agricultural	74,989	812	2,640	321	78,762
Consumer	16,263	—	—	646	16,909
Total	$462,958	$13,581	$15,086	$12,173	$503,798

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

The following table presents loans restructured as TDRs as of December 31, 2018, December 31, 2017 and December 31, 2016.

	As of December 31, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
Commercial & industrial	1	$501	$501	$-
Total	1	$501	$501	$-

	As of December 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
Commercial real estate - other	1	$675	$675	$300
Commercial & industrial	1	861	861	-
Total	2	$1,536	$1,536	$300

	As of December 31, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
Commercial real estate - other	1	$805	$805	$—
Total	1	$805	$805	$—

There were no payment defaults with respect to loans modified as TDRs as of December 31, 2018, 2017, and 2016.

Impairment analyses are prepared on TDRs in conjunction with the normal allowance process. TDRs restructured during the years ended December 31, 2018, 2017 and 2016 required $0, $300,000 and $0 in specific reserves, respectively. There were no charge-offs on TDRs for the years ended December 31, 2018, 2017 or 2016.

The following table presents total TDRs, both in accrual and nonaccrual status as of the periods indicated:

	As of December 31, 2018		As of December 31, 2017		As of December 31, 2016
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Accrual	-	$-	1	$675	1	$805
Nonaccrual	1	501	1	861	—	—
Total	1	$501	2	$1,536	1	$805

Deposits

We gather deposits primarily through our seven branch locations and online though our website. We offer a variety of deposit products including demand deposit accounts and interest-bearing products, such as savings accounts and certificates of deposit. We put continued effort into gathering noninterest-bearing demand deposit accounts through loan production cross-selling, customer referrals, marketing efforts and various involvement with community networks. Some of our interest-bearing deposits were obtained through brokered transactions. We participate in the CDARS program, where customer funds are placed into multiple certificates of deposit, each in an amount under the standard FDIC insurance maximum of $250,000, and placed at a network of banks across the United States.

Total deposits as of December 31, 2018, 2017 and 2016 were $675.9 million, $625.8 million and $549.6 million, respectively. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	As of December 31,
	2018		2017		2016
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars in thousands)
Noninterest-bearing demand	$201,159	29.8%	$165,911	26.5%	$127,434	23.2%
Interest-bearing:
NOW deposits	91,896	13.6	74,870	12.0	141,224	25.7
Money market	118,150	17.5	56,671	9.1	21,430	3.9
Savings deposits	69,548	10.3	85,000	13.6	107,266	19.5
Time deposits (more than $100,000)	167,304	24.8	213,575	34.1	118,797	21.6
Time deposits ($100,000 or less)	27,846	4.1	29,804	4.8	33,405	6.1
Total interest-bearing	474,744	70.2	459,920	73.5	422,122	76.8
Total deposits	$675,903	100.0%	$625,831	100.0%	$549,556	100.0%

The following table summarizes our average deposit balances and weighted average rates for the years ended December 31, 2018, 2017 and 2016:

	As of the Year Ended December 31,
	2018		2017		2016
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$183,750	0.00%	$142,035	0.00%	$125,139	0.00%
Interest-bearing:
NOW	71,384	1.56	134,351	1.02	113,485	0.67
Money market	90,230	1.65	29,961	0.90	21,753	0.71
Savings	79,267	1.23	78,477	0.73	104,200	0.58
Time	220,023	1.55	200,513	1.14	163,303	0.93
Total interest-bearing	460,904	1.52	443,302	1.02	402,741	0.76
Total deposits	$644,654	1.08%	$585,337	0.77%	$527,880	0.58%
The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of December 31, 2018 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits (more than $100,000)	$6,229	$4,791	$10,342	$6,484	$27,846
Time deposits ($100,000 or less)	33,308	41,193	71,827	20,976	167,304
Total time deposits	$39,537	$45,984	$82,169	$27,460	$195,150

	As of December 31, 2017 Maturity Within:
(Dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits (more than $100,000)	$25,436	$46,661	$94,473	$47,005	$213,575
Time deposits ($100,000 or less)	7,615	4,710	8,243	9,236	29,804
Total time deposits	$33,051	$51,371	$102,716	$56,241	$243,379

	As of December 31, 2016 Maturity Within:
(Dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits (more than $100,000)	$19,543	$24,648	$49,806	$24,800	$118,797
Time deposits ($100,000 or less)	8,864	5,920	9,976	8,645	33,405
Total time deposits	$28,407	$30,568	$59,782	$33,445	$152,202

Other Borrowed Funds

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

Liquidity

Liquidity refers to the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs, all at a reasonable cost. We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-term cash requirements. We manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders.

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

As of December 31, 2018, we had no unsecured fed funds lines with correspondent depository institutions with no amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $66.3 million as of December 31, 2018 and $22.6 million as of December 31, 2017.

Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal and state banking regulators. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action” (described below), the Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. The capital amounts and classifications are subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors. Qualitative measures established by regulation to ensure capital adequacy required the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, or CET1, capital, Tier 1 capital and total capital to risk-weighted assets and of Tier 1 capital to average consolidated assets, referred to as the “leverage ratio.” For further information, see “Supervision and Regulation – Regulatory Capital Requirements” and “Supervision and Regulation – Prompt Corrective Action Framework.”

In the wake of the global financial crisis of 2008 and 2009, the role of capital has become fundamentally more important, as banking regulators have concluded that the amount and quality of capital held by banking organizations was insufficient to absorb losses during periods of severely distressed economic conditions. The Dodd-Frank Act and banking regulations promulgated by the U.S. federal banking regulators to implement Basel III have established strengthened capital standards for banks and bank holding companies and require more capital to be held in the form of common stock. These provisions, which generally became applicable to the Bank on January 1, 2015, impose meaningfully more stringent regulatory capital requirements than those applicable to the Bank prior to that date. In addition, the Basel III regulations implement a concept known as the “capital conservation buffer.” In general, banks, bank holding companies with more than $3.0 billion in assets and bank holding companies with publicly-traded equity are required to hold a buffer of CET1 capital equal to 2.5% of risk-weighted assets over each minimum capital ratio by January 1, 2019 in order to avoid being subject to limits on capital distributions (e.g., dividends, stock buybacks, etc.) and certain discretionary bonus payments to executive officers. For community banks, such as us, the capital conservation buffer requirement commenced on January 1, 2016, with a gradual phase-in. Full compliance with the capital conservation buffer is required by January 1, 2019.

As of December 31, 2018, the FDIC categorized the Bank as “well-capitalized” under the prompt corrective action framework. There have been no conditions or events since December 31, 2018 that management believes would change this classification.

The table below also summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of December 31, 2018, 2017 and 2016. The Bank exceeded all regulatory capital requirements under Basel III and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

	Actual		With Capital Conservation Buffer		Minimum To be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2018:
Total capital to risk-weighted assets
Company	$92,693	15.86%	$57,709	9.875%	N/A	N/A
Bank	93,704	16.03	57,709	9.875	58,439	10.00
Tier 1 capital to risk-weighted assets
Company	85,382	14.61	46,021	7.875	N/A	N/A
Bank	86,393	14.78	46,021	7.875	46,751	8.00
CET 1 capital to risk-weighted assets
Company	85,382	14.61	37,255	6.375	N/A	N/A
Bank	86,393	14.78	37,255	6.375	37,985	6.50
Tier 1 leverage ratio
Company	85,382	11.13	N/A	N/A	N/A	N/A
Bank	86,393	11.26	N/A	N/A	38,355	5.00

	Actual		With Capital Conservation Buffer		Minimum To be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2017:
Total capital to risk-weighted assets
Company	$74,140	12.86%	$53,331	9.250%	N/A	N/A
Bank	79,740	13.83	53,330	9.250	57,654	10.00
Tier 1 capital to risk-weighted assets
Company	66,928	11.61	41,800	7.250	N/A	N/A
Bank	75,528	12.58	41,799	7.250	46,123	8.00
CET 1 capital to risk-weighted assets
Company	66,928	11.61	33,152	5.750	N/A	N/A
Bank	75,528	12.58	33,151	5.750	37,475	6.50
Tier 1 leverage ratio
Company	66,928	9.72	N/A	N/A	N/A	N/A
Bank	75,528	10.53	N/A	N/A	34,436	5.00

	Actual		With Capital Conservation Buffer		Minimum To be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2016:
Total capital to risk-weighted assets
Company	$58,077	11.14%	$44,975	8.625%	N/A	N/A
Bank	65,582	12.58	44,975	8.625	52,145	10.00
Tier 1 capital to risk-weighted assets
Company	51,559	9.89	34,546	6.625	N/A	N/A
Bank	59,060	11.33	34,546	6.625	41,716	8.00
CET 1 capital to risk-weighted assets
Company	51,559	9.89	26,724	5.125	N/A	N/A
Bank	59,060	11.33	26,724	5.125	33,894	6.50
Tier 1 leverage ratio
Company	51,559	8.44	N/A	N/A	N/A	N/A
Bank	59,060	9.67	N/A	N/A	30,529	5.00

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased to $88.5 million as of December 31, 2018, compared to $69.2 million as of December 31, 2017 and $55.1 million as of December 31, 2016. The increases were driven by retained capital from net income during the periods.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of December 31, 2018:

	Payments Due as of December 31, 2018
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$480,753	$-	$-	$-	$480,753
Time deposits	167,681	23,406	4,054	-	195,141
Borrowings	-	-	-	-	-
Operating lease commitments	579	802	303	-	1,684
Total contractual obligations	$649,022	$24,208	$4,357	$-	$677,587

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

The following table summarizes commitments as of the dates presented.

	As of December 31,
	2018	2017	2016
	(Dollars in thousands)
Commitments to extend credit	$135,015	$145,888	$158,700
Standby letters of credit	1,078	1,544	747
Total	$136,093	$147,432	$159,447

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

The JOBS Act permits us an extended transition period for complying with new or revised accounting standards affecting public companies. We have elected to take advantage of this extended transition period, which means that the financial statements included in this report, as well as any financial statements that we file in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act.

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of December 31, 2018.

Allowance for Loan and Lease Losses

The allowance is based on management’s estimate of probable losses inherent in the loan portfolio. In the opinion of management, the allowance is adequate to absorb estimated losses in the portfolio as of each balance sheet date. While management uses available information to analyze losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and changes in the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance. In analyzing the adequacy of the allowance, a comprehensive loan grading system to determine risk potential in loans is utilized together with the results of internal credit reviews.

To determine the adequacy of the allowance, the loan portfolio is broken into segments based on loan type. Historical loss experience factors by segment, adjusted for changes in trends and conditions, are used to determine an indicated allowance for each portfolio segment. These factors are evaluated and updated based on the composition of the specific loan segment. Other considerations include volumes and trends of delinquencies, nonaccrual loans, levels of bankruptcies, criticized and classified loan trends, expected losses on real estate secured loans, new credit products and policies, economic conditions, concentrations of credit risk and the experience and abilities of our lending personnel. In addition to the segment evaluations, impaired loans with a balance of $250,000 or more are individually evaluated based on facts and circumstances of the loan to determine if a specific allowance amount may be necessary. Specific allowances may also be established for loans whose outstanding balances are below the $250,000 threshold when it is determined that the risk associated with the loan differs significantly from the risk factor amounts established for its loan segment.

Certain loan segments were reclassified during the year.  Each loan segment is made up of loan categories possessing similar risk characteristics.  The Company’s re-alignment of the segments primarily consisted of reclassifying consumer-related and agricultural-related real estate loans from the real estate category to the consumer and agricultural categories, respectively.  Management believes this accurately represents the risk profile of each loan segment.  In addition, the real estate segment was renamed to commercial real estate, and the commercial segment was renamed to commercial & industrial. The prior period amounts have been revised to conform to the current period presentation.  These reclassifications did not have a significant impact on the allowance for loan losses.

Goodwill and Intangibles

Goodwill from an acquisition is the value attributable to unidentifiable intangible elements acquired. At a minimum, annual evaluation of the value of goodwill is required. Management evaluated the carrying value of the Company’s goodwill as of December 31, 2018, 2017 and 2016, and determined that no impairment existed.

An entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Factors assessed include all relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors that have a negative effect on earnings and cash flows, overall financial performance, other relevant entity or reporting unit specific events and, if applicable, a sustained decrease in share price.

If after assessing the totality of events or circumstances, such as those described above, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity is to perform a two-step impairment test.

The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is to be performed to measure the amount of impairment loss, if any, when it is more likely than not that goodwill impairment exists.

Other intangible assets consist of core deposit intangible assets and are amortized on a straight-line basis based on the estimated useful life of 10 years. Such assets are periodically evaluated as to the recoverability of their carrying values.

Income Taxes

The Company files a consolidated income tax return. Deferred taxes are recognized under the balance sheet method based upon the future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, using the tax rates expected to apply to taxable income in the periods when the related temporary differences are expected to be realized.

The amount of accrued current and deferred income taxes is based on estimates of taxes due or receivable from taxing authorities either currently or in the future. Changes in these accruals are reported as tax expense, and involve estimates of the various components included in determining taxable income, tax credits, other taxes and temporary differences. Changes periodically occur in the estimates due to changes in tax rates, tax laws and regulations and implementation of new tax planning strategies. The process of determining the accruals for income taxes necessarily involves the exercise of considerable judgment and consideration of numerous subjective factors.

Management performs an analysis of the Company’s tax positions annually and believes it is more likely than not that all of its tax positions will be utilized in future years.

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of assets and liabilities is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability of quoted prices or the observable date.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31,		As of December 31,
	2018		2017
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+400	48.28%	22.97%	41.60%	21.96%
+300	35.66	21.50	28.87	20.54
+200	22.99	19.95	17.24	19.01
+100	10.17	18.29	6.23	17.36
Base	(3.07)	16.50	0.04	15.59
-100	(15.30)	14.58	(4.72)	13.73

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

Impact of Inflation

Our consolidated financial statements and related notes included elsewhere in this Form 10-K have been prepared in accordance with GAAP. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

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

Item 8.   Financial Statements and Supplementary Data
Consolidated Financial Statements Index

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors and Audit Committee
Bank7 Corp.
Oklahoma City, Oklahoma

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bank7 Corp. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “financial statements”).  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the  financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe our audits provide a reasonable basis for our opinion.

/s/ BKD, LLP

We have served as the Company’s auditor since 2011.

Oklahoma City, Oklahoma
March 29, 2019

Bank7 Corp.
Consolidated Balance Sheets
(Dollar amounts in thousands)

Assets	December 31, 2018	December 31, 2017

Cash and due from banks	$128,090	$100,054
Interest-bearing time deposits in other banks	31,759	30,168
Loans, net of allowance for loan losses of $7,832 and $7,654 at December 31, 2018 and December 31, 2017, respectively	592,078	555,347
Loans held for sale	512	388
Premises and equipment, net	7,753	9,602
Nonmarketable equity securities	1,055	1,049
Foreclosed assets held for sale	110	100
Goodwill and intangibles	1,995	2,201
Interest receivable and other assets	7,159	4,685

Total assets	$770,511	$703,594

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$201,159	$165,911
Interest-bearing	474,744	459,920

Total deposits	675,903	625,831

Borrowings	-	5,600
Income taxes payable	1,913	-
Interest payable and other liabilities	4,229	2,987

Total liabilities	682,045	634,418

Shareholders’ equity

Preferred stock, par value $0.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, non-voting, par value $0.01 per share, 20,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 10,187,500 shares issued and outstanding at December 31, 2018: 7,287,500 shares outstanding at December 31, 2017	102	73
Additional paid-in capital	80,275	6,987
Retained earnings	8,089	62,116

Total shareholders’ equity	88,466	69,176

Total liabilities and shareholders’ equity	$770,511	$703,594

See Notes to Consolidated Financial Statements

Bank7 Corp.
Consolidated Statements of Income
(Dollar amounts in thousands, except per share data)

	For the Years Ended December 31,
	2018	2017	2016
Interest Income
Loans, including fees	$44,279	$41,450	$32,254
Interest-bearing time deposits in other banks	588	592	574
Interest-bearing deposits in other banks	1,933	828	325

Total interest income	46,800	42,870	33,153

Interest Expense
Deposits	6,994	4,502	3,041
Other borrowings	175	237	262

Total interest expense	7,169	4,739	3,303

Net Interest Income	39,631	38,131	29,850

Provision for Loan Losses	200	1,246	1,554

Net Interest Income After Provision for Loan Losses	39,431	36,885	28,296

Noninterest Income
Secondary market income	212	183	56
Service charges on deposit accounts	347	336	346
Other	772	916	1,241

Total noninterest income	1,331	1,435	1,643

Noninterest Expense
Salaries and employee benefits	8,113	7,611	6,516
Furniture and equipment	684	831	693
Occupancy	1,310	1,049	1,006
Data and item processing	966	891	949
Accounting, marketing and legal fees	305	284	246
Regulatory assessments	542	450	638
Advertising and public relations	553	433	534
Travel, lodging and entertainment	699	1,041	543
Other	1,793	1,941	1,997

Total noninterest expense	14,965	14,531	13,122

Income Before Taxes	25,797	23,789	16,817
Income tax expense	797	-	-
Net Income	$25,000	$23,789	$16,817

Basic earnings per common share	$3.08	$3.26	$2.31
Diluted earnings per common share	3.03	3.26	2.31
Weighted average common shares outstanding - basic	8,105,856	7,287,500	7,287,500
Weighted average common shares outstanding - diluted	8,237,638	7,287,500	7,287,500

See Notes to Consolidated Financial Statements

Bank7 Corp.
Consolidated Statements of Shareholders’ Equity
(Dollar Amounts in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at January 1, 2016	7,287,500	$73	$6,987	$38,254	$45,314

Net income	-	-	-	16,817	16,817

Cash distributions declared, $0.96 per share	-	-	-	(6,995)	(6,995)

Balance at December 31, 2016	7,287,500	73	6,987	48,076	55,136

Net income	-	-	-	23,789	23,789

Cash distributions declared, $1.34 per share	-	-	-	(9,749)	(9,749)

Balance at December 31, 2017	7,287,500	73	6,987	62,116	69,176

Net income	-	-	-	25,000	25,000

Common stock issued, net of offering costs	2,900,000	29	50,125	-	50,154

Capital injection	-	-	137	-	137

Reclassification of undistributed S Corporation earnings	-	-	22,872	(22,872)	-

Stock-based compensation expense	-	-	154	-	154

Cash distributions declared, $7.71 per share	-	-	-	(56,155)	(56,155)

Balance at December 31, 2018	10,187,500	$102	$80,275	$8,089	$88,466

See Notes to Consolidated Financial Statements

Bank7 Corp.
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2018	2017	2016

Operating Activities
Net income	$25,000	$23,789	$16,817
Items not requiring (providing) cash
Depreciation and amortization	1,097	1,088	799
Provision for loan losses	200	1,246	1,554
Net increase on other real estate owned	(10)	-	-
Gain on sales of loans	(212)	(183)	(56)
Stock-based compensation expense	154	-	-
Cash receipts from the sale of loans originated for sale	8,185	9,060	2,115
Cash disbursements for loans originated for sale	(8,097)	(9,108)	(2,216)
Loss (gain) on sale of other real estate owned	3	92	(147)
Benefit for deferred income tax	(1,069)	-	-
Changes in
Interest receivable and other assets	(1,405)	(415)	41
Interest payable and other liabilities	3,155	308	450

Net cash provided by operating activities	27,001	25,877	19,357

Investing Activities
Maturities of interest-bearing time deposits in other banks	3,884	1,743	1,494
Purchases of interest-bearing time deposits in other banks	(5,475)	(2,490)	(1,734)
Net change in loans	(36,981)	(61,668)	(42,579)
Purchases of premises and equipment	(378)	(3,969)	(2,319)
Proceeds from sale of premises and equipment	1,336	-	-
Purchase of nonmarketable equity securities	(6)	(6)	(38)
Proceeds from sale of foreclosed assets	47	597	896

Net cash used in investing activities	(37,573)	(65,793)	(44,280)

Financing Activities
Net change in deposits	50,072	76,275	40,786
Repayment of borrowed funds	(5,600)	(800)	(800)
Cash distributions paid	(56,155)	(9,749)	(6,995)
Capital injection	137	-	-
Net proceeds from issuance of common stock	50,154	-	-

Net cash provided by financing activities	38,608	65,726	32,991

Increase in Cash and Due from Banks	28,036	25,810	8,068

Cash and Due from Banks, Beginning of Year	100,054	74,244	66,176

Cash and Due from Banks, End of Year	$128,090	$100,054	$74,244

Supplemental Disclosure of Cash Flows Information
Interest paid	$7,304	$4,739	$3,303

Supplemental Disclosures of Non-Cash Investing Activities
Foreclosed assets acquired in settlement of loans	$50	$684	$4

Bank7 Corp.
Notes to Consolidated Financial Statements

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Bank7 Corp. (the Company), formerly known as Haines Financial Corp, is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Bank7 (the Bank).  The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers located in Oklahoma, Kansas, and Texas.  The Bank is subject to competition from other financial institutions.  The Company is subject to the regulation of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of other real estate owned, other-than-temporary impairments income taxes, goodwill and intangibles and fair values of financial instruments.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Interest-Bearing Time Deposits in Other Banks

Interest-bearing time deposits in other banks totaled $31.8 million and $30.2 million at December 31, 2018 and December 31, 2017, respectively, and have original maturities generally ranging from one to five years.

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

Bank7 Corp.
Notes to Consolidated Financial Statements

For debt securities with fair value below amortized cost when the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  The Company had no “available-for-sale” or held to maturity investments as of December 31, 2018 and 2017.

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

Bank7 Corp.
Notes to Consolidated Financial Statements

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

Bank7 Corp.
Notes to Consolidated Financial Statements

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

No asset impairment was recognized during the years ended December 31, 2018, 2017, and 2016.

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

Bank7 Corp.
Notes to Consolidated Financial Statements

Income Taxes

Prior to September 24, 2018, the Company had elected to be taxed as an S Corporation for federal and state income tax purposes. As such, stockholders were taxed on their pro rata share of earnings and deductions of the Company, regardless of the amount of distributions received. Generally, the Company was not subject to federal income tax. Effective September 24, 2018, the Company converted from an S Corporation to a C Corporation and is subject to federal and state taxes at that date.

The Company uses a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. A tax position is recognized as a benefit only if it is ‘‘more likely than not’’ that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2018, 2017 and 2016, the Company recognized no interest and penalties.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, and establishes a new principles-based revenue recognition model for revenue from contracts with customers.  The revenue line items in scope of this ASU have been identified and final assessment is pending; however, the majority of the Company’s revenues are not within the scope of Topic 606.  Significant revenue streams within the scope of Topic 606 include service charges on deposits.  The guidance in the ASU is effective for annual periods beginning after December 15, 2018.  It is expected that that the implementation of this ASU will not have a significant impact on the Company’s financial condition and results of operations. The Company will adopt this ASU for the annual reporting period ending December 31, 2019.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  The ASU requires certain equity investments to be measured at fair value with changes recognized in net income.  It also requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purpose and eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value disclosed for financial instruments measured at amortized cost.  The guidance in the ASU is effective for reporting periods beginning after December 15, 2018.  It is expected that that the implementation of this ASU will not have a significant impact on the Company’s financial condition and results of operations. The Company will adopt this ASU in the first quarter of 2019.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The ASU requires lessees to recognize a lease liability and a right-of-use asset for all leases, excluding short-term leases, at the commencement date.  The guidance in the ASU is effective for reporting periods beginning after December 15, 2019.  Additionally, a modified retrospective transition approach is required for leases existing at the earliest comparative period presented.  Management is assessing the impact of this ASU; however, it is not expected to have a material impact on the Company’s financial condition, results of operation, or capital position, but will impact the presentation on the balance sheet for the Company’s current operating leases.  The Company will adopt this ASU in the first quarter of 2020.

Bank7 Corp.
Notes to Consolidated Financial Statements

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share- Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The Company elected to account for forfeitures as they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 was adopted on September 5, 2018, in conjunction with the Board’s approval of the 2018 Equity Incentive Plan, and did not have a significant impact on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326).  The ASU requires the replacement of the current incurred loss model with an expected loss model, referred to as the current expected credit loss (CECL) model.  The guidance in the ASU is effective for fiscal years beginning after December 15, 2021 with a cumulative-effect adjustment to retained earnings required for the first reporting period in which the amendments are effective.  Management is still assessing the impact of this ASU; however, it is expected that it will not have a significant impact on the Company’s financial condition and results of operations as this modifies the calculation of the allowance by accelerating the recognition of losses.  The Company will adopt this ASU in the first quarter of 2022.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820).” ASU 2018-13 removes, modifies and adds disclosure requirements on fair value measurements. ASU 2018-13 will be effective for the Company on January 1, 2020. Early adoption is permitted. In addition, early adoption of any removed or modified disclosures and delayed adoption of the additional disclosures until the effective date is also permitted.  It is expected that adoption will not have a significant impact on the Company’s financial condition and results of operations.  The Company will adopt this ASU in the first quarter of 2020.

Bank7 Corp.
Notes to Consolidated Financial Statements

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

Initial Public Offering

On September 20, 2018, the Company completed the initial public offering of its common stock.  In connection with the Company’s initial public offering, the Company sold and issued 2,900,000 shares of common stock at $19 per share.  After deducting the underwriting discounts and offering expenses, the Company received total net proceeds of $50.1 million from the initial public offering.

In connection with the initial public offering, the Company terminated its S Corporation status and became a taxable entity (“C Corporation”) on September 24, 2018. As such, any periods prior to September 24, 2018 will only reflect an effective state income tax rate. As a result of the termination of S Corporation status, we increased our deferred tax asset and recorded an initial tax benefit of $863,000. The deferred tax asset is the result of timing differences in the recognition of income/deductions for generally accepted accounting principles (“GAAP”) and tax purposes.  Net deferred tax assets are included in other assets and no valuation allowance is considered necessary.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to U.S. federal or state tax examinations for years before 2015.

Note 3:	Restriction on Cash and Due from Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2018, was $16.1 million.

Note 4:	Earnings Per Share

Basic earnings per common share represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Basic EPS is computed based upon net income divided by the weighted average number of common shares outstanding during the year.

Bank7 Corp.
Notes to Consolidated Financial Statements

Diluted EPS represents the amount of earnings for the period available to each share of common stock outstanding including common stock that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during each reporting period. Diluted EPS is computed based upon net income dividend by the weighted average number of commons shares outstanding during each period, adjusted for the effect of dilutive potential common shares, such as restricted stock awards and nonqualified stock options, calculated using the treasury stock method.

The following table shows the computation of basic and diluted earnings per share:

	As of and for the Years Ended December 31,
	2018	2017	2016
(Dollars in thousands, except per share amounts)
Numerator
Net income	$25,000	$23,789	$16,817

Denominator
Denominator for basic earnings per common share	8,105,856	7,287,500	7,287,500
Dilutive effect of stock compensation (1)	131,782	-	-
Denominator for diluted earnings per share	8,237,638	7,287,500	7,287,500

Earnings per common share
Basic	$3.08	$3.26	$2.31
Diluted	$3.03	$3.26	$2.31

(1)	Nonqualified stock options outstanding of 150,000 in 2018 have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented.

Bank7 Corp.
Notes to Consolidated Financial Statements

Note 5:	Loans and Allowance for Loan Losses

A summary of loans at December 31, 2018 and 2017 are as follows (dollars in thousands):

	December 31, 2018	December 31, 2017

Construction & development	$87,267	$103,787
1-4 family commercial	33,278	31,778
Commercial real estate - other	156,396	137,534
Total commercial real estate	276,941	273,099

Commercial & industrial	248,394	204,976
Agricultural	62,844	74,871
Consumer	13,723	11,631

Gross loans	601,902	564,577

Less allowance for loan losses	(7,832)	(7,654)
Less deferred loan fees	(1,992)	(1,576)

Net loans	$592,078	$555,347

Bank7 Corp.
Notes to Consolidated Financial Statements

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the years ended December 31, 2018, 2017, and 2016 (dollars in thousands):

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2018
Balance, beginning of period	$1,407	$431	$1,865	$2,779	$1,015	$157	$7,654

Charge-offs	-	(25)	-	(73)	-	-	(98)
Recoveries	-	3	-	71	1	1	76

Net charge-offs	-	(22)	-	(2)	1	1	(22)

Provision (credit) for loan losses	(271)	24	170	454	(198)	21	200

Balance, end of period	$1,136	$433	$2,035	$3,231	$818	$179	$7,832

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2017
Balance, beginning of period	$1,565	$287	$1,193	$2,523	$1,074	$231	$6,873

Charge-offs	-	-	(224)	(242)	-	(46)	(512)
Recoveries	-	23	6	6	-	12	47

Net charge-offs	-	23	(218)	(236)	-	(34)	(465)

Provision (credit) for loan losses	(158)	121	890	492	(59)	(40)	1,246

Balance, end of period	$1,407	$431	$1,865	$2,779	$1,015	$157	$7,654

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2016
Balance, beginning of period	$847	$245	$739	$2,567	$986	$293	$5,677

Charge-offs	(1)	(104)	(10)	(305)	(75)	(93)	(588)
Recoveries	-	60	-	151	-	19	230

Net charge-offs	(1)	(44)	(10)	(154)	(75)	(74)	(358)

Provision (credit) for loan losses	719	86	464	110	163	12	1,554

Balance, end of period	$1,565	$287	$1,193	$2,523	$1,074	$231	$6,873

Bank7 Corp.
Notes to Consolidated Financial Statements

The following table presents, by portfolio segment, the balance in allowance for loan losses and the gross loans based upon portfolio segment and impairment method as of December 31, 2018 and December 31, 2017 (dollars in thousands).

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2018
Allowance Balance
Ending balance

Individually evaluated for impairment	$-	$-	$32	$14	$-	$-	$46
Collectively evaluated for impairment	1,136	433	2,003	3,217	818	179	7,786

Total	$1,136	$433	$2,035	$3,231	$818	$179	$7,832

Gross Loans
Ending balance
Individually evaluated for impairment	$-	$115	$484	$7,381	$1,097	$-	$9,077
Collectively evaluated for impairment	87,267	33,163	155,912	241,013	61,747	13,723	592,825

Total	$87,267	$33,278	$156,396	$248,394	$62,844	$13,723	$601,902

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2017
Allowance Balance
Ending balance
Individually evaluated for impairment	$-	$-	$300	$22	$64	$10	$396
Collectively evaluated for impairment	1,407	431	1,565	2,757	951	147	7,258

Total	$1,407	$431	$1,865	$2,779	$1,015	$157	$7,654

Gross Loans
Ending balance
Individually evaluated for impairment	$-	$111	$675	$1,031	$2,563	$76	$4,456
Collectively evaluated for impairment	103,787	31,667	136,859	203,945	72,308	11,555	560,121

Total	$103,787	$31,778	$137,534	$204,976	$74,871	$11,631	$564,577

Bank7 Corp.
Notes to Consolidated Financial Statements

Internal Risk Categories

Certain loan segments were reclassified during the year.  Each loan segment is made up of loan categories possessing similar risk characteristics.  The Company’s re-alignment of the segments primarily consisted of reclassifying consumer-related and agricultural-related real estate loans from the real estate category to the consumer and agricultural categories, respectively.  Management believes this accurately represents the risk profile of each loan segment.  In addition, the real estate segment was renamed to commercial real estate, and the commercial segment was renamed to commercial & industrial. The prior period amounts have been revised to conform to the current period presentation.  These reclassifications did not have a significant impact on the allowance for loan losses.

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

Commercial & Industrial – The commercial portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions.  The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation.  Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations.

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

Bank7 Corp.
Notes to Consolidated Financial Statements

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

Bank7 Corp.
Notes to Consolidated Financial Statements

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

The Company evaluates the definitions of loan grades and the allowance for loan losses methodology on an ongoing basis.  No changes were made to either during the year ended December 31, 2018.

The following table presents the credit risk profile of the Company’s loan portfolio based on internal rating category as of December 31, 2018 and 2017 (dollars in thousands):

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2018
Grade
1 (Pass)	$84,485	$29,942	$154,353	$204,671	$57,782	$13,723	$544,956
2 (Watch)	2,782	3,221	1,559	36,342	758	-	44,662
3 (Special Mention)	-	-	-	-	3,207	-	3,207
4 (Substandard)	-	115	484	7,381	1,097	-	9,077

Total	$87,267	$33,278	$156,396	$248,394	$62,844	$13,723	$601,902

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2017
Grade
1 (Pass)	$103,787	$23,011	$127,771	$192,035	$64,990	$11,555	$523,149
2 (Watch)	-	8,656	9,088	7,764	90	-	25,598
3 (Special Mention)	-	-	-	4,146	7,228	-	11,374
4 (Substandard)	-	111	675	1,031	2,563	76	4,456

Total	$103,787	$31,778	$137,534	$204,976	$74,871	$11,631	$564,577

Bank7 Corp.
Notes to Consolidated Financial Statements

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2018 and 2017 (dollars in thousands):

	Past Due						Total Loans
	30–59 Days	60–89 Days	Greater than 90 Days	Total	Current	Total Loans	> 90 Days & Accruing

December 31, 2018
Construction & development	$-	$-	$-	$-	$87,267	$87,267	$-
1 - 4 Family Real Estate	8	-	-	8	33,270	33,278	-
Commercial Real Estate - other	-	-	-	-	156,396	156,396	-
Commercial & industrial	-	5	-	5	248,389	248,394	-
Agricultural	-	-	-	-	62,844	62,844	-
Consumer	41	-	-	41	13,682	13,723	-

Total	$49	$5	$-	$54	$601,848	$601,902	$-

December 31, 2017
Construction & development	$-	$-	$-	$-	$103,787	$103,787	$-
1 - 4 Family Real Estate	-	-	111	111	31,667	31,778	-
Commercial Real Estate - other	-	-	-	-	137,534	137,534	-
Commercial & industrial	2	-	-	2	204,974	204,976	-
Agricultural	-	-	-	-	74,871	74,871	-
Consumer	54	-	-	54	11,577	11,631	-

Total	$56	$-	$111	$167	$564,410	$564,577	$-

The following table presents impaired loans as of December 31, 2018 and 2017 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

December 31, 2018
Construction & development	$-	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	115	115	-	115	-	82	4
Commercial Real Estate - other	1,990	1,506	484	1,990	32	440	148
Commercial & industrial	7,614	7,359	22	7,381	14	7,049	560
Agricultural	1,097	1,097	-	1,097	-	1,313	82
Consumer	5	-	-	-	-	28	1

Total	$10,821	$10,077	$506	$10,583	$46	$8,912	$795

December 31, 2017
Construction & development	$-	$-	$-	$-	$-	$8	$-
1 - 4 Family Real Estate	-	111	-	111	-	111	-
Commercial Real Estate - other	787	-	675	675	300	1,615	50
Commercial & industrial	1,207	990	41	1,031	22	3,645	109
Agricultural	2,578	2,273	290	2,563	64	2,042	178
Consumer	88	61	15	76	10	219	5

Total	$4,660	$3,435	$1,021	$4,456	$396	$7,640	$342

Bank7 Corp.
Notes to Consolidated Financial Statements

Impaired loans include nonperforming loans and also include loans modified in troubled-debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At December 31, 2018, the Company had $501,000 of commercial & industrial loans that were modified in troubled-debt restructurings and impaired. At December 31, 2017, the Company had $675,000 of commercial real estate loans and $861,000 of commercial & industrial loans that were modified in troubled-debt restructurings and impaired .  There were no newly modified troubled-debt restructurings during the years ended December 31, 2018 and 2017.

There were no troubled-debt restructurings modified in the past twelve months that subsequently defaulted for the year ended December 31, 2018.

The following table represents information regarding nonperforming assets as of the year ended December 31, 2018 and 2017 (dollars in thousands):

	As of December 31,
	2018	2017
Nonaccrual loans	$2,615	$1,217
Troubled-debt restructurings (1)	-	675
Accruing loans 90 or more days past due	-	-
Total nonperforming loans	$2,615	$1,892

(1)	$501,000 and $861,000 of TDRs as of December 31, 2018 and 2017, respectively, are included in the nonaccrual loans balance in the line above

Note 6:	Premises and Equipment

Major classifications of premises and equipment, stated at cost and net of accumulated depreciation are as follows (dollars in thousands):

Bank7 Corp.
Notes to Consolidated Financial Statements

	December 31, 2018	December 31, 2017

Land, buildings and improvements	$8,414	$8,225
Furniture and equipment	1,654	1,554
Aircraft	-	2,083
Automobiles	722	699
	10,790	12,561
Less accumulated depreciation	(3,037)	(2,959)

Net premises and equipment	$7,753	$9,602

Note 7:	Intangible Assets

The gross carrying amount and accumulated amortization of recognized intangible assets at December 31, 2018 and 2017, were (dollars in thousands):

	December 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangible	$2,061	$(1,077)	$2,061	$(871)

Amortization expense for intangible assets totaled $206,000 for the years ended December 31, 2018, 2017, and 2016.  Estimated amortization expense for each of the following five years is as follows (dollars in thousands):

2019	$206
2020	206
2021	206
2022	206
2023	160

$984

Note 8:	Interest-Bearing Deposits

Interest-bearing time deposits in denominations of $250,000 or more were $58.2 million and $58.7 million at December 31, 2018 and 2017, respectively.

Bank7 Corp.
Notes to Consolidated Financial Statements

At December 31, 2018, the scheduled maturities of interest-bearing time deposits were as follows (dollars in thousands):

2019	$167,681
2020	23,406
2021	2,487
Thereafter	1,567

$195,141

Some interest-bearing deposits are obtained through brokered transactions and the Company participates in the Certificate of Deposit Account Registry Service (“CDARS”).  CDARS deposits totaled $32.5 and $86.5 million at December 31, 2018 and 2017, respectively.

Note 9:	Income Taxes

In connection with the initial public offering, as discussed in Note 1, the Company terminated its S Corporation status and became a taxable entity (“C Corporation”) effective September 24, 2018. As such, any periods prior to September 24, 2018 will only reflect an effective state income tax rate. As a result of the termination of S Corporation status, we increased our deferred tax asset and recorded an initial tax benefit of $863,000. The deferred tax asset is the result of timing differences in the recognition of income/deductions for generally accepted accounting principles (“GAAP”) and tax purposes.

The (benefit)/provision for income taxes for the year ended December 31, 2018 consists of the following (dollars in thousands):

For the Year Ended December 31, 2018

Federal:
Current	$1,563
Deferred	(1,036)
Total federal tax provision	$527

State:
Current	$303
Deferred	(33)
Total state tax provision	$270

Total income tax provision	$797

The provision for income taxes for the year ended December 31, 2018 differs from the statutory federal rate of 21% due to the following:

For the Year Ended December 31,
2018

Statutory U.S. Federal Income Tax	$5,417
Increase (decrease) resulting from:
State Taxes	213
Benefit of S corporation status	(3,933)
Conversion as of September 24, 2018 to C corporation	(863)
Other	(37)
Provision for income taxes	$797

Bank7 Corp.
Notes to Consolidated Financial Statements

The Company’s effective tax rate for 2018 differs from the statutory rate primarily as a result of tax benefits from the effect of the change in the Company’s tax status from S Corporation to C Corporation.

Deferred tax assets (liabilities) included in other assets in the accompanying consolidated balance sheet consist of the following (dollars in thousands):

For the Year Ended December 31, 2018

Deferred tax assets:
Allowance for loan losses	$1,942
Deferred compensation	38
Other	80
Total deferred tax assets	$2,060

Deferred tax liabilities:
Property and equipment	$(268)
Intangible assets	(220)
Prepaid expenses	(177)
Method change IRC 481(a)	(254)
Other	(72)
Total deferred tax liabilities	$(991)

Net deferred tax assets	$1,069

In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize all benefits related to these deductible differences as of December 31, 2018.

The Company does not have any net operating loss or tax credit carryforwards as of December 31, 2018.

The Company is not presently under examination by the Internal Revenue Service or any state tax authority.

The Company establishes reserves for uncertain tax positions that reflect management’s best estimate of deductions and credits that may not be sustained on a more-likely-than-not basis. Recognized income tax positions are measured at the largest amount that is considered greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

Bank7 Corp.
Notes to Consolidated Financial Statements

For the Year Ended December 31, 2018

Balance at beginning of year	$-
Additions for positions taken in prior years	15
Reductions for positions taken in prior years	(2)
Balance at end of year	$13

There were no interest or penalties related to uncertain tax positions reflected in the consolidated statements of income for the years ended December 31, 2018, 2017, and 2016.

Note 10:	Letters of Credit

The Bank has entered into an arrangement with the FHLB resulting in the FHLB issuing letters of credit on behalf of the Bank with the resulting beneficiary being certain public funds in connection with these deposits.  Outstanding letters of credit to secure these public funds at December 31, 2018 and 2017 were $1.5 million and $25.3 million, respectively.  Loans with a collateral value of approximately $67.8 million were used to secure the letters of credit.

Note 11:	Advances and Borrowings

The Bank has a blanket floating lien security agreement with a maximum borrowing capacity of $66.3 million at December 31, 2018, with the FHLB, under which the Bank is required to maintain collateral for any advances, including its stock in the FHLB, as well as qualifying first mortgage and other loans.  The Bank had no advances from the FHLB at December 31, 2018 or 2017.

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

Note 12:	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under GAAP, regulatory reporting requirements and regulatory capital standards.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Furthermore, the Company’s and the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I , and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2018, that the Bank meets all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

Bank7 Corp.
Notes to Consolidated Financial Statements

As of December 31, 2018, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2018
Total capital (to risk-weighted assets)-	$93,704	16.03%	$46,751	8.00%	$58,439	10.00%

Tier I capital (to risk-weighted assets)-	$86,393	14.78%	$35,063	6.00%	$46,751	8.00%

Common Equity Tier I capital (to risk-weighted assets)-	$86,393	14.78%	$26,298	4.50%	$37,985	6.50%

Tier I capital (to average assets)-	$86,393	11.26%	$30,684	4.00%	$38,355	5.00%

As of December 31, 2017

Total capital (to risk-weighted assets)-	$79,740	13.83%	$46,123	8.00%	$57,654	10.00%

Tier I capital (to risk-weighted assets)-	$72,528	12.58%	$34,593	6.00%	$46,123	8.00%

Common Equity Tier I capital (to risk-weighted assets)-	$72,528	12.58%	$25,945	4.50%	$37,475	6.50%

Tier I capital (to average assets)-	$72,528	10.53%	$27,549	4.00%	$34,436	5.00%

Bank7 Corp.
Notes to Consolidated Financial Statements

In July 2013, the federal regulatory authorities issued a new capital rule based, in part, on revisions developed by the Basel Committee on Banking Supervision to the Basel capital framework (Basel III).  The Bank became subject to the new rule effective January 1, 2015.  Generally, the new rule implements higher minimum capital requirements, revises the definition of regulatory capital components and related calculations, adds a new common equity tier 1 capital ratio, implements a new capital conservation buffer, increases the risk weighting for past due loans and provides a transition period for several aspects of the new rule. In addition, banks with less than $250 billion in assets were given a one-time, opt-out election under Basel III Capital Rules to filter from regulatory capital certain accumulated other comprehensive income (AOCI) components. The Bank made the-opt out election and excludes the AOCI components from the capital ratio computations.

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

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At December 31, 2018, approximately $41.2 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Bank7 Corp.
Notes to Consolidated Financial Statements

Note 13:	Related-Party Transactions

At December 31, 2018 and 2017, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties) approximating $6.9 million and $6.7 million, respectively.  A summary of these loans is as follows (dollars in thousands):

Year ended December 31,	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period

2018	$6,684	$7,319	$(7,106)	$6,897
2017	$3,446	$3,684	$(446)	$6,684

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

The Bank leases office and retail banking space in Woodward, Oklahoma from Haines Realty Investments Company, LLC, a related party of the Company.  Lease expense totaled $184,000, $184,000, and $180,000 for the years ended December 31, 2018, 2017, and 2016, respectively.  In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Note 14:	Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to the maximum legal limit with the Bank matching up to 5% of the employee’s salary.  Employer contributions charged to expense for the years ended December 31, 2018, 2017, and 2016 totaled $198,000, $178,000, and $138,000 respectively.

Stock-Based Compensation

The Company adopted a nonqualified incentive stock option plan (the “Bank7 Corp. 2018 Equity Incentive Plan”) in September 2018. The Bank7 Corp. 2018 Equity Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Plan for the year ended December 31, 2018 was $154,000.

Bank7 Corp.
Notes to Consolidated Financial Statements

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

The Company uses newly issued shares for granting RSUs and stock options.

The following table is a summary of the stock option activity under the Bank7 Corp. 2018 Equity Incentive Plan:

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Year Ended December 31, 2018
Options Granted	150,000	$19.00
Options Exercised	-	-
Outstanding at December 31, 2018	150,000	$19.00	9.73 Yrs	$-
Exercisable at December 31, 2018	-		-	-

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during 2018:

Unearned stock-based compensation expense
Risk-free interest rate	2.69%
Dividend yield	2.20%
Stock price volatility	13.70%
Expected term	4 yrs.

The following table summarizes share information about RSUs for the year ended December 31, 2018:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Shares granted	130,000	$19.09
Shares settled	-	-
Shares forfeited	-	-
End of the period balance	130,000	$19.09

Bank7 Corp.
Notes to Consolidated Financial Statements

As of December 31, 2018, there was approximately $2.34 million of unrecognized compensation expense related to 130,000 unvested RSUs and $287,000 of unrecognized compensation expense related to 150,000 unvested stock options.  The stock option expense is expected to be recognized over a weighted average period of four years, and the RSU expense is expected to be recognized over a weighted average period of five years.  As of December 31, 2018, no RSUs or stock options were vested.

Note 15:	Disclosures About Fair Value of Assets and Liabilities

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

Recurring Measurements

There were no assets measured at fair value on a recurring basis as of December 31, 2018 and 2017.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2018 and 2017 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2018
Impaired loans (collateral- dependent)	$506	$-	$-	$506
Foreclosed assets held for sale	$110	$-	$-	$110

December 31, 2017
Impaired loans (collateral- dependent)	$1,021	$-	$-	$1,021
Foreclosed assets held for sale	$100	$-	$-	$100

Bank7 Corp.
Notes to Consolidated Financial Statements

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

Bank7 Corp.
Notes to Consolidated Financial Statements

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted- Average
December 31, 2018
Collateral-dependent impaired loans	$506	Appraisals from comparable properties	Estimated cost to sell	7-10%

Foreclosed assets held for sale	$110	Appraisals from comparable properties	Estimated cost to sell	7-10%

December 31, 2017
Collateral-dependent impaired loans	$1,021	Appraisals from comparable properties	Estimated cost to sell	7-10%

Foreclosed assets held for sale	$100	Appraisals from comparable properties	Estimated cost to sell	7-10%

Bank7 Corp.
Notes to Consolidated Financial Statements

The following tables presents estimated fair values of the Company’s financial instruments not recorded at fair value at December 31, 2018 and December 31, 2017 (dollars in thousands):

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3	Total
December 31, 2018

Financial Assets
Cash and due from banks	$128,090	$128,090	$-	$-	$128,090
Interest-bearing time deposits in other banks	$31,759	$-	$31,758	$-	$31,758
Loans, net of allowance	$592,078	$-	$591,893	$506	$592,399
Mortgage loans held for sale	$512	$-	$512	$-	$512
Nonmarketable equity securities	$1,055	$-	$1,055	$-	$1,055
Interest receivable	$4,538	$-	$4,538	$-	$4,538

Financial Liabilities
Deposits	$675,903	$-	$675,017	$-	$675,017
Interest payable	$461	$-	$461	$-	$461

December 31, 2017

Financial Assets
Cash and due from banks	$100,054	$100,054	$-	$-	$100,054
Interest-bearing time deposits in other banks	$30,168	$-	$30,176	$-	$30,176
Loans, net of allowance	$555,347	$-	$553,875	$1,021	$554,896
Mortgage loans held for sale	$388	$-	$388	$-	$388
Nonmarketable equity securities	$1,049	$-	$1,049	$-	$1,049
Interest receivable	$3,674	$-	$3,674	$-	$3,674

Financial Liabilities
Deposits	$625,831	$-	$625,013	$-	$625,013
Borrowings	$5,600	$-	$5,600	$-	$5,600
Interest payable	$404	$-	$404	$-	$404

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value:

Cash and Due from Banks, Interest-Bearing Time Deposits in Other Banks, Nonmarketable Equity Securities, Interest Receivable and Interest Payable and Borrowings

The carrying amount approximates fair value.

Bank7 Corp.
Notes to Consolidated Financial Statements

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

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at December 31, 2018 or December 31, 2017.

Note 16:	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets.  The following summarizes those financial instruments with contract amounts representing credit risk as of December 31, 2018 and December 31, 2017 (dollars in thousands):

	December 31, 2018	December 31, 2017

Commitments to extend credit	$135,015	$145,888
Financial and performance standby letters of credit	1,078	1,544

	$136,093	$147,432

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

Bank7 Corp.
Notes to Consolidated Financial Statements

Note 17:	Significant Estimates and Concentrations

GAAP requires disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for loan losses are reflected in Note 5 regarding loans.  Current vulnerabilities due to off-balance sheet credit risk are discussed in Note 16.

As of December 31, 2018, hospitality loans were 20.4% of gross total loans with outstanding balances of $123.0 million and unfunded commitments of $28.3 million; energy loans were 18.3% of gross total loans with outstanding balances of $110.0 million and unfunded commitments of $23.4 million.

Note 18:	Operating Leases

The Company leases certain of its branch facilities and office equipment under operating leases.  Rental expense for these leases was $596,000 and $421,000, and $418,000 for the years ended December 31, 2018, 2017, and 2016 respectively.

Future minimum rental commitments of branch facilities and office equipment due under non-cancelable operating leases at December 31, 2018, were as follows (dollars in thousands):

2019	$579
2020	473
2021	329
2022	175
Thereafter	128

$1,684

Bank7 Corp.
Notes to Consolidated Financial Statements

Note 19:	Parent-only Financial Statements

Condensed Balance Sheets
Assets	December 31, 2018	December 31, 2017

Cash and due from banks	$295	$64
Investment in bank subsidiary	87,377	73,718
Goodwill	1,011	1,011
Other assets	39	-

Total assets	$88,722	$74,793

Liabilities and Shareholders’ Equity

Borrowings	$-	$5,600
Other liabilities	256	17

Total liabilities	256	5,617

Total shareholders’ equity	88,466	69,176

Total liabilities and shareholders’ equity	$88,722	$74,793

Condensed Statements of Income	For the Years Ended December 31,
	2018	2017	2016
Income
Dividends received from subsidiary bank	$11,930	$10,765	$8,050

Expense
Interest expense	175	238	263
Other	315	-	-

Total expense	490	238	263

Income before income taxes and equity in undistributed net income of bank subsidiary	11,440	10,527	7,787
Equity in undistributed net income of bank subsidiary	13,521	13,262	9,030

Income before Taxes	24,961	23,789	16,817
Income tax benefit	(39)	-	-

Net Income Available to Common Shareholders	$25,000	$23,789	$16,817

Bank7 Corp.
Notes to Consolidated Financial Statements

	For the Years Ended December 31,
Condensed Statements of Cash Flows	2018	2017	2016

Operating Activities
Net income	$25,000	$23,789	$16,817
Items not requiring (providing) cash
Equity in undistributed net income of bank subsidiary	(13,521)	(13,262)	(9,030)
Stock-based compensation expense	154	-	-

Changes in
Other assets	(39)	-	-
Other liabilities	238	(2)	(2)

Net cash provided by operating activities	11,832	10,525	7,785

Financing Activities
Repayment of borrowed funds	(5,600)	(800)	(800)

Cash dividends paid	(56,155)	(9,749)	(6,995)
Common stock issued, net of offering costs	50,154	-	-

Net cash used in financing activities	(11,601)	(10,549)	(7,795)

Increase (Decrease) in Cash and Due from Banks	231	(24)	(10)

Cash and Due from Banks, Beginning of Year	64	88	98

Cash and Due from Banks, End of Year	$295	$64	$88

Supplemental Disclosure of Cash Flows Information
Interest paid	$175	$239	$265

Bank7 Corp.
Notes to Consolidated Financial Statements

Note 20:	Selected Quarterly Financial Data (Unaudited)

The following tables summarize the unaudited condensed consolidated results of operations for each of the quarters during the fiscal years ended December 31, 2018 and 2017:

	For the three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net interest income	$9,861	$9,439	$9,801	$10,530
Provision for loan losses	100	-	-	100
Noninterest income	264	486	319	262
Noninterest expense	3,675	3,546	3,805	3,939
Income before income taxes	6,350	6,379	6,315	6,753
Income tax expense (benefit)	-	-	(395)	1,192
Net income	$6,350	$6,379	$6,710	$5,561
EPS (1)
Basic	$0.87	$0.88	$0.88	$0.55
Diluted	$0.87	$0.88	$0.87	$0.54

	For the three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net interest income	$9,694	$10,495	$9,453	$8,489
Provision for loan losses	160	785	150	151
Noninterest income	482	428	382	143
Noninterest expense	3,433	3,449	3,735	3,914
Income before income taxes	6,583	6,689	5,950	4,567
Income tax expense	-	-	-	-
Net income	$6,583	$6,689	$5,950	$4,567
EPS (1)
Basic	$0.90	$0.92	$0.82	$0.62
Diluted	$0.90	$0.92	$0.82	$0.62

(1) The quarterly EPS amounts, when added, may not coincide with the full fiscal year EPS reported on the Consolidated Statements of Income due to differences in the computed weighted average shares outstanding as well as  rounding differences.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure

a)	Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2018 of the Company’s disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-K.

b)	Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a management’s report regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

c)	Attestation Report of the Independent Registered Public Accounting Firm

Not applicable because the Company is an emerging growth company.

d)	Changes in Internal Control Over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 11.   Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 14.   Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

Financial Statements

See index to Consolidated Financial Statements on page 77.

Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under “Part II — Item 8. Financial Statements and Supplementary Data.”

Exhibits

3.1	Amended and Restated Certificate of Incorporation of Bank7 Corp.(1)

3.2	Amended and Restated Bylaws of Bank7 Corp.(2)

4.1	Specimen Common Stock Certificate of Bank7 Corp.(3)

10.1	Form of Tax Sharing Agreement(4)

10.2	Bank7 Corp. 2018 Equity Incentive Plan(5)

10.3	Form of Stock Option award Agreement under the Bank7 Corp. 2018 Equity Incentive Plan(6)

10.4	Form of Restricted Stock Unit Award Agreement under the Bank7 Corp. 2018 Equity Incentive Plan(7)

10.5	Form of Indemnification Agreement(8)

10.6	Form of Registration Rights Agreement(9)

21.1	Subsidiaries of Bank7 Corp.*

23	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) the Consolidated Statements of Income for the years ended December 31, 2018 and 2017, (iii) the Consolidated Statements of Retained Earnings for the years ended December 31, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017, and (v) the notes to the Consolidated Financial Statements

*	Filed herewith

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2018 (File No. 333-227010).

(2)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2018 (File No. 333-227010).

(3)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(4)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2018 (File No. 333-227010).

(5)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(6)	Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(7)	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(8)	Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(9)	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2018 (File No. 333-227010).

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank7 Corp.

Date: March 29, 2019	By:	/s/ Thomas L. Travis
Thomas L. Travis
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kelly J. Harris
Kelly J. Harris
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ William B. Haines	Director; Chairman	March 29, 2019
William B. Haines
/s/ Thomas L. Travis	Director; President and Chief Executive Officer (Principal Executive Officer)	March 29, 2019
Thomas L. Travis
/s/ Bobby J. Alexander	Director	March 29, 2019
Bobby J. Alexander
/s/ Charles W. Brown	Director	March 29, 2019
Charles W. Brown
/s/ William M. Buergler	Director	March 29, 2019
William M. Buergler
/s/ John T. Phillips	Director	March 29, 2019
John T. Phillips
/s/ Gary D. Whitcomb	Director	March 29, 2019
Gary D. Whitcomb
/s/ Lonny D. Wilson	Director	March 29, 2019
Lonny D. Wilson
/s/ J. Michael Sanner	Director	March 29, 2019
J. Michael Sanner