Form 10-Q
period 2019-03-31
Bank7 Corp.
filed 2019-05-15
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-38656

Bank7 Corp.
(Exact name of registrant as specified in its charter)

Oklahoma	20-0763496
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1039 N.W. 63rd Street	73116-7361
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 405-810-8600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	BSVN	NASDAQ Global Select Market System

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

As of May 15, 2019, the registrant had 10,187,500 shares of common stock, par value $0.01, outstanding.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Any or all of the forward-looking statements in (or conveyed orally regarding) this presentation may turn out to be inaccurate. The inclusion of or reference to forward-looking information in this presentation should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. We have based these forward-looking statements largely on its current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of risks, uncertainties and assumptions that are difficult to predict. Factors that could cause such differences are discussed in the section titled “Risk Factors” in our most recent Annual Report on Form 10-K, and may be discussed from time to time in our other SEC filings, including our Quarterly Reports.  If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. You are cautioned not to place undue reliance on forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required by law. All forward-looking statements herein are qualified by these cautionary statements.

Item 1.	Financial Statements
Bank7 Corp.
Consolidated Balance Sheets
(Dollar amounts in thousands)

Assets	March 31, 2019 (Unaudited)	December 31, 2018

Cash and due from banks	$156,149	$128,090
Interest-bearing time deposits in other banks	34,277	31,759
Loans, net of allowance for loan losses of $7,835 and $7,832 at March 31, 2019 and December 31, 2018, respectively	578,790	592,078
Loans held for sale	207	512
Premises and equipment, net	8,289	7,753
Nonmarketable equity securities	1,055	1,055
Foreclosed assets held for sale	110	110
Goodwill and intangibles	1,943	1,995
Interest receivable and other assets	6,416	7,159

Total assets	$787,236	$770,511

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$185,351	$201,159
Interest-bearing	501,325	474,744

Total deposits	686,676	675,903

Income taxes payable	3,650	1,913
Interest payable and other liabilities	3,157	4,229

Total liabilities	693,483	682,045

Shareholders’ equity
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, non-voting, par value $0.01 per share, 20,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 10,187,500 shares issued and outstanding	102	102
Additional paid-in capital	80,446	80,275
Retained earnings	13,205	8,089

Total shareholders’ equity	93,753	88,466

Total liabilities and shareholders’ equity	$787,236	$770,511

See Notes to Unaudited Consolidated Financial Statements

Bank7 Corp.
Unaudited Consolidated Statements of Income
(Dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2019	2018
Interest Income
Loans, including fees	$11,622	$10,825
Interest-bearing time deposits in other banks	417	149
Interest-bearing deposits in other banks	538	366

Total interest income	12,577	11,340

Interest Expense
Deposits	2,224	1,419
Other borrowings	-	60

Total interest expense	2,224	1,479

Net Interest Income	10,353	9,861

Provision for Loan Losses	-	100

Net Interest Income After Provision for Loan Losses	10,353	9,761

Noninterest Income
Secondary market income	37	40
Service charges on deposit accounts	60	80
Other	126	144

Total noninterest income	223	264

Noninterest Expense
Salaries and employee benefits	2,171	2,150
Furniture and equipment	159	157
Occupancy	343	291
Data and item processing	262	233
Accounting, marketing and legal fees	147	34
Regulatory assessments	32	126
Advertising and public relations	186	187
Travel, lodging and entertainment	42	193
Other	413	305

Total noninterest expense	3,755	3,676

Income Before Taxes	6,821	6,349
Income tax expense	1,705	-
Net Income	$5,116	$6,349

Earnings per common share - basic and diluted	$0.50	$0.87
Weighted average common shares outstanding - basic and diluted	10,187,500	7,287,500

See Notes to Unaudited Consolidated Financial Statements

Bank7 Corp.
Unaudited Consolidated Statements of Shareholders’ Equity
(Dollar Amounts in thousands, except share data)

			Additional Paid-in Capital	Retained Earnings	Total
	Common Stock
	Shares	Amount

Balance at December 31, 2017	7,287,500	$73	$6,987	$62,115	$69,175

Net income	-	-	-	6,349	6,349

Balance at March 31, 2018	7,287,500	$73	$6,987	$68,464	$75,524

Balance at December 31, 2018	10,187,500	$102	$80,275	$8,089	$88,466

Net income	-	-	-	5,116	5,116

Stock-based compensation expense	-	-	171	-	171

Balance at March 31, 2019	10,187,500	$102	$80,446	$13,205	$93,753

See Notes to Unaudited Consolidated Financial Statements

Bank7 Corp.
Unaudited Consolidated Statements of Cash Flows
(Dollar Amounts in thousands)

	Three months ended March 31,
	2019	2018

Operating Activities
Net income	$5,116	$6,349
Items not requiring (providing) cash
Depreciation and amortization	175	301
Provision for loan losses	-	100
Gain on sales of loans	(37)	(40)
Stock-based compensation expense	171	-
Cash receipts from the sale of loans originated for sale	2,685	1,554
Cash disbursements for loans originated for sale	(2,343)	(1,126)
Deferred income tax (benefit)	(43)	-
Changes in
Interest receivable and other assets	786	(143)
Interest payable and other liabilities	665	543

Net cash provided by operating activities	7,175	7,538

Investing Activities
Maturities of interest-bearing time deposits in other banks	6,973	248
Purchases of interest-bearing time deposits in other banks	(9,491)	(498)
Net change in loans	13,288	783
Purchases of premises and equipment	(659)	(75)
Purchase of nonmarketable equity securities	-	(2)

Net cash provided by investing activities	10,111	456

Financing Activities
Net change in deposits	10,773	(3,120)
Repayment of borrowed funds	-	(800)

Net cash provided by (used in) financing activities	10,773	(3,920)

Increase in Cash and Due from Banks	28,059	4,075

Cash and Due from Banks, Beginning of Period	128,090	100,054

Cash and Due from Banks, End of Period	$156,149	$104,129

Supplemental Disclosure of Cash Flows Information
Interest paid	$2,180	$1,316

See Notes to Unaudited Consolidated Financial Statements

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Bank7 Corp. (the “Company”), formerly known as Haines Financial Corp, is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Bank 7 (the “Bank”).  The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers located in Oklahoma, Kansas, and Texas.  The Bank is subject to competition from other financial institutions.  The Company is subject to the regulation of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position, results of operations, and cash flows of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2018, the date of the most recent annual report.  The consolidated balance sheet of the Company as of December 31, 2018 has been derived from the audited consolidated balance sheet of the Company as of that date.  The information contained in the financial statements and footnotes included in the Company’s annual report for the year ended December 31, 2018, should be referred to in connection with these unaudited interim consolidated financial statements. Certain information and notes normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Form 10-K annual report for 2018 filed with the Securities and Exchange Commission. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of other real estate owned, other-than-temporary impairments, income taxes, goodwill and intangibles and fair values of financial instruments.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, and establishes a new control-based revenue recognition model for revenue from contracts with customers.  The revenue line items in scope of this ASU have been identified and final assessment is pending; however, the majority of the Company’s financial instruments are not within the scope of Topic 606.  Material revenue streams within the scope of Topic 606 include service charges on deposits.  The guidance in the ASU is effective for annual reporting periods beginning after December 15, 2018.  Based on the revenue streams impacted, this ASU is not expected to have a material impact on the Company’s financial condition or results of operation.  The Company will adopt this ASU for the annual period ending December 31, 2019.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  The ASU requires certain equity investments to be measured at fair value with changes recognized in net income.  It also requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purpose and eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value disclosed for financial instruments measured at amortized cost.  The guidance in the ASU is effective for annual reporting periods beginning after December 15, 2018.  The Company will adopt this ASU for the annual period ending December 31, 2019.

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

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326).  The ASU requires the replacement of the current incurred loss model with an expected loss model, referred to as the current expected credit loss (CECL) model.  The guidance in the ASU is effective for reporting periods beginning after December 15, 2021 with a cumulative-effect adjustment to retained earnings required for the first reporting period.  Management is still assessing the impact of this ASU; however, it is expected that it will not have a significant impact on the Company’s financial condition and results of operations as this modifies the calculation of the allowance by accelerating the recognition of losses.  The Company will adopt this ASU in the first quarter of 2022.

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

The Company completed a 24-to-1 stock split of the Company’s outstanding shares of common stock for shareholders on record as of July 6, 2018.  The stock was payable in the form of a dividend on or about July 9, 2018.  Shareholders received 24 additional shares for each share held. All share and per share amounts in the consolidated financial statements and related notes have been retroactively adjusted to reflect this stock split for all periods presented.

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements
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

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at March 31, 2019 was $18.3 million.

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

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

The following table shows the computation of basic and diluted earnings per share:

	For the three months ended March 31,
	2019	2018
(Dollars in thousands, except per share amounts)
Numerator
Net income	$5,116	$6,349

Denominator
Denominator for basic earnings per common share	10,187,500	7,287,500
Dilutive effect of stock compensation (1)	-	-
Denominator for diluted earnings per share	10,187,500	7,287,500

Earnings per common share
Basic and diluted	$0.50	$0.87

(1) Nonqualified stock options outstanding of 165,000 and restricted stock units of 130,000 as of March 31, 2019 have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented.

Note 5:	Loans and Allowance for Loan Losses

A summary of loans at March 31, 2019 and December 31, 2018, are as follows (dollars in thousands):

	March 31, 2019	December 31, 2018

Construction & development	$96,810	$87,267
1-4 family commercial	33,943	33,278
Commercial real estate - other	156,664	156,396
Total commercial real estate	287,417	276,941

Commercial & industrial	230,326	248,394
Agricultural	57,021	62,844
Consumer	13,396	13,723

Gross loans	588,160	601,902

Less allowance for loan losses	(7,835)	(7,832)
Less deferred loan fees	(1,535)	(1,992)

Net loans	$578,790	$592,078

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

March 31, 2019
Balance, beginning of period	$1,136	$433	$2,035	$3,231	$818	$179	$7,832

Charge-offs	-	-	-	(4)	-	-	(4)
Recoveries	-	-	-	7	-	-	7

Net recoveries	-	-		3	-	-	3

Provision (credit) for loan losses	154	19	52	(166)	(58)	(1)	-

Balance, end of period	$1,290	$452	$2,087	$3,068	$760	$178	$7,835

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

March 31, 2018
Balance, beginning of period	$1,407	$431	$1,865	$2,779	$1,015	$157	$7,654

Charge-offs	-	-		(55)	-	-	(55)
Recoveries	-	-	-	-	-	-	-

Net charge-offs	-	-		(55)	-	-	(55)

Provision (credit) for loan losses	58	66	(309)	384	(143)	44	100

Balance, end of period	$1,465	$497	$1,556	$3,108	$872	$201	$7,699

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

The following table presents, by portfolio segment, the balance in allowance for loan losses and the gross loans based upon portfolio segment and impairment method as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

March 31, 2019
Allowance Balance
Ending balance Individually evaluated for impairment	$-	$3	$32	$-	$-	$-	$35
Collectively evaluated for impairment	1,290	449	2,055	3,068	760	178	7,800

Total	$1,290	$452	$2,087	$3,068	$760	$178	$7,835

Gross Loans
Ending balance Individually evaluated for impairment	$-	$114	$1,944	$5,675	$3,014	$289	$11,036
Collectively evaluated for impairment	96,810	33,829	154,720	224,651	54,007	13,107	577,124

Total	$96,810	$33,943	$156,664	$230,326	$57,021	$13,396	$588,160

December 31, 2018
Allowance Balance
Ending balance Individually evaluated for impairment	$-	$-	$32	$14	$-	$-	$46
Collectively evaluated for impairment	1,136	433	2,003	3,217	818	179	7,786

Total	$1,136	$433	$2,035	$3,231	$818	$179	$7,832

Gross Loans
Ending balance Individually evaluated for impairment	$-	$115	$484	$7,381	$1,097	$-	$9,077
Collectively evaluated for impairment	87,267	33,163	155,912	241,013	61,747	13,723	592,825

Total	$87,267	$33,278	$156,396	$248,394	$62,844	$13,723	$601,902

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

Internal Risk Categories

Certain loan segments were reclassified during 2018.  Each loan segment is made up of loan categories possessing similar risk characteristics.  The Company’s re-alignment of the segments primarily consisted of reclassifying consumer-related and agricultural-related real estate loans from the real estate category to the consumer and agricultural categories, respectively.  Management believes this more accurately represents the risk profile of each loan segment.  In addition, the real estate segment was renamed to commercial real estate, and the commercial segment was renamed to commercial & industrial. The prior period amounts have been revised to conform to the current period presentation.  These reclassifications did not have a significant impact on the allowance for loan losses.

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

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

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

The Company evaluates the definitions of loan grades and the allowance for loan losses methodology on an ongoing basis.  No changes were made to either during period ended March 31, 2019.

The following table presents the credit risk profile of the Company’s loan portfolio based on internal rating category as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

March 31, 2019
Grade
1 (Pass)	$94,613	$32,887	$154,720	$183,486	$51,938	$13,107	$530,751
2 (Watch)	2,197	942	-	41,165	601	-	44,905
3 (Special Mention)	-	-	-	-	2,282	-	2,282
4 (Substandard)	-	114	1,944	5,675	2,200	289	10,222

Total	$96,810	$33,943	$156,664	$230,326	$57,021	$13,396	$588,160

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2018
Grade
1 (Pass)	$84,485	$29,942	$154,353	$204,671	$57,782	$13,723	$544,956
2 (Watch)	2,782	3,221	1,559	36,342	758	-	44,662
3 (Special Mention)	-	-	-	-	3,207	-	3,207
4 (Substandard)	-	115	484	7,381	1,097	-	9,077

Total	$87,267	$33,278	$156,396	$248,394	$62,844	$13,723	$601,902

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Past Due						Total Loans
	30–59 Days	60–89 Days	Greater than 90 Days	Total	Current	Total Loans	> 90 Days & Accruing

March 31, 2019
Construction & development	$-	$-	$-	$-	$96,810	$96,810	$-
1 - 4 Family Real Estate	-	107	8	115	33,828	33,943	-
Commercial Real Estate - other	-	-	-	-	156,664	156,664	-
Commercial & industrial	-	-	-	-	230,326	230,326	-
Agricultural	-	-	1,097	1,097	55,924	57,021	1,097
Consumer	292	-	-	292	13,104	13,396	-

Total	$292	$107	$1,105	$1,504	$586,656	$588,160	$1,097

December 31, 2018
Construction & development	$-	$-	$-	$-	$87,267	$87,267	$-
1 - 4 Family Real Estate	8	-	-	8	33,270	33,278	-
Commercial Real Estate - other	-	-	-	-	156,396	156,396	-
Commercial & industrial	-	5	-	5	248,389	248,394	-
Agricultural	-	-	-	-	62,844	62,844	-
Consumer	41	-	-	41	13,682	13,723	-

Total	$49	$5	$-	$54	$601,848	$601,902	$-

The following table presents impaired loans as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
						Three Months Ended March 31, 2019
March 31, 2019
Construction & development	$-	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	115	106	8	114	3	115	-
Commercial Real Estate - other	1,944	-	1,944	1,944	32	959	33
Commercial & industrial	5,675	5,675	-	5,675	-	6,591	123
Agricultural	3,014	3,014	-	3,014	-	1,832	57
Consumer	289	289	-	289	-	193	5

Total	$11,037	$9,084	$1,952	$11,036	$35	$9,690	$218

						Three Months Ended March 31, 2018
December 31, 2018
Construction & development	$-	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	115	115	-	115	-	109	-
Commercial Real Estate - other	1,990	1,506	484	1,990	32	586	11
Commercial & industrial	7,614	7,359	22	7,381	14	3,535	139
Agricultural	1,097	1,097	-	1,097	-	1,562	33
Consumer	5	-	-	-	-	32	-

Total	$10,821	$10,077	$506	$10,583	$46	$5,824	$183

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

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At March 31, 2019, the Company had $411,000 of commercial loans, $1,944,000 of commercial real estate loans, and $1,012,000 of agricultural loans that were modified in troubled-debt restructurings and impaired and $501,000 in commercial loan modifications as of December 31, 2018.  There were $2.9 million in newly modified troubled-debt restructurings during the three month period ended March 31, 2019, consisting of $1.9 million of commercial real estate loans, and $1.0 million of agricultural loans compared to no newly modified TDRs during the year ended December 31, 2018. The modification of the terms of the TDR loans included one or a combination of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.  These modifications did not result in any increase or decrease to the allowance for loan losses for the period ending March 31, 2019, primarily due to collateral support provided by the secondary source of repayment and/or the ability of the borrower to service restructured payments. These TDRs resulted in no charge offs during the period ended March 31, 2019.

There were no troubled-debt restructurings modified in the past three months that subsequently defaulted for the period ended March 31, 2019.

The following table represents information regarding nonperforming assets at March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019	December 31, 2018
Nonaccrual loans	$2,470	$2,615
Troubled-debt restructurings (1)	1,012	-
Accruing loans 90 or more days past due	1,097	-
Total nonperforming loans	$4,579	$2,615

(1)	$2.35 million and $501,000 of TDRs as of March 31, 2019 and December 31, 2018, respectively, are included in the nonaccrual loans balance in the line above

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

Note 6:	Premises and Equipment

Major classifications of premises and equipment, stated at cost and net of accumulated depreciation are as follows (dollars in thousands):

	March 31, 2019	December 31, 2018

Land, buildings and improvements	$8,879	$8,414
Furniture and equipment	1,773	1,654
Automobiles	798	722
	11,450	10,790
Less accumulated depreciation	(3,161)	(3,037)

Net premises and equipment	$8,289	$7,753

Note 7:	Intangible Assets

The gross carrying amount and accumulated amortization of recognized intangible assets at March 31, 2019 and December 31, 2018, were (dollars in thousands):

	March 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangible	$2,061	$(1,129)	$2,061	$(1,077)

Amortization expense for intangible assets totaled $52,000 for the three months ended March 31, 2019 and 2018.  Estimated amortization expense for each of the following five years is as follows (dollars in thousands):

2019	$154
2020	206
2021	206
2022	206
2023	160

$932

Note 8:	Interest-Bearing Deposits

Interest-bearing time deposits in denominations of $250,000 or more were $60.1 million and $58.2 million at March 31, 2019 and December 31, 2018, respectively.

 Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

At March 31, 2019, the scheduled maturities of interest-bearing time deposits were as follows (dollars in thousands):

2019	$138,632
2020	61,774
2021	4,915
Thereafter	3,642

$208,963

Some interest-bearing deposits are obtained through brokered transactions and the Company participates in the Certificate of Deposit Account Registry Service (“CDARS”).  CDARS deposits totaled $56.0 million at March 31, 2019 and $32.5 million at December 31, 2018.

Note 9:	Letters of Credit

The Bank has entered into an arrangement with the FHLB resulting in the FHLB issuing letters of credit on behalf of the Bank with the resulting beneficiary being certain public funds in connection with these deposits.  Outstanding letters of credit to secure these public funds at March 31, 2019 and December 31, 2018 were $1.5 million.  Loans with a collateral value of approximately $69.9 million were used to secure the letters of credit.

Note 10:	Advances and Borrowings

The Bank has a blanket floating lien security agreement with a maximum borrowing capacity of $68.4 million at March 31, 2019, with the FHLB, under which the Bank is required to maintain collateral for any advances, including its stock in the FHLB, as well as qualifying first mortgage and other loans.  The Bank had no advances from the FHLB at March 31, 2019 or December 31, 2018.

Note 11:	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I , and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2019, that the Bank meets all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

As of March 31, 2019, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2019
Total capital (to risk-weighted assets)	$98,815	17.36%	$45,527	8.00%	$56,909	10.00%
Tier I capital (to risk-weighted assets)	$91,693	16.11%	$34,145	6.00%	$45,527	8.00%
Common Equity Tier I capital (to risk-weighted assets)	$91,693	16.11%	$25,609	4.50%	$36,991	6.50%
Tier I capital (to average assets)	$91,693	12.18%	$30,101	4.00%	$37,626	5.00%

As of December 31, 2018
Total capital (to risk-weighted assets)	$93,704	16.03%	$46,751	8.00%	$58,439	10.00%
Tier I capital (to risk-weighted assets)	$86,393	14.78%	$35,063	6.00%	$46,751	8.00%
Common Equity Tier I capital (to risk-weighted assets)	$86,393	14.78%	$26,298	4.50%	$37,985	6.50%
Tier I capital (to average assets)	$86,393	11.26%	$30,684	4.00%	$38,355	5.00%

In July 2013, the federal regulatory authorities issued a new capital rule based, in part, on revisions developed by the Basel Committee on Banking Supervision to the Basel capital framework (Basel III).  The Bank became subject to the new rule effective January 1, 2015.  Generally, the new rule implements higher minimum capital requirements, revises the definition of regulatory capital components and related calculations, adds a new common equity tier 1 capital ratio, implements a new capital conservation buffer, increases the risk weighting for past due loans and provides a transition period for several aspects of the new rule.  In addition, banks with less than $250 billion in assets were given a one-time opt-out election under Basel III Capital Rules to filter from regulatory capital certain accumulated other comprehensive income (AOCI) components.  The Bank made the opt-out election and excludes the AOCI components from the capital ratio computations.

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

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

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At March 31, 2019, approximately $37.3 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

Note 12:	Related-Party Transactions

At March 31, 2019 and December 31, 2018, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties) approximating $7.9 million and $6.9 million, respectively.  A summary of these loans is as follows (dollars in thousands):

	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period

For the three months ended March 31, 2019	$6,897	$998	$-	$7,895
Year ended December 31, 2018	$6,684	$7,319	$(7,106)	$6,897

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

The Bank leases office and retail banking space in Woodward, Oklahoma from Haines Realty Investments Company, LLC, a related party of the Company.  Lease expense totaled $46,000 for the three months ended March 31, 2019 and 2018.  In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Note 13:	Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to the maximum legal limit with the Bank matching up to 5% of the employee’s salary.  Employer contributions charged to expense for the three months ended March 31, 2019 and 2018 totaled $66,000 and $50,000, respectively.

Stock-Based Compensation

The Company adopted a nonqualified incentive stock option plan (the “Bank7 Corp. 2018 Equity Incentive Plan”) in September 2018. The Bank7 Corp. 2018 Equity Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Plan for the three months ended March 31, 2019 was $171,000.

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

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

The following table is a summary of the stock option activity under the Bank7 Corp. 2018 Equity Incentive Plan (dollar amounts in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Three Months Ended March 31, 2019
Outstanding at December 31, 2018	150,000	$19.00
Options Granted	15,000	16.78
Options Exercised	-	-
Outstanding at March 31, 2019	165,000	$18.80	9.52 Yrs	$9
Exercisable at March 31, 2019	-		-	-

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

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

March 31, 2019
Risk-free interest rate	2.69%
Dividend yield	2.20%
Stock price volatility	31.05%
Expected term	7.01 yrs

The following table summarizes share information about RSUs for the three months ended March 31, 2019:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Outstanding at December 31, 2018	130,000	$19.09
Shares granted	-	-
Shares settled	-	-
Outstanding at March 31, 2019	130,000	19.09

As of March 31, 2019, there was approximately $2.22 million of unrecognized compensation expense related to 130,000 unvested RSUs and $479,000 of unrecognized compensation expense related to 165,000 unvested stock options.  The stock option expense is expected to be recognized over a weighted average period of four years, and the RSU expense is expected to be recognized over a weighted average period of five years.  As of March 31, 2019, no RSUs or stock options were vested.

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

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

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

Recurring Measurements

There were no assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2019 and December 31, 2018 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2019
Impaired loans (collateral- dependent)	$1,952	$-	$-	$1,952
Foreclosed assets held for sale	$110	$-	$-	$110

December 31, 2018
Impaired loans (collateral- dependent)	$506	$-	$-	$506
Foreclosed assets held for sale	$110	$-	$-	$110

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

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted- Average
March 31, 2019
Collateral-dependent impaired loans	$1,952	Appraisals from comparable properties	Estimated cost to sell	3-5%

Foreclosed assets held for sale	$110	Appraisals from comparable properties	Estimated cost to sell	7-10%

December 31, 2018
Collateral-dependent impaired loans	$506	Appraisals from comparable properties	Estimated cost to sell	7-10%

Foreclosed assets held for sale	$110	Appraisals from comparable properties	Estimated cost to sell	7-10%

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

The following tables presents estimated fair values of the Company’s financial instruments not     recorded at fair value at March 31, 2019 and December 31, 2018 (dollars in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
March 31, 2019

Financial Assets
Cash and due from banks	$156,149	$156,149	$-	$-	$156,149
Interest-bearing time deposits in other banks	$34,277	$-	$34,277	$-	$34,277
Loans, net of allowance	$578,790	$-	$576,791	$1,952	$578,743
Mortgage loans held for sale	$207	$-	$207	$-	$207
Nonmarketable equity securities	$1,055	$-	$1,055	$-	$1,055
Interest receivable	$4,249	$-	$4,249	$-	$4,249

Financial Liabilities
Deposits	$686,676	$-	$686,403	$-	$686,403
Interest payable	$505	$-	$505	$-	$505

December 31, 2018

Financial Assets
Cash and due from banks	$128,090	$128,090	$-	$-	$128,090
Interest-bearing time deposits in other banks	$31,759	$-	$31,758	$-	$31,758
Loans, net of allowance	$592,078	$-	$591,893	$506	$592,399
Mortgage loans held for sale	$512	$-	$512	$-	$512
Nonmarketable equity securities	$1,055	$-	$1,055	$-	$1,055
Interest receivable	$4,538	$-	$4,538	$-	$4,538

Financial Liabilities
Deposits	$675,903	$-	$675,017	$-	$675,017
Interest payable	$461	$-	$461	$-	$461

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

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at March 31, 2019 or December 31, 2018.

Note 15:	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets.  The following summarizes those financial instruments with contract amounts representing credit risk as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018

Commitments to extend credit	$139,579	$135,015
Financial and performance standby letters of credit	1,039	1,078

	$140,618	$136,093

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

As of March 31, 2019, hospitality loans were 23% of gross total loans with outstanding balances of $137.4 million and unfunded commitments of $23.8 million; energy loans were 18% of gross total loans with outstanding balances of $105.6 million and unfunded commitments of $28.6 million.

Note 17:	Operating Leases

The Company leases certain of its branch facilities and office equipment under operating leases.  Rental expense for these leases was $152,000 and $146,000 for the three months ended March 31, 2019 and 2018, respectively.

Future minimum rental commitments of branch facilities and office equipment due under non-cancelable operating leases at March 31, 2019, were as follows (dollars in thousands):

2019	$434
2020	581
2021	406
2022	174
Thereafter	128
$1,723

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2018.
Unless the context indicates otherwise, references in this management’s discussion and analysis to “we”, “our”, and “us,” refer to Bank7 Corp. and its consolidated subsidiaries.  All references to “the Bank” refer to Bank7, our wholly owned subsidiary.

General

We are Bank7 Corp., a bank holding company headquartered in Oklahoma City, Oklahoma. Through our wholly-owned subsidiary, Bank7, we operate seven full-service branches in Oklahoma, the Dallas/Fort Worth, Texas metropolitan area and Kansas, and opened a loan production office in Tulsa, Oklahoma during the period. We are focused on serving business owners and entrepreneurs by delivering fast, consistent and well-designed loan and deposit products to meet their financing needs. We intend to grow organically by selectively opening additional branches in our target markets and we will also pursue strategic acquisitions.

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

As of March 31, 2019, we had total assets of $787.2 million, total loans of $586.6 million, total deposits of $686.7 million and total shareholders’ equity of $93.8 million. In September 2018, in conjunction with our initial public offering, we terminated our status as an S Corporation and elected to be treated as a C Corporation. As this termination occurred at the end of the third quarter, we have presented information as pre-tax and pro forma numbers in the non-GAAP reconciliation below.

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

	Three months ended March 31,
(Dollars in thousands, except per share data)	2019	2018
Loan interest income (excluding loan fees)
Total loan interest income, including loan fee income	$11,622	$10,825
Loan fee income	(1,289)	(1,832)
Loan interest income excluding loan fee income	$10,333	$8,993

Average total loans	$586,408	$566,021
Yield on loans (including loan fee income)	8.04%	7.65%
Yield on loans (excluding loan fee income)	7.15%	6.44%

Net interest margin (excluding loan fees)
Net interest income	$10,353	$9,861
Loan fee income	(1,289)	(1,832)
Net interest income excluding loan fees	$9,064	$8,029

Average earning assets	$745,739	$690,139
Net interest margin (including loan fee income)	5.63%	5.72%
Net interest margin (excluding loan fee income)	4.93%	4.65%

S Corporation Status

Since our formation in 2004, we have elected to be taxed for U.S. federal income tax purposes as an S Corporation. As a result, our net income has not been subject to, and we have not paid, U.S. federal or state income taxes, and we have not been required to make any provision or recognize any liability for U.S. federal income tax in our financial statements. The consummation of our initial public offering resulted in the termination of our status as an S Corporation and in our taxation as a C Corporation for U.S. federal and state income tax purposes. Upon the termination of our status as an S Corporation, we commenced paying U.S. federal income tax on our pre-tax net income for each year (including the short year beginning on the date our status as an S Corporation terminated), and our financial statements reflect a provision for U.S. federal income tax. As a result of this change, in order to enhance the comparability of the periods presented, we have, on a pro forma basis, tax-affected the net income and earnings per share data presented in our historical financial statements and the other financial information set forth in this report (unless otherwise specified).

Pre-tax, pre-provision net earnings is defined as income before taxes and provision for loan losses.  We believe the most directly comparable GAAP financial measure is income before taxes.  Disclosure of this measure enables you to compare our operations to those of other banking companies before consideration of taxes and provision expense, which some investors may consider to be a more appropriate comparison given our S Corporation status and recaptures from the allowance for loan losses.  We calculate our pro forma provision for income taxes and pro-forma net income, return on average assets, return on average equity, and per share amounts by using a combined C Corporation effective tax rate for federal and state income taxes of 26.0% in 2018.  We used an actual combined C Corporation effective tax rate of 25.0% for the three months ended March 31, 2019.  This calculation reflects only the change in our status as an S Corporation and does not give any effect to any other transaction.

	Three months ended March 31,
	Actual	Pro forma
(Dollars in thousands, except per share data)	2019	2018
Pre-tax, pre-provision net earnings
Net income before income taxes	$6,821	$6,349
Plus: Provision (reversal of) for loan losses	-	(100)
Pre-tax, pre-provision net earnings	$6,821	$6,449

Provision for income tax
Net income before income taxes	$6,821	$6,349
Total effective tax rate	25.0%	26.0%
Provision for income taxes	$1,705	$1,651

Net income
Net income before income taxes	$6,821	$6,349
Provision for income taxes	(1,705)	(1,651)
Net income	$5,116	$4,698

Ratios and per share data
Net income (numerator)	$5,116	$4,698

Average assets (denominator)	$754,176	$700,983
Return on average assets	2.75%	2.68%

Average stockholders’ equity (denominator)	$90,813	$71,410
Return on average stockholders’ equity	22.85%	26.31%

Average tangible common equity (denominator)	$88,839	$69,261
Return on average stockholders’ equity	23.35%	27.51%

Weighted average common shares outstanding basic (denominator)	10,187,500	7,287,500
Net income per common share--basic	$0.50	$0.64

Weighted average common shares outstanding diluted (denominator)	10,187,500	7,287,500
Net income per common share--diluted	$0.50	$0.64

For the three months ended March 31,2018, results are presented on a pro forma basis by using a combined C Corporation effective tax rate for federal and Oklahoma income taxes of 26.0%. For the three months ended March 31, 2019, results presented are actual results, which reflect the income taxes incurred in accordance with our status as a C Corporation.

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

	March 31,
(Dollars in thousands, except per share data)	2019	2018
Tangible stockholders’ equity
Total stockholders’ equity	$93,753	$75,524
Less: Goodwill and other intangibles	(1,943)	(2,149)
Tangible stockholders’ equity	$91,810	$73,375

Tangible assets
Total assets	$787,236	$706,565
Less: Goodwill and other intangibles	(1,943)	(2,149)
Tangible assets	$785,293	$704,416

Tangible stockholders’ equity
Tangible stockholders’ equity (numerator)	$91,810	$73,375
Tangible assets (denominator)	$785,293	$704,416
Tangible common equity to tangible assets	11.69%	10.38%

End of period common shares outstanding	10,187,500	7,287,500
Book value per share	$9.20	$10.36
Tangible book value per share	$9.01	$10.07
Total shareholders’ equity to total assets	11.91%	10.69%

Results of Operations

Performance Summary. For the first quarter of 2019 we reported pre-tax income of $6.8 million, compared to pre-tax income of $6.3 million for the first quarter of 2018.  For the first quarter of 2019, interest income increased by $1.238 million, or 10.9%, compared to the first quarter of 2018.  Our strong loan growth, combined with increased loan yields enabled us to offset a $543,000 decrease in non-recurring loan fee income compared to the first quarter of 2018.  For the first quarter of 2019, average total loans were $586.4 million with loan yields of 8.0% as compared to $566.0 million and loan yields of 7.7% for the first quarter of 2018.

Pre-tax return on average assets was 3.67% for the first quarter of 2019, as compared to 3.62% for the same period in 2018.  The pre-tax return on average equity was 30.46% for the first quarter of 2019, as compared to 35.56% a year ago.  The efficiency ratio was 35.99% for the first quarter of 2019, as compared to 36.82% for the same period in 2018.

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

	Net Interest Margin With Loan Fee Income
	For the Three Months Ended March 31,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments(1)	$158,068	$955	2.45%	$123,069	$515	1.67%
Investment securities(2)	1,055	—	0.00	1,049	—	0.00
Loans held for sale	208	—	0.00	71	—	0.00
Total loans(3)	586,408	11,622	8.04	565,950	10,825	7.65
Total interest-earning assets	745,739	12,577	6.84	690,139	11,340	6.57
Noninterest-earning assets	8,437			10,844
Total assets	$754,176			$700,983

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$285,289	1,299	1.85%	$211,585	613	1.16%
Time deposits	192,499	925	1.95	243,319	806	1.33
Total interest-bearing deposits	477,788	2,224	1.89	454,904	1,419	1.25
Other borrowings	—	—	0.00	5,369	60	4.47
Total interest-bearing liabilities	477,788	2,224	1.89	460,273	1,479	1.29

Noninterest-bearing liabilities:
Noninterest-bearing deposits	179,801			165,974
Other noninterest-bearing liabilities	5,774			3,326
Total noninterest-bearing liabilities	185,575			169,300
Shareholders’ equity	90,813			71,410
Total liabilities and shareholders’ equity	$754,176			$700,983

Net interest income including loan fee income		$10,353			$9,861
Net interest spread including loan fee income(4)			4.95%			5.29%
Net interest margin including loan fee income			5.63%			5.72%

(1)	Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for FHLB and FRB stock.

(3)	Non-accrual loans are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

For the first quarter of 2019 compared to the first quarter of 2018:
-
Interest income on short term investments totaled $955,000 as compared to $514,000, an increase of $441,000 or 85.6% which was attributable to a $42 million increase in interest-bearing deposits at other institutions and a 78 basis point, or 46.7% increase in average yield.

-
Total interest income on loans, including loan fee income, increased $797,000 or 7.4% to $11.6 million which was attributable to a $20.5 million increase in the average balance of loans to $586.4 million as compared with the average balance of $566.0 million for the first quarter of 2018.

-	Loan fees totaled $1.3 million, a decrease of $543,000 or 29.6% compared to the first quarter of 2018 which was attributable to nonrecurring loan fee income earned during the first quarter of 2018.
-	Yield on our interest earning assets totaled 6.84% and 6.57%, respectively, an increase of 27 basis points or 4.1%; and
-	Net interest margin for the first quarter of 2019 and 2018 was 5.63% and 5.72%, respectively.

Net Interest Income and Net Interest Margin Excluding Loan Fee Income. Due to higher levels of nonrecurring loan fee income in 2018, we have illustrated our net interest margin below, excluding loan fee income.  Net interest income, representing interest income less interest expense, was the primary contributor to income and earnings for the periods shown below. Interest income is generated from interest earned on loans, dividends, and interest earned on deposits at other institutions.  Interest expense is incurred on interest-bearing liabilities including deposits and other borrowings. Net interest income is evaluated by measuring (i) the yield on loans and other interest-earning assets, (ii) the costs of deposits and other funding sources and (iii) net interest margin. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets.

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

	Net Interest Margin Excluding Loan Fee Income
	For the Three Months Ended March 31,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments(1)	$158,068	$955	2.45%	$123,069	$515	1.67%
Investment securities(2)	1,055	—	0.00	1,049	—	0.00
Loans held for sale	208	—	0.00	71	—	0.00
Total loans(3)	586,408	10,333	7.15	565,950	8,993	6.36
Total interest-earning assets	745,739	11,288	6.14	690,139	9,508	5.51
Noninterest-earning assets	8,437			10,844
Total assets	$754,176			$700,983

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$285,289	1,299	1.85%	$211,585	613	1.16%
Time deposits	192,499	925	1.95	243,319	806	1.33
Total interest-bearing deposits	477,788	2,224	1.89	454,904	1,419	1.25
Other borrowings	—	—	0.00	5,369	60	4.47
Total interest-bearing liabilities	477,788	2,224	1.89	460,273	1,479	1.29

Noninterest-bearing liabilities:
Noninterest-bearing deposits	179,801			165,974
Other noninterest-bearing liabilities	5,774			3,326
Total noninterest-bearing liabilities	185,575			169,300
Shareholders’ equity	90,813			71,410
Total liabilities and shareholders’ equity	$754,176			$700,983

Net interest income excluding loan fee income		$9,064			$8,029
Net interest spread excluding loan fee income(4)			4.25%			4.22%
Net interest margin excluding loan fee income			4.93%			4.65%

(1)	Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for FHLB and FRB stock.

(3)	Non-accrual loans are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

For the first quarter of 2019 compared to the first quarter of 2018:
-
Total interest income on loans, excluding loan fee income, increased $1.3 million or 14.9% to $10.3 million which was attributable to a $20.5 million increase in the average balance of loans to $586.4 million as compared with the average balance of $566.0 million for the first quarter of 2018.

-	Yield on loans, excluding loan fee income, totaled 7.15% and 6.36%, an increase of 79 basis points or 12.4%; and
-	Net interest margin, excluding loan fee income, for the first quarter of 2019 and 2018 was 4.93% and 4.65%, respectively.

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

	Analysis of Changes in Interest Income and Expenses Including Loan Fee Income
	For the Three Months Ended March 31, 2019 over 2018
	Change due to:
	Volume(1)	Rate(1)	Interest Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$143	$297	$440
Total loans	386	411	797
Total increase in interest income	530	708	1,237

Increase (decrease) in interest expense:
Deposits
Transaction accounts	211	475	686
Time deposits	(166)	285	119
Total interest-bearing deposits	45	760	805
Other borrowings	(59)	(1)	(60)
Total increase in interest expense	(15)	760	745

Increase (Decrease) in net interest income	$545	$(52)	$494

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

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

The allowance as a percentage of loans was 1.34% at March 31, 2019 as compared to 1.31% at December 31, 2018.

Noninterest Income

Noninterest income for the three months ended March 31, 2019 was $223,000 compared to $264,000 for the same period in 2018, a decrease of $41,000, or 15.53%.  The following table sets forth the major components of our noninterest income for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$61	$80	$(19)	(23.75%)
Secondary market income	37	40	(3)	(7.50)
Other income and fees	125	144	(19)	(13.19)
Total noninterest income	$223	$264	$(41)	(15.53%)

Noninterest Expense

Noninterest expense for the three months ended March 31, 2019 was $3.8 million compared to $3.7 million for the same period in 2018, an increase of $79,000, or 2.15%, which is discussed below. The following table sets forth the major components of our noninterest expense for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$2,171	$2,150	$21	0.98%
Furniture and equipment	159	157	2	1.27
Occupancy	343	291	52	17.87
Data and item processing	262	233	29	12.45
Accounting, legal and professional fees	147	34	113	332.35
Regulatory assessments	32	125	(93)	(74.40)
Advertising and public relations	186	187	(1)	(0.53)
Travel, lodging and entertainment	42	194	(152)	(78.35)
Other expense	413	305	108	35.41
Total noninterest expense	$3,755	$3,676	$79	2.15%

Accounting, legal and professional fees totaled $147,000 for the first quarter of 2019 compared to $34,000 for the same period in 2018, an increase of $113,000 or 332.4%.  This increase related to the additional costs associated with being a public company.

Travel, lodging and entertainment totaled $42,000 for the first quarter of 2019 compared to $194,000 for the same period in 2018, a decrease of $152,000 or 78.4%.  This decrease was primarily related to the elimination of aircraft expense as the plane was sold during the third quarter of 2018.

Other expense for the three months ended March 31, 2019 was $413,000 compared to $305,000 for the same period in 2018, an increase of $108,000, or 35.41%. $43,000 of this increase related to utilizing various deposits products for large FDIC coverage.

Financial Condition

The following discussion of our financial condition compares March 31, 2019 and December 31, 2018.

Total Assets

Total assets increased $16.7 million, or 2.2%, to $787.2 million as of March 31, 2019, as compared to $770.5 million as of December 31, 2018. The increasing trend in total assets is primarily attributable to strong organic deposit growth within the Oklahoma City and Dallas/Fort Worth metropolitan areas, and our expansion into the Tulsa market.

Loan Portfolio

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of March 31, 2019 and December 31, 2018, our gross loans were $588.2 million and $601.9 million, respectively.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of March 31, 2019, and December 31, 2018:

	As of March 31,		As of December 31,
	2019		2018
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$96,810	16.5%	$87,267	14.5%
1-4 family commercial	33,943	5.8	33,278	5.5
Commercial real estate – other	156,664	26.6	156,396	26.0
Total commercial real estate	287,417	48.9	276,941	46.0

Commercial & industrial	230,326	39.2	248,394	41.3
Agricultural	57,021	9.7	62,844	10.4
Consumer	13,396	2.2	13,723	2.3
Gross loans	588,160	100.0%	601,902	100.0%
Less unearned income, net	(1,535)		(1,992)
Total loans	586,625		599,910
Allowance for loan and lease losses	(7,835)		(7,832)
Net loans	$578,790		$592,078

We have established internal concentration limits in the loan portfolio for Commercial Real Estate (CRE) loans, hospitality loans, energy loans, and construction loans, among others. All loan types are within our established limits. We use underwriting guidelines to assess each borrower’s historical cash flow to determine debt service capabilities, and we further stress test the customer’s debt service capability under higher interest rate scenarios as well as other underlying macro-economic factors. Financial and performance covenants are used in commercial lending to allow us to react to a borrower’s deteriorating financial condition, should that occur.

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of March 31, 2019
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$729	$28,577	$—	$67,441	$—	$63	$96,810
1-4 family commercial	367	13,127	1,877	18,502	—	70	33,943
Commercial real estate – other	15	19,323	455	129,764	2,126	4,981	156,664
Total commercial real estate	1,111	61,027	2,332	215,707	2,126	5,114	287,417

Commercial & industrial	15,005	141,664	6,618	60,760	14	6,265	230,326
Agricultural	4,038	35,000	3,977	10,330	1,447	2,229	57,021
Consumer	2,919	—	5,190	585	3,618	1,084	13,396
Gross loans	$23,073	$237,691	$18,117	$287,382	$7,205	$14,692	$588,160

	As of December 31, 2018
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$741	$29,412	$617	$56,497	$—	$—	$87,267
1-4 family commercial	682	19,866	1,643	10,934	—	153	33,278
Commercial real estate – other	457	14,280	283	134,090	2,197	5,089	156,396
Total commercial real estate	1,880	63,558	2,543	201,521	2,197	5,242	276,941

Commercial & industrial	13,725	153,891	7,878	66,631	14	6,255	248,394
Agricultural	4,474	32,496	4,084	17,669	1,374	2,747	62,844
Consumer	2,688	—	5,443	50	4,453	1,089	13,723
Gross loans	$22,767	$249,945	$19,948	$285,871	$8,038	$15,333	$601,902

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

Certain loan segments were reclassified during 2018.  Each loan segment is made up of loan categories possessing similar risk characteristics.  The Company’s re-alignment of the segments primarily consisted of reclassifying consumer-related and agricultural-related real estate loans from the real estate category to the consumer and agricultural categories, respectively.  Management believes this accurately represents the risk profile of each loan segment.  In addition, the real estate segment was renamed to commercial real estate, and the commercial segment was renamed to commercial & industrial. The prior period amounts have been revised to conform to the current period presentation.  These reclassifications did not have a significant impact on the allowance for loan losses.

The allowance was $7.8 million at March 31, 2019 and December 31, 2018.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(Dollars in thousands)
Balance at beginning of the period	$7,832	$7,654
Provision for loan losses	—	100
Charge-offs:
Construction & development	—	—
1-4 family commercial	—	—
Commercial real estate – other	—	—
Commercial & industrial	(4)	(55)
Agricultural	—	—
Consumer	—	—
Total charge-offs	(4)	(55)
Recoveries:
Construction & development	—	—
1-4 family commercial	7	—
Commercial real estate – other	—	—
Commercial & industrial	—	—
Agricultural	—	—
Consumer	—	—
Total recoveries	7	—
Net (recoveries) charge-offs	3	(55)
Balance at end of the period	$7,835	$7,699

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of March 31,		As of December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,290	16.46%	$1,136	14.50%
1-4 family commercial	452	5.77	433	5.53
Commercial real estate - other	2,087	26.64	2,035	25.98
Commercial & industrial	3,068	39.16	3,231	41.26
Agricultural	760	9.70	818	10.44
Consumer	178	2.27	179	2.29
Total	$7,835	100.0%	$7,832	100.0%

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

Nonperforming loans include loans 90 days past due and still accruing, TDRs still accruing and loans accounted for on a nonaccrual basis. Nonperforming assets consist of nonperforming loans plus OREO. Loans accounted for on a nonaccrual basis were $2.5 million as of March 31, 2019 and $2.6 million as of December 31, 2018. TDR’s were $1.0 million as of March 31, 2019 and $0 as of December 31, 2018.  Loans past due greater than 90 days and accruing were $1.1 million as of March 31, 2019 and $0 as of December 31, 2018.  OREO was $110,000 as of March 31, 2019 and December 31, 2018.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of March 31,	As of December 31,
	2019	2018
	(Dollars in thousands)
Nonaccrual loans	$2,470	$2,615
Troubled debt restructurings (1)	1,012	—
Accruing loans 90 or more days past due	1,097	—
Total nonperforming loans	4,579	2,615
Other real estate owned	110	110
Total nonperforming assets	$4,689	$2,725
Ratio of nonperforming loans to total loans	0.78%	0.44%
Ratio of nonperforming assets to total assets	0.60%	0.35%

(1)	$2.35 million and $501,000 of TDRs as of March 31, 2019 and December 31, 2018, respectively, are included in the nonaccrual loans balance in the line above

The following tables present an aging analysis of loans as of the dates indicated.

	As of March 31, 2019
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Total Loans 90+ days and accruing	Total past due Loans	Current	Gross Loans
	(Dollars in thousands)
Construction & development	$—	$—	$—	$—	$—	$96,810	$96,810
1-4 family commercial	—	107	8	—	115	33,828	33,943
Commercial real estate - other	—	—	—	—	—	156,664	156,664
Commercial & industrial	—	—	—	—	—	230,326	230,326
Agricultural	—	—	—	1,097	1,097	55,924	57,021
Consumer	292	—	—	—	292	13,104	13,396
Total	$292	$107	$8	$1,097	$1,504	$586,656	$588,160

	As of December 31, 2018
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Total Loans 90+ days and accruing	Total past due Loans	Current	Gross Loans
	(Dollars in thousands)
Construction & development	$—	$—	$—	$—	$—	$87,267	$87,267
1-4 family commercial	8	—	—	—	8	33,270	33,278
Commercial real estate - other	—	—	—	—	—	156,396	156,396
Commercial & industrial	—	5	—	—	5	248,389	248,394
Agricultural	—	—	—	—	—	62,844	62,844
Consumer	41	—	—	—	41	13,682	13,723
Total	$49	$5	$—	$—	$54	$601,848	$601,902

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

Substandard loans totaled $10.2 million as of March 31, 2019, an increase of $1.1 million compared to December 31, 2018. The increase primarily related to one consumer relationship, one commercial real estate relationship, and one agricultural relationship, comprised of seven notes totaling $2.9 million with $32,000 in specific reserve. During the quarter ended March 31, 2019, loans classified as substandard had payoffs or paydowns totaling $1.9 million.

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of March 31, 2019
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$94,613	$2,197	$—	$—	$96,810
1-4 family commercial	32,887	942	—	114	33,943
Commercial real estate – other	154,720	—	—	1,944	156,664
Commercial & industrial	183,486	41,165	—	5,675	230,326
Agricultural	51,938	601	2,282	2,200	57,021
Consumer	13,107	—	—	289	13,396
Total	$530,751	$44,905	$2,282	$10,222	$588,160

	As of December 31, 2018
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$84,485	$2,782	$—	$—	$87,267
1-4 family commercial	29,942	3,221	—	115	33,278
Commercial real estate – other	154,353	1,559	—	484	156,396
Commercial & industrial	204,671	36,342	—	7,381	248,394
Agricultural	57,782	758	3,207	1,097	62,844
Consumer	13,723	—	—	—	13,723
Total	$544,956	$44,662	$3,207	$9,077	$601,902

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

The following table presents loans restructured as TDRs as of March 31, 2019 and December 31, 2018.

	As of March 31, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
Commercial real estate – other	1	$1,944	$1,944	$32
Agricultural	3	1,012	1,012	—
Commercial & industrial	1	411	411	—
Total	5	$3,367	$3,367	$32

	As of December 31, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
Commercial & industrial	1	$501	$501	$—
Total	1	$501	$501	$—

There were no payment defaults with respect to loans modified as TDRs as of March 31, 2019 and December 31, 2018.

Impairment analyses are prepared on TDRs in conjunction with the normal allowance process. TDRs restructured during the three months ended March 31, 2019 and the twelve months ended December 31, 2018 required $32,000 and $0 in specific reserves, respectively. There were no charge-offs on TDRs for the three months ended March 31, 2019 or the twelve months ended December 31, 2018.

The following table presents total TDRs, both in accrual and nonaccrual status as of the periods indicated:

	As of March 31, 2019		As of December 31, 2018
	Number of Contracts	Amount	Number of Contracts	Amount

Accrual	3	$1,012	—	$—
Nonaccrual	2	2,355	1	501
Total	5	$3,367	1	$501

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

Total deposits as of March 31, 2019 and December 31, 2018 were $686.7 million and $675.9 million, respectively. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	As of March 31,		As of December 31,
	2019		2018
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars in thousands)
Noninterest-bearing demand	$185,351	27.0%	$201,159	29.8%
Interest-bearing:
NOW deposits	93,360	13.6	91,896	13.6
Money market	132,897	19.4	118,150	17.5
Savings deposits	66,105	9.6	69,548	10.3
Time deposits (more than $100,000)	181,378	26.4	167,304	24.8
Time deposits ($100,000 or less)	27,585	4.0	27,846	4.1
Total interest-bearing	501,326	73.0	474,744	70.2
Total deposits	$686,676	100.0%	$675,903	100.0%

The following table summarizes our average deposit balances and weighted average rates for the three-month period ending March 31, 2019 and year ended December 31, 2018:

	For the Three Months Ended March 31,		For the Year Ended December 31,
	2019		2018
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$179,801	0.00%	$183,750	0.00%
Interest-bearing:
NOW	98,276	1.73	71,384	1.56
Money market	114,398	2.23	90,230	1.65
Savings	72,615	1.40	79,267	1.23
Time	192,499	1.95	220,023	1.55
Total interest-bearing	477,788	1.89	460,904	1.52
Total deposits	$657,589	1.37%	$644,654	1.08%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of March 31, 2019 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits (more than $100,000)	$4,686	$6,975	$11,845	$6,679	$30,185
Time deposits ($100,000 or less)	40,876	44,472	72,532	20,898	178,778
Total time deposits	$45,562	$51,447	$84,377	$27,577	$208,963

	As of December 31, 2018 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits (more than $100,000)	$6,229	$4,791	$10,342	$6,484	$27,846
Time deposits ($100,000 or less)	33,308	41,193	71,827	20,976	167,304
Total time deposits	$39,537	$45,984	$82,169	$27,460	$195,150

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

As of March 31, 2019, we had no unsecured fed funds lines with correspondent depository institutions with no amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $68.4 million as of March 31, 2019 and $66.3 million as of December 31, 2018.

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

As of March 31, 2019, the Bank was in compliance with all applicable regulatory requirements and categorized as “well-capitalized” under the prompt corrective action frame work.  There have been no conditions or events since March 31, 2019 that management believes would change this classification.

The table below presents our applicable capital requirements, as well as our capital ratios as of March 31, 2019 and December 31, 2018. The Company exceeded all regulatory capital requirements and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

	Actual		With Capital Conservation Buffer		Minimum To be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2019:
Total capital to risk-weighted assets
Company	$97,804	17.19%	$59,754	10.500%	N/A	N/A
Bank	98,815	17.36	59,754	10.500	56,909	10.00
Tier 1 capital to risk-weighted assets
Company	90,682	15.93	48,372	8.500	N/A	N/A
Bank	91,693	16.11	48,372	8.500	45,527	8.00
CET 1 capital to risk-weighted assets
Company	90,682	15.93	39,836	7.000	N/A	N/A
Bank	91,693	16.11	39,836	7.000	36,991	6.50
Tier 1 leverage ratio
Company	90,682	12.05	N/A	N/A	N/A	N/A
Bank	91,693	12.18	N/A	N/A	37,626	5.00

	Actual		With Capital Conservation Buffer		Minimum To be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2018:
Total capital to risk-weighted assets
Company	$92,693	15.86%	$57,709	9.875%	N/A	N/A
Bank	93,704	16.03	57,709	9.875	58,439	10.00
Tier 1 capital to risk-weighted assets
Company	85,382	14.61	46,021	7.875	N/A	N/A
Bank	86,393	14.78	46,021	7.875	46,751	8.00
CET 1 capital to risk-weighted assets
Company	85,382	14.61	37,255	6.375	N/A	N/A
Bank	86,393	14.78	37,255	6.375	37,985	6.50
Tier 1 leverage ratio
Company	85,382	11.13	N/A	N/A	N/A	N/A
Bank	86,393	11.26	N/A	N/A	38,355	5.00

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased to $93.8 million as of March 31, 2019, compared to $88.5 million as of December 31, 2018. The increases were driven by retained capital from net income during the periods.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of March 31, 2019, and December 31, 2018:

	Payments Due as of March 31, 2019
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$477,713	$—	$—	$—	$477,713
Time deposits	181,386	27,046	531	—	208,963
Borrowings	—	—	—	—	—
Operating lease commitments	579	920	224	—	1,723
Total contractual obligations	$659,678	$27,966	$755	$—	$688,399

	Payments Due as of December 31, 2018
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$480,753	$—	$—	$—	$480,753
Time deposits	167,690	23,406	4,054	—	195,150
Borrowings	—	—	—	—	—
Operating lease commitments	579	802	303	—	1,684
Total contractual obligations	$649,022	$24,208	$4,357	$—	$677,587

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

The following table summarizes commitments as of the dates presented.

	As of March 31, 2019	As of December 31, 2018
	(Dollars in thousands)
Commitments to extend credit	$139,579	$135,015
Standby letters of credit	1,039	1,078
Total	$140,618	$136,093

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated unaudited financial statements as of March 31, 2019.

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

Goodwill and Intangibles

Goodwill from an acquisition is the value attributable to unidentifiable intangible elements acquired. At a minimum, annual evaluation of the value of goodwill is required. Management evaluated the carrying value of the Company’s goodwill as of March 31, 2019 and December 31, 2018, and determined that no impairment existed.

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

The following tables summarize the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of March 31, 2019		As of December 31, 2018
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+400	74.97%	22.75%	48.28%	22.97%
+300	56.24	21.29	35.66	21.50
+200	37.44	19.73	22.99	19.95
+100	18.24	18.05	10.17	18.29
Base	(1.63)	16.23	(3.07)	16.50
-100	(18.17)	14.22	(15.30)	14.58

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

ITEM 4.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2019 of our disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, such controls.

PART II

ITEM 1.

Legal Proceedings

From time to time, we are a party to legal actions that are routine and incidental to our business. Given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business, including laws and regulations governing consumer protections, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws, we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk. However, based upon available information and in consultation with legal counsel, management is of the opinion that no proceedings exist, either individually or in the aggregate, which, if determined adversely, would have a material adverse effect on our financial statements.

ITEM 1A.

Risk Factors

There were no material changes from the risks disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December, 31, 2018.

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases or unregistered sales of the Company’s stock during the quarter covered by the Form 10-Q.

ITEM 6.

Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

BANK7 CORP.

DATED:	May 15, 2019	By:	/s/ Thomas L. Travis
Thomas L. Travis
President and Chief Executive Officer

DATED:	May 15, 2019	By:	/s/ Kelly J. Harris
Kelly J. Harris
Senior Vice President and Chief Financial Officer