Form 10-Q
period 2019-06-30
Bank7 Corp.
filed 2019-08-13
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

As of AUGUST 13, 2019, the registrant had 10,187,500 shares of common stock, par value $0.01, outstanding.

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

Item 1.	Financial Statements

Bank7 Corp.
Consolidated Balance Sheets
(Dollar amounts in thousands)

Assets	June 30, 2019 (Unaudited)	December 31, 2018

Cash and due from banks	$123,763	$128,090
Interest-bearing time deposits in other banks	32,632	31,759
Loans, net of allowance for loan losses of $7,836 and $7,832 at June 30, 2019 and December 31, 2018, respectively	623,614	592,078
Loans held for sale	8	512
Premises and equipment, net	8,757	7,753
Nonmarketable equity securities	1,069	1,055
Foreclosed assets held for sale	188	110
Goodwill and intangibles	1,892	1,995
Interest receivable and other assets	6,525	7,159

Total assets	$798,448	$770,511

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$190,092	$201,159
Interest-bearing	505,963	474,744

Total deposits	696,055	675,903

Income taxes payable	20	1,913
Interest payable and other liabilities	3,336	4,229

Total liabilities	699,411	682,045

Shareholders’ equity
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, non-voting, par value $0.01 per share, 20,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 10,187,500 shares issued and outstanding	102	102
Additional paid-in capital	80,604	80,275
Retained earnings	18,331	8,089

Total shareholders’ equity	99,037	88,466

Total liabilities and shareholders’ equity	$798,448	$770,511

See Notes to Unaudited Consolidated Financial Statements

Bank7 Corp.
Unaudited Consolidated Statements of Income
(Dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Interest Income
Loans, including fees	$12,101	$10,583	$23,723	$21,408
Interest-bearing time deposits in other banks	497	142	914	291
Interest-bearing deposits in other banks	468	412	1,006	778

Total interest income	13,066	11,137	25,643	22,477

Interest Expense
Deposits	2,483	1,640	4,707	3,059
Other borrowings	-	58	-	118

Total interest expense	2,483	1,698	4,707	3,177

Net Interest Income	10,583	9,439	20,936	19,300

Provision for Loan Losses	-	-	-	100

Net Interest Income After Provision for Loan Losses	10,583	9,439	20,936	19,200

Noninterest Income
Secondary market income	40	38	77	78
Service charges on deposit accounts	109	93	169	173
Other	146	355	272	499

Total noninterest income	295	486	518	750

Noninterest Expense
Salaries and employee benefits	2,365	1,845	4,536	3,995
Furniture and equipment	218	152	377	309
Occupancy	378	288	721	579
Data and item processing	276	235	538	468
Accounting, marketing and legal fees	142	110	289	144
Regulatory assessments	31	125	63	251
Advertising and public relations	92	163	278	350
Travel, lodging and entertainment	92	165	134	358
Other	454	463	867	768

Total noninterest expense	4,048	3,546	7,803	7,222

Income Before Taxes	6,830	6,379	13,651	12,728
Income tax expense	1,704	-	3,409	-
Net Income	$5,126	$6,379	$10,242	$12,728

Earnings per common share - basic	$0.50	$0.88	$1.00	$1.75
Earnings per common share - diluted	0.50	0.88	1.00	1.75
Weighted average common shares outstanding - basic	10,187,500	7,287,500	10,187,500	7,287,500
Weighted average common shares outstanding - diluted	10,192,649	7,287,500	10,187,500	7,287,500

See Notes to Unaudited Consolidated Financial Statements

Bank7 Corp.
Unaudited Consolidated Statements of Shareholders’ Equity
(Dollar Amounts in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Common Stock issued at beginning and end of period (Shares)	10,187,500	7,287,500	10,187,500	7,287,500

Common Stock issued at beginning and end of period (Amount)	$102	$73	$102	$73

Additional Paid-in Capital
Balance at beginning of period	$80,446	$6,987	$80,275	$6,987
Stock-based compensation expense	158	-	329	-
Balance at end of period	$80,604	$6,987	$80,604	$6,987

Retained Earnings
Balance at beginning of period	$13,205	$68,464	$8,089	$62,115
Net income	5,126	6,379	10,242	12,728
Cash distributions declared ($0.60 per share)	-	(4,350)	-	(4,350)
Balance at end of period	$18,331	$70,493	$18,331	$70,493

Total shareholders' equity	$99,037	$77,553	$99,037	$77,553

See Notes to Unaudited Consolidated Financial Statements

Bank7 Corp.
Unaudited Consolidated Statements of Cash Flows
(Dollar Amounts in thousands)

	Six months ended June 30,
	2019	2018

Operating Activities
Net income	$10,242	$12,728
Items not requiring (providing) cash
Depreciation and amortization	388	605

Provision for loan losses	-	100
Gain on sales of loans	(77)	(78)
Stock-based compensation expense	329	-
Cash receipts from the sale of loans originated for sale	4,590	3,058
Cash disbursements for loans originated for sale	(4,009)	(3,431)
Deferred income tax benefit	(85)	-
Changes in
Interest receivable and other assets	719	(351)
Interest payable and other liabilities	(2,786)	447

Net cash provided by operating activities	9,311	13,078

Investing Activities
Maturities of interest-bearing time deposits in other banks	10,120	497
Purchases of interest-bearing time deposits in other banks	(10,993)	(992)
Net change in loans	(31,614)	(26,354)
Purchases of premises and equipment	(1,289)	(182)
Purchase of nonmarketable equity securities	(14)	(4)

Net cash used in investing activities	(33,790)	(27,035)

Financing Activities
Net change in deposits	20,152	15,988
Repayment of borrowed funds	-	(800)
Cash distributions paid	-	(4,350)

Net cash provided by financing activities	20,152	10,838

Decrease in Cash and Due from Banks	(4,327)	(3,119)

Cash and Due from Banks, Beginning of Period	128,090	100,054

Cash and Due from Banks, End of Period	$123,763	$96,935

Supplemental Disclosure of Cash Flows Information
Interest paid	$4,561	$2,954
Income taxes paid	$3,868	$-

Supplemental Disclosures of Non-Cash Investing Activities
Foreclosed assets acquired in settlement of loans	$78	$50

See Notes to Unaudited Consolidated Financial Statements

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position, results of operations, and cash flows of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2018, the date of the most recent annual report.  The consolidated balance sheet of the Company as of December 31, 2018 has been derived from the audited consolidated balance sheet of the Company as of that date.  The information contained in the financial statements and footnotes included in Company’s annual report for the year ended December 31, 2018, should be referred to in connection with these unaudited interim consolidated financial statements. Certain information and notes normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Form 10-K annual report for 2018 filed with the Securities and Exchange Commission. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The ASU requires lessees to recognize a lease liability and a right-of-use asset for all leases, excluding short-term leases, at the commencement date.  The guidance in the ASU is effective for reporting periods beginning after December 15, 2019.  Additionally, a modified retrospective transition approach is required for a leases existing at the earliest comparative period presented.  Management is assessing the impact of this ASU; however, it is not expected to have a material impact on the Company’s financial condition, results of operation, or capital position, but will impact the presentation on the balance sheet of the Company’s current operating leases.  The Company will adopt this ASU in the first quarter of 2020.  A tentative board decision was reached by the FASB at its July 17, 2019 meeting to delay the effective date of Topic 842 by one year for certain entities, including the Company. Issuance of a final ASU related to this decision is expected later in 2019.

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326).  The ASU requires the replacement of the current incurred loss model with an expected loss model, referred to as the current expected credit loss (CECL) model.  The guidance in the ASU is effective for reporting periods beginning after December 15, 2021 with a cumulative-effect adjustment to retained earnings required for the first reporting period.  Management is still assessing the impact of this ASU.  The Company will adopt this ASU in the first quarter of 2022.  A tentative board decision was reached by the FASB at its July 17, 2019 meeting to delay the effective date of Topic 326 by one year for certain entities, including the Company. Issuance of a final ASU related to this decision is expected later in 2019.

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

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at June 30, 2019 was $15.6 million.

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

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

The following table shows the computation of basic and diluted earnings per share:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
(Dollars in thousands, except per share amounts)
Numerator
Net income	$5,126	$6,379	$10,242	$12,728

Denominator
Denominator for basic earnings per common share	10,187,500	7,287,500	10,187,500	7,287,500
Dilutive effect of stock compensation (1)	5,149	-	-	-
Denominator for diluted earnings per share	10,192,649	7,287,500	10,187,500	7,287,500

Earnings per common share
Basic	$0.50	$0.88	$1.00	$1.75
Diluted	$0.50	$0.88	$1.00	$1.75

(1) Nonqualified stock options outstanding of 163,000 and restricted stock units of 130,000 as of June 30, 2019 have not been included in diluted earnings per share for the six months ended June 30, 2019, and restricted stock units of 130,000 have not been included in diluted earnings per share for the three months ended June 30, 2019 because to do so would have been antidilutive for those periods.

Note 5:	Loans and Allowance for Loan Losses

A summary of loans at June 30, 2019 and December 31, 2018, are as follows (dollars in thousands):

	June 30, 2019	December 31, 2018

Construction & development	$83,291	$87,267
1-4 family commercial	36,165	33,278
Commercial real estate - other	188,142	156,396
Total commercial real estate	307,598	276,941

Commercial & industrial	256,100	248,394
Agricultural	56,167	62,844
Consumer	13,093	13,723

Gross loans	632,958	601,902

Less allowance for loan losses	(7,836)	(7,832)
Less deferred loan fees	(1,508)	(1,992)

Net loans	$623,614	$592,078

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2019
Balance, beginning of period	$1,290	$452	$2,087	$3,068	$760	$178	$7,835

Charge-offs	-	-	-	-	(10)	-	(10)
Recoveries	-	1	-	7	3	-	11

Net recoveries	-	1		7	(7)	-	1

Provision (credit) for loan losses	(259)	(5)	242	96	(58)	(16)	-

Balance, end of period	$1,031	$448	$2,329	$3,171	$695	$162	$7,836

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2018
Balance, beginning of period	$1,465	$497	$1,556	$3,108	$872	$201	$7,699

Charge-offs	-	(25)	-	(6)	-	-	(31)
Recoveries	-	2	2	29	-	1	34

Net recoveries	-	(23)	2	23	-	1	3

Provision (credit) for loan losses	(182)	(39)	414	(118)	(64)	(11)	-

Balance, end of period	$1,283	$435	$1,972	$3,013	$808	$191	$7,702

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2019
Balance, beginning of period	$1,136	$433	$2,035	$3,231	$818	$179	$7,832

Charge-offs	-	-	-	(4)	(10)	-	(14)
Recoveries	-	2	-	13	3	-	18

Net charge-offs	-	2	-	9	(7)	-	4

Provision (credit) for loan losses	(105)	13	294	(69)	(116)	(17)	-

Balance, end of period	$1,031	$448	$2,329	$3,171	$695	$162	$7,836

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2018
Balance, beginning of period	$1,407	$431	$1,865	$2,779	$1,015	$157	$7,654

Charge-offs	-	(25)	-	(61)	-	-	(86)
Recoveries	-	2	2	29	-	1	34

Net charge-offs	-	(23)	2	(32)	-	1	(52)

Provision (credit) for loan losses	(124)	27	105	266	(207)	33	100

Balance, end of period	$1,283	$435	$1,972	$3,013	$808	$191	$7,702

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

The following table presents, by portfolio segment, the balance in allowance for loan losses and the gross loans based upon portfolio segment and impairment method as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2019 Allowance Balance

Ending balance Individually evaluated for impairment	$-	$3	$32	$-	$-	$-	$35
Collectively evaluated for impairment	1,031	445	2,297	3,171	695	162	7,801

Total	$1,031	$448	$2,329	$3,171	$695	$162	$7,836

Gross Loans
Ending balance Individually evaluated for impairment	$-	$8	$1,911	$5,309	$2,641	$-	$9,869
Collectively evaluated for impairment	83,291	36,157	186,231	250,791	53,526	13,093	623,089

Total	$83,291	$36,165	$188,142	$256,100	$56,167	$13,093	$632,958

December 31, 2018 Allowance Balance
Ending balance Individually evaluated for impairment	$-	$-	$32	$14	$-	$-	$46
Collectively evaluated for impairment	1,136	433	2,003	3,217	818	179	7,786

Total	$1,136	$433	$2,035	$3,231	$818	$179	$7,832

Gross Loans
Ending balance Individually evaluated for impairment	$-	$115	$484	$7,381	$1,097	$-	$9,077
Collectively evaluated for impairment	87,267	33,163	155,912	241,013	61,747	13,723	592,825

Total	$87,267	$33,278	$156,396	$248,394	$62,844	$13,723	$601,902

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

The Company evaluates the definitions of loan grades and the allowance for loan losses methodology on an ongoing basis.  No changes were made to either during period ended June 30, 2019.

The following table presents the credit risk profile of the Company’s loan portfolio based on internal rating category as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2019
Grade
1 (Pass)	$81,053	$35,463	$182,645	$216,425	$51,287	$13,093	$579,966
2 (Watch)	2,238	694	1,510	33,489	110	-	38,041
3 (Special Mention)	-	-	2,076	877	2,129	-	5,082
4 (Substandard)	-	8	1,911	5,309	2,641	-	9,869

Total	$83,291	$36,165	$188,142	$256,100	$56,167	$13,093	$632,958

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2018
Grade
1 (Pass)	$84,485	$29,942	$154,353	$204,671	$57,782	$13,723	$544,956
2 (Watch)	2,782	3,221	1,559	36,342	758	-	44,662
3 (Special Mention)	-	-	-	-	3,207	-	3,207
4 (Substandard)	-	115	484	7,381	1,097	-	9,077

Total	$87,267	$33,278	$156,396	$248,394	$62,844	$13,723	$601,902

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of  June 30, 2019 and December 31, 2018 (dollars in thousands):

	Past Due						Total Loans
	30–59 Days	60–89 Days	Greater than 90 Days	Total	Current	Total Loans	> 90 Days & Accruing

June 30, 2019
Construction & development	$-	$-	$-	$-	$83,291	$83,291	$-
1 - 4 Family Real Estate	69	-	8	77	36,088	36,165	-
Commercial Real Estate - other	-	-	-	-	188,142	188,142	-
Commercial & industrial	-	-	-	-	256,100	256,100	-
Agricultural	541	-	1,097	1,638	54,529	56,167	1,097
Consumer	99	-	-	99	12,994	13,093	-

Total	$709	$-	$1,105	$1,814	$631,144	$632,958	$1,097

December 31, 2018
Construction & development	$-	$-	$-	$-	$87,267	$87,267	$-
1 - 4 Family Real Estate	8	-	-	8	33,270	33,278	-
Commercial Real Estate - other	-	-	-	-	156,396	156,396	-
Commercial & industrial	-	5	-	5	248,389	248,394	-
Agricultural	-	-	-	-	62,844	62,844	-
Consumer	41	-	-	41	13,682	13,723	-

Total	$49	$5	$-	$54	$601,848	$601,902	$-

The following table presents impaired loans as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
						Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
June 30, 2019
Construction & development	$-	$-	$-	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	8	-	8	8	3	713	-	414	-
Commercial Real Estate - other	1,911	-	1,911	1,911	32	1,335	33	1,147	66
Commercial & industrial	5,309	5,309	-	5,309	-	5,290	55	5,940	178
Agricultural	2,641	2,641	-	2,641	-	2,548	48	2,190	105
Consumer	-	-	-	-	-	193	-	193	-

Total	$9,869	$7,950	$1,919	$9,869	$35	$10,079	$136	$9,884	$349

						Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
December 31, 2018
Construction & development	$-	$-	$-	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	115	115	-	115	-	71	8	90	-
Commercial Real Estate - other	1,990	1,506	484	1,990	32	414	144	500	18
Commercial & industrial	7,614	7,359	22	7,381	14	8,880	7	6,207	284
Agricultural	1,097	1,097	-	1,097	-	1,497	-	1,529	40
Consumer	5	-	-	-	-	41	-	37	-

Total	$10,821	$10,077	$506	$10,583	$46	$10,903	$159	$8,363	$342

Impaired loans include nonperforming loans and also include loans modified in troubled-debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At June 30, 2019, the Company had $321,000 of commercial loans, $1,911,000 of commercial real estate loans, and $674,000 of agricultural loans that were modified in troubled-debt restructurings and impaired and $501,000 in commercial loan modifications as of December 31, 2018.  There were $2.9 million in newly modified troubled-debt restructurings during the six month period ended June 30, 2019, consisting of $1.9 million of commercial real estate loans, and $1.0 million of agricultural loans, and no newly modified troubled-debt restructurings during the three month period ended June 30, 2019. There were no newly modified TDRs during the year ended December 31, 2018. The modification of the terms of the TDR loans included one or a combination of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.  These modifications did not result in any increase or decrease to the allowance for loan losses for the period ending June 30, 2019, primarily due to collateral support provided by the secondary source of repayment and/or the ability of the borrower to service restructured payments. These TDRs resulted in no charge offs during the period ended June 30, 2019.

There were no troubled-debt restructurings modified in the past three months that subsequently defaulted for the period ended June 30, 2019.

The following table represents information regarding nonperforming assets at June 30, 2019 and December 31, 2018 (dollars in thousands):

	As of

	June 30, 2019	December 31, 2018
Nonaccrual loans	$2,240	$2,615
Troubled-debt restructurings (1)	674	-
Accruing loans 90 or more days past due	1,097	-
Total nonperforming loans	$4,011	$2,615

(1)	$2.2 million and $501,000 of TDRs as of June 30, 2019 and December 31, 2018, respectively, are included in the nonaccrual loans balance in the line above

Note 6:	Regulatory Matters

The Company and Bank are subject to risk-based capital guidelines issued by the federal banking agencies.  These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and Bank’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices.  Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Management believes, as of June 30, 2019, that the Company and Bank met all capital adequacy requirements to which they are subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2019
Total capital to risk-weighted assets
Company	$104,778	17.16%	$48,838	8.00%	N/A	N/A
Bank	$104,609	17.16%	$48,755	8.00%	$60,944	10.00%
Tier I capital to risk-weighted assets
Company	$97,145	15.91%	$36,629	6.00%	N/A	N/A
Bank	$96,988	15.91%	$36,566	6.00%	$48,755	8.00%
CET I capital to risk-weighted assets
Company	$97,145	15.91%	$27,471	4.50%	N/A	N/A
Bank	$96,988	15.91%	$27,425	4.50%	$39,613	6.50%
Tier I capital to average assets
Company	$97,145	12.34%	$31,481	4.00%	N/A	N/A
Bank	$96,988	12.35%	$31,407	4.00%	$39,258	5.00%

As of December 31, 2018
Total capital to risk-weighted assets
Company	$92,693	15.86%	$46,751	8.00%	N/A	N/A
Bank	$93,704	16.03%	$46,751	8.00%	$58,439	10.00%
Tier I capital to risk-weighted assets
Company	$85,382	14.61%	$35,063	6.00%	N/A	N/A
Bank	$86,393	14.78%	$35,063	6.00%	$46,751	8.00%
CET I capital to risk-weighted assets
Company	$85,382	14.61%	$26,298	4.50%	N/A	N/A
Bank	$86,393	14.78%	$26,298	4.50%	$37,985	6.50%
Tier I capital to average assets
Company	$85,382	11.13%	$30,684	4.00%	N/A	N/A
Bank	$86,393	11.26%	$30,684	4.00%	$38,355	5.00%

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

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

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

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At June 30, 2019, approximately $42.7 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 7:	Related-Party Transactions

At June 30, 2019 and December 31, 2018, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties) approximating $6.2 million and $6.9 million, respectively.  A summary of these loans is as follows (dollars in thousands):

	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period

For the six months ended June 30, 2019	$6,897	$2,613	$(3,355)	$6,155
Year ended December 31, 2018	$6,684	$7,319	$(7,106)	$6,897

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

The Bank leases office and retail banking space in Woodward, Oklahoma from Haines Realty Investments Company, LLC, a related party of the Company.  Lease expense totaled $46,000 for the three months ended June 30, 2019 and 2018, and $92,000 for the six months ended June 30, 2019 and 2018.  In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

Note 8:	Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to the maximum legal limit with the Bank matching up to 5% of the employee’s salary. Employer contributions charged to expense for the three months ended June 30, 2019 and 2018 totaled $55,000 and $43,000, respectively.   Employer contributions charged to expense for the six months ended June 30, 2019 and 2018 totaled $121,000 and $93,000, respectively.

Stock-Based Compensation

The Company adopted a nonqualified incentive stock option plan (the “Bank7 Corp. 2018 Equity Incentive Plan”) in September 2018. The Bank7 Corp. 2018 Equity Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Plan for the three and six month periods ended June 30, 2019 totaled $158,000 and $329,000, respectively.

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

The following table is a summary of the stock option activity under the Bank7 Corp. 2018 Equity Incentive Plan (dollar amounts in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Six Months Ended June 30, 2019
Outstanding at December 31, 2018	150,000	$19.00
Options Granted	20,500	16.98
Options Exercised	-	-
Options Forfeited	(7,500)	19.00
Outstanding at June 30, 2019	163,000	$18.75	9.29	$31
Exercisable at June 30, 2019	-		-	-

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

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Risk-free interest rate	2.44%	2.48%
Dividend yield	2.20%	2.20%
Stock price volatility	31.14%	31.14%
Expected term	7.01 yrs	7.01 yrs

The following table summarizes share information about RSUs for the six months ended June 30, 2019:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Outstanding at December 31, 2018	130,000	$19.09
Shares granted	-	-
Shares settled	-	-
Shares forfeited	-	-
End of the period balance	130,000	$19.09

As of June 30, 2019, there was approximately $2.1 million of unrecognized compensation expense related to 130,000 unvested RSUs and $452,000 of unrecognized compensation expense related to 163,000 unvested stock options.  The stock option expense is expected to be recognized over a weighted average period of four years, and the RSU expense is expected to be recognized over a weighted average period of five years.  As of June 30, 2019, no RSUs or stock options were vested.

Note 9:	Disclosures About Fair Value of Assets and Liabilities

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

Recurring Measurements

There were no assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2019 and December 31, 2018 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2019
Impaired loans (collateral- dependent)	$1,919	$-	$-	$1,919
Foreclosed assets held for sale	$188	$-	$-	$188

December 31, 2018
Impaired loans (collateral-dependent)	$506	$-	$-	$506
Foreclosed assets held for sale	$110	$-	$-	$110

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

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

Appraisals of foreclosed assets held for sale are obtained when the asset is acquired and subsequently as deemed necessary by the Company.  Appraisals are reviewed for accuracy and consistency by executive management and loan administration.

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted- Average
June 30, 2019

Collateral-dependent impaired loans	$1,919	Appraisals from comparable properties	Estimated cost to sell	3-5%

Foreclosed assets held for sale	$188	Appraisals from comparable properties	Estimated cost to sell	7-10%

December 31, 2018
Collateral-dependent impaired loans	$506	Appraisals from comparable properties	Estimated cost to sell	7-10%

Foreclosed assets held for sale	$110	Appraisals from comparable properties	Estimated cost to sell	7-10%

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

The following tables presents estimated fair values of the Company’s financial instruments not     recorded at fair value at June 30, 2019 and December 31, 2018 (dollars in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2019

Financial Assets
Cash and due from banks	$123,763	$123,763	$-	$-	$123,763
Interest-bearing time deposits in other banks	$32,632	$-	$32,631	$-	$32,631
Loans, net of allowance	$623,614	$-	$621,399	$1,919	$623,318
Mortgage loans held for sale	$8	$-	$8	$-	$8
Nonmarketable equity securities	$1,069	$-	$1,069	$-	$1,069
Interest receivable	$4,270	$-	$4,270	$-	$4,270

Financial Liabilities
Deposits	$696,055	$-	$696,015	$-	$696,015
Interest payable	$607	$-	$607	$-	$607

December 31, 2018

Financial Assets
Cash and due from banks	$128,090	$128,090	$-	$-	$128,090
Interest-bearing time deposits in other banks	$31,759	$-	$31,758	$-	$31,758
Loans, net of allowance	$592,078	$-	$591,893	$506	$592,399
Mortgage loans held for sale	$512	$-	$512	$-	$512
Nonmarketable equity securities	$1,055	$-	$1,055	$-	$1,055
Interest receivable	$4,538	$-	$4,538	$-	$4,538

Financial Liabilities
Deposits	$675,903	$-	$675,017	$-	$675,017
Interest payable	$461	$-	$461	$-	$461

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

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at June 30, 2019 or December 31, 2018.

Note 10:	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets.  The following summarizes those financial instruments with contract amounts representing credit risk as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018

Commitments to extend credit	$172,621	$135,015
Financial and performance standby letters of credit	2,003	1,078

	$174,624	$136,093

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

Note 11:	Significant Estimates and Concentrations

GAAP requires disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for loan losses are reflected in Note 5 regarding loans.  Current vulnerabilities due to off-balance sheet credit risk are discussed in Note 10.

As of June 30, 2019, hospitality loans were 22% of gross total loans with outstanding balances of $138.8 million and unfunded commitments of $29.2 million; energy loans were 19% of gross total loans with outstanding balances of $118.3 million and unfunded commitments of $28.5 million.

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

General

We are Bank7 Corp., a bank holding company headquartered in Oklahoma City, Oklahoma. Through our wholly-owned subsidiary, Bank7, we operate nine locations in Oklahoma, the Dallas/Fort Worth, Texas metropolitan area and Kansas. We are focused on serving business owners and entrepreneurs by delivering fast, consistent and well-designed loan and deposit products to meet their financing needs. We intend to grow organically by selectively opening additional branches in our target markets and we will also pursue strategic acquisitions.

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

As of June 30, 2019, we had total assets of $798.4 million, total loans of $631.5 million, total deposits of $696.1 million and total shareholders’ equity of $99.0 million. In September 2018, in conjunction with our initial public offering, we terminated our status as an S Corporation and elected to be treated as a C Corporation. As this termination occurred at the end of the third quarter, we have presented information as pre-tax and pro forma numbers in the non-GAAP reconciliation below.

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

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Loan interest income (excluding loan fees)
Total loan interest income, including loan fee income	$12,101	$10,583	$23,723	$21,408
Loan fee income	(1,369)	(1,117)	(2,658)	(2,949)
Loan interest income excluding loan fee income	$10,732	$9,466	$21,065	$18,459

Average total loans	$613,892	$572,003	$600,224	$568,939
Yield on loans (including loan fee income)	7.91%	7.42%	7.97%	7.53%
Yield on loans (excluding loan fee income)	7.01%	6.64%	7.08%	6.49%

Net interest margin (excluding loan fees)
Net interest income	$10,583	$9,439	$20,936	$19,300
Loan fee income	(1,369)	(1,117)	(2,658)	(2,949)
Net interest income excluding loan fees	$9,214	$8,322	$18,278	$16,351

Average earning assets	$777,190	$704,245	$761,607	$697,905
Net interest margin (including loan fee income)	5.46%	5.38%	5.54%	5.53%
Net interest margin (excluding loan fee income)	4.76%	4.74%	4.84%	4.69%

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

Pre-tax, pre-provision net earnings is defined as income before taxes and provision for loan losses.  We believe the most directly comparable GAAP financial measure is income before taxes.  Disclosure of this measure enables you to compare our operations to those of other banking companies before consideration of taxes and provision expense, which some investors may consider to be a more appropriate comparison given our S Corporation status and recaptures from the allowance for loan losses.  We calculate our pro forma provision for income taxes and pro-forma net income, return on average assets, return on average equity, and per share amounts by using a combined C Corporation effective tax rate for federal and state income taxes of 25.1% in 2018.  We used an actual combined C Corporation effective tax rate of 25.0% for the three and six month periods ended June 30, 2019.  This calculation reflects only the change in our status as an S Corporation and does not give any effect to any other transaction.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	Actual	Pro Forma	Actual	Pro Forma
	2019	2018	2019	2018
Pre-tax, pre-provision net earnings
Net income before income taxes	$6,830	$6,379	$13,651	$12,728
Plus: Provision (reversal of) for loan losses	-	-	-	(100)
Pre-tax, pre-provision net earnings	$6,830	$6,379	$13,651	$12,828

Adjusted provision for income tax
Net income before income taxes	$6,830	$6,379	$13,651	$12,728
Total effective adjusted tax rate	25.0%	25.1%	25.0%	25.1%
Adjusted provision for income taxes	$1,704	$1,598	$3,409	$3,189

Tax-adjusted net income
Net income before income taxes	$6,830	$6,379	$13,651	$12,728
Adjusted provision for income taxes	1,704	1,598	3,409	3,189
Tax-adjusted net income	$5,126	$4,781	$10,242	$9,539

Tax-adjusted ratios and per share data
Tax-adjusted net income (numerator)	$5,126	$4,781	$10,242	$9,539

Average assets (denominator)	$786,773	$712,827	$770,621	$706,560
Tax-adjusted return on average assets	2.61%	2.69%	2.68%	2.72%

Average shareholders' equity (denominator)	$96,044	$75,350	$93,443	$73,395
Tax-adjusted return on average shareholders' equity	21.41%	25.45%	22.10%	25.99%

Average tangible common equity (denominator)	$94,128	$73,223	$91,498	$71,241
Tax-adjusted return on average tangible common equity	21.84%	26.19%	22.57%	27.00%

Weighted average common shares outstanding basic (denominator)	10,187,500	7,287,500	10,187,500	7,287,500
Tax-adjusted net income per common share--basic	$0.50	$0.66	$1.00	$1.31

Weighted average common shares outstanding diluted (denominator)	10,192,649	7,287,500	10,187,500	7,287,500
Tax-adjusted net income per common share--diluted	$0.50	$0.66	$1.00	$1.31

For the three and six month periods ended June 30, 2018, results are presented on a pro forma basis by using a combined C Corporation effective tax rate for federal and Oklahoma income taxes of 25.1%. For the three and six month periods ended June 30, 2019, results presented are actual results, which reflect the income taxes incurred in accordance with our status as a C Corporation.

Tangible Common Equity and Tangible Book Value Per Share. We calculate (1) tangible equity as total shareholders’ equity less goodwill and other intangibles; and (2) tangible book value per share as tangible equity divided by our shares outstanding at the end of the relevant period. The most directly comparable GAAP financial measure for tangible book value per share is book value per share.

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

	June 30,
(Dollars in thousands, except per share data)	2019	2018
Tangible stockholders' equity
Total stockholders' equity	$99,037	$77,553
Less: Goodwill and other intangibles	(1,892)	(2,098)
Tangible stockholders' equity	$97,145	$75,455

Tangible assets
Total assets	$798,448	$727,607
Less: Goodwill and other intangibles	(1,892)	(2,098)
Tangible assets	$796,556	$725,509

Tangible stockholders' equity
Tangible stockholders' equity (numerator)	$97,145	$75,455
Tangible assets (denominator)	$796,556	$725,509
Tangible common equity to tangible assets	12.20%	10.40%

End of period common shares outstanding	10,187,500	7,287,500
Book value per share	$9.72	$10.64
Tangible book value per share	$9.54	$10.35
Total shareholders' equity to total assets	12.40%	10.66%

Results of Operations

Performance Summary. For the second quarter of 2019 we reported pre-tax income of $6.8 million, compared to pre-tax income of $6.4 million for the second quarter of 2018.  For the first six months of 2019 we reported pre-tax income of $13.7 million, compared to $12.7 million for the same period in 2018.  For the second quarter of 2019, interest income increased by $1.9 million, or 17.3%, compared to the second quarter of 2018. For the first six months of 2019, interest income was $25.6 million, compared to $22.5 million for the same period in 2018. For the second quarter of 2019, average total loans were $613.9 million with loan yields of 7.9% as compared to $572.0 million and loan yields of 7.4% for the second quarter of 2018. For the first six months of 2019, average total loans were $600.2 million with loan yields of 8.0% as compared to $568.9 million and loan yields of 7.5% for the same period in 2018.

Pre-tax return on average assets was 3.48% for the second quarter of 2019, as compared to 3.59% for the same period in 2018.  The pre-tax return on average equity was 28.52% for the second quarter of 2019, as compared to 33.96% a year ago.  Pre-tax return on average assets was 3.57% for the six months ended June 30, 2019, as compared to 3.63% for the same period in 2018.  The pre-tax return on average equity was 29.46% for the six months ended June 30, 2019, as compared to 34.97% a year ago.  The efficiency ratio was 37.2% for the three months ended June 30, 2019, as compared to 35.7% for the same period in 2018. The efficiency ratio was 36.4% for the six months ended June 30, 2019, as compared to 36.6% for the same period in 2018.

Net Interest Income and Net Interest Margin Including Loan Fee Income. Net interest income, representing interest income less interest expense, was the primary contributor to income and earnings for the periods shown. Interest income is generated from interest earned on loans, dividends, and interest earned on deposits at other institutions.  Interest expense is incurred on interest-bearing liabilities including deposits and other borrowings. Net interest income is evaluated by measuring (i) yield on loans and other interest-earning assets, (ii) the costs of deposits and other funding sources and (iii) net interest margin. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets.

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

	Net Interest Margin With Loan Fee Income
	For the Three Months Ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments(1)	$162,056	$941	2.33%	$131,084	$554	1.70%
Investment securities(2)	1,063	24	9.06	1,051	—	0.00
Loans held for sale	179	—	0.00	107	—	0.00
Total loans(3)	613,892	12,101	7.91	572,003	10,583	7.42
Total interest-earning assets	777,190	13,066	6.74	704,245	11,137	6.34
Noninterest-earning assets	9,583			8,582
Total assets	$786,773			$712,827

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$294,926	1,388	1.89%	$232,128	794	1.37%
Time deposits	205,978	1,095	2.13	232,925	846	1.46
Total interest-bearing deposits	500,904	2,483	1.99	465,053	1,640	1.41
Other borrowings	—	—	0.00	4,800	58	4.85
Total interest-bearing liabilities	500,904	2,483	1.99	469,853	1,698	1.45

Noninterest-bearing liabilities:
Noninterest-bearing deposits	185,715			163,815
Other noninterest-bearing liabilities	4,110			3,809
Total noninterest-bearing liabilities	189,825			167,624
Shareholders’ equity	96,044			75,350
Total liabilities and shareholders’ equity	$786,773			$712,827

Net interest income including loan fee income		$10,583			$9,439
Net interest spread including loan fee income(4)			4.75%			4.89%
Net interest margin including loan fee income			5.46%			5.38%

(1)	Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for FHLB and FRB stock.

(3)	Non-accrual loans are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

For the second quarter of 2019 compared to the second quarter of 2018:
-
Interest income on short term investments totaled $941,000 as compared to $554,000, an increase of $387,000 or 69.9% which was attributable to a $32.4 million increase in interest-bearing deposits at other institutions and a 71.4 basis point, or 42.7% increase in average yield.

-
Total interest income on loans, including loan fee income, increased $1.5 million or 14.3% to $12.1 million which was attributable to a $41.9 million increase in the average balance of loans to $613.9 million as compared with the average balance of $572.0 million for the second quarter of 2018.

-	Loan fees totaled $1.4 million, an increase of $252,000 or 22.6% compared to the second quarter of 2018 which was attributable to loan growth during the second quarter of 2019.
-	Yield on our interest earning assets totaled 6.74%, an increase of 40 basis points or 6.3%, compared to yield on our interest earning assets of 6.34% for the second quarter of 2018; and
-	Net interest margin for the second quarter of 2019 was 5.46% compared to 5.38% for the second quarter of 2018.

	Net Interest Margin With Loan Fee Income
	For the Six Months Ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments(1)	$160,129	$1,896	2.39%	$127,773	$1,069	1.67%
Investment securities(2)	1,059	24	4.57	1,050	—	0.00
Loans held for sale	195	—	0.00	143	—	0.00
Total loans(3)	600,224	23,723	7.97	568,939	21,408	7.53
Total interest-earning assets	761,607	25,643	6.79	697,905	22,477	6.44
Noninterest-earning assets	9,014			8,655
Total assets	$770,621			$706,560

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$290,204	2,687	1.87%	$221,490	1,406	1.27%
Time deposits	199,276	2,020	2.04	238,093	1,653	1.39
Total interest-bearing deposits	489,480	4,707	1.94	459,583	3,059	1.33
Other borrowings	—	—	0.00	5,083	118	4.64
Total interest-bearing liabilities	489,480	4,707	1.94	464,666	3,177	1.37

Noninterest-bearing liabilities:
Noninterest-bearing deposits	182,760			164,934
Other noninterest-bearing liabilities	4,938			3,565
Total noninterest-bearing liabilities	187,698			168,499
Shareholders’ equity	93,443			73,395
Total liabilities and shareholders’ equity	$770,621			$706,560

Net interest income including loan fee income		$20,936			$19,300
Net interest spread including loan fee income(4)			4.85%			5.07%
Net interest margin including loan fee income			5.54%			5.53%

(1)	Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for FHLB and FRB stock.

(3)	Non-accrual loans are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

For the first six months of 2019 compared to the same period in 2018:
-
Interest income on short term investments totaled $1.9 million as compared to $1.1 million, an increase of $827,000 or 77.4% which was attributable to a $32.4 million increase in interest-bearing deposits at other institutions and a 71.4 basis point, or 42.7% increase in average yield.

-
Total interest income on loans, including loan fee income, increased $2.3 million or 10.8% to $23.7 million which was attributable to a $31.3 million increase in the average balance of loans to $600.2 million as compared with the average balance of $568.9 million for the second quarter of 2018.

-	Loan fees totaled $2.7 million, a decrease of $291,000 or 9.9%, which was attributable to nonrecurring loan fee income earned during the first six months of 2018.
-	Yield on our interest earning assets totaled 6.79%, an increase of 35 basis points or 5.4%, compared to yield on our interest earning assets of 6.44% for the second quarter of 2018, and
-	Net interest margin for the second quarter of 2019 was 5.54% compared to 5.53% for the second quarter of 2018.

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

	Net Interest Margin Excluding Loan Fee Income
	For the Three Months Ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments(1)	$162,056	$941	2.33%	$131,084	$554	1.70%
Investment securities(2)	1,063	24	9.06	1,051	—	0.00
Loans held for sale	179	—	0.00	107	—	0.00
Total loans(3)	613,892	10,732	7.01	572,003	9,466	6.64
Total interest-earning assets	777,190	11,697	6.04	704,245	10,020	5.71
Noninterest-earning assets	9,583			8,582
Total assets	$786,773			$712,827

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$294,926	1,388	1.89%	$232,128	794	1.37%
Time deposits	205,978	1,095	2.13	232,925	846	1.46
Total interest-bearing deposits	500,904	2,483	1.99	465,053	1,640	1.41
Other borrowings	—	—	0.00	4,800	58	4.85
Total interest-bearing liabilities	500,904	2,483	1.99	469,853	1,698	1.45

Noninterest-bearing liabilities:
Noninterest-bearing deposits	185,715			163,815
Other noninterest-bearing liabilities	4,110			3,809
Total noninterest-bearing liabilities	189,825			167,624
Shareholders’ equity	96,044			75,350
Total liabilities and shareholders’ equity	$786,773			$712,827

Net interest income excluding loan fee income		$9,214			$8,322
Net interest spread excluding loan fee income(4)			4.05%			4.26%
Net interest margin excluding loan fee income			4.76%			4.74%

(1)	Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for FHLB and FRB stock.

(3)	Non-accrual loans are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

For the second quarter of 2019 compared to the second quarter of 2018:
-
Interest income on short term investments totaled $941,000 as compared to $554,000, an increase of $387,000 or 69.9% which was attributable to a $32.4 million increase in interest-bearing deposits at other institutions and a 71.4 basis point, or 42.7% increase in average yield.

-
Total interest income on loans, excluding loan fee income, increased $1.3 million or 13.4% to $10.7 million which was attributable to a $41.9 million increase in the average balance of loans to $613.9 million as compared with the average balance of $572.0 million for the second quarter of 2018.

-	Yield on loans, excluding loan fee income, totaled 7.01%, an increase of 37 basis points or 5.6%, compared to yield on loans excluding fee income of 6.64% for the second quarter of 2018, and
-	Net interest margin, excluding loan fee income, for the second quarter of 2019 was 4.76% compared to 4.74% for the second quarter of 2018.

	Net Interest Margin Excluding Loan Fee Income
	For the Six Months Ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments(1)	$160,129	$1,896	2.39%	$127,773	$1,069	1.67%
Investment securities(2)	1,059	24	4.57	1,050	—	0.00
Loans held for sale	195	—	0.00	143	—	0.00
Total loans(3)	600,224	21,065	7.08	568,939	18,459	6.49
Total interest-earning assets	761,607	22,985	6.09	697,905	19,528	5.60
Noninterest-earning assets	9,014			8,655
Total assets	$770,621			$706,560

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$290,204	2,687	1.87%	$221,490	1,406	1.27%
Time deposits	199,276	2,020	2.04	238,093	1,653	1.39
Total interest-bearing deposits	489,480	4,707	1.94	459,583	3,059	1.33
Other borrowings	—	—	0.00	5,083	118	4.64
Total interest-bearing liabilities	489,480	4,707	1.94	464,666	3,177	1.37

Noninterest-bearing liabilities:
Noninterest-bearing deposits	182,760			164,934
Other noninterest-bearing liabilities	4,938			3,565
Total noninterest-bearing liabilities	187,698			168,499
Shareholders’ equity	93,443			73,395
Total liabilities and shareholders’ equity	$770,621			$706,560

Net interest income excluding loan fee income		$18,278			$16,351
Net interest spread excluding loan fee income(4)			4.15%			4.23%
Net interest margin excluding loan fee income			4.84%			4.69%

(1)	Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for FHLB and FRB stock.

(3)	Non-accrual loans are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

For the first six months of 2019 compared to the same period in 2018:
-
Interest income on short term investments totaled $1.9 million as compared to $1.1 million, an increase of $827,000 or 77.4% which was attributable to a $32.4 million increase in interest-bearing deposits at other institutions and a 71.4 basis point, or 42.7% increase in average yield.

-
Total interest income on loans, excluding loan fee income, increased $2.6 million or 14.1% to $21.1 million which was attributable to a $31.3 million increase in the average balance of loans to $600.2 million as compared with the average balance of $568.9 million for the first six months of 2018.

-	Yield on loans, excluding loan fee income, totaled 7.08%, an increase of 59 basis points or 9.1%, compared to yield on loans excluding fee income of 6.49% for the same period in 2018, and
-	Net interest margin, excluding loan fee income, for the second quarter of 2019 was 4.84% compared to 4.69% for the same period in 2018.

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

	Analysis of Changes in Interest Income and Expenses Including Loan Fee Income
	For the Three Months Ended June 30, 2019 over 2018
	Change due to:
	Volume(1)	Rate(1)	Interest Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$131	$256	$387
Investment securities	-	24	24
Total loans	775	743	1,518
Total increase in interest income	906	1,023	1,929

Increase (decrease) in interest expense:
Deposits
Transaction accounts	215	379	593
Time deposits	(98)	347	249
Total interest-bearing deposits	117	725	842
Other borrowings	(58)	0	(58)
Total increase in interest expense	59	725	784

Increase (Decrease) in net interest income	$847	$297	$1,144

	Analysis of Changes in Interest Income and Expenses Including Loan Fee Income
	For the Six Months Ended June 30, 2019 over 2018
	Change due to:
	Volume(1)	Rate(1)	Interest Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$268	$559	$828
Investment Securities	-	24	24
Total loans	1,168	1,147	2,315
Total increase in interest income	1,436	1,730	3,167

Increase (decrease) in interest expense:
Deposits
Transaction accounts	433	848	1,280
Time deposits	(267)	634	367
Total interest-bearing deposits	165	1,483	1,647
Other borrowings	(117)	(1)	(118)
Total increase in interest expense	48	1,482	1,529

Increase (Decrease) in net interest income	$1,388	$248	$1,636

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

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

The allowance as a percentage of loans was 1.24% at June 30, 2019 as compared to 1.31% at December 31, 2018.  This decrease was due to an increase in total loans of $31.5 million, or 5.3%, over the same period.

Noninterest Income

Noninterest income for the three months ended June 30, 2019 was $295,000 compared to $486,000 for the same period in 2018, a decrease of $191,000, or 39.3%.  The following table sets forth the major components of our noninterest income for the three months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,
	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$40	$38	$2	5.26%
Secondary market income	109	93	16	17.20
Other income and fees	146	355	(209)	(58.87)
Total noninterest income	$295	$486	$(191)	(39.30%)

Noninterest income for the six months ended June 30, 2019 was $518,000 compared to $750,000 for the same period in 2018, a decrease of $232,000, or 30.9%.  The following table sets forth the major components of our noninterest income for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$77	$78	$(1)	(1.28%)
Secondary market income	169	173	(4)	(2.31)
Other income and fees	272	499	(227)	(45.49)
Total noninterest income	$518	$750	$(232)	(30.93%)

Noninterest Expense

Noninterest expense for the three months ended June 30, 2019 was $4.0 million compared to $3.5 million for the same period in 2018, an increase of $502,000, or 14.2%, which is discussed below. The following table sets forth the major components of our noninterest expense for the three months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,
	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$2,365	$1,845	$520	28.18%
Furniture and equipment	218	152	66	43.42
Occupancy	378	288	90	31.25
Data and item processing	276	235	41	17.45
Accounting, legal and professional fees	142	110	32	29.09
Regulatory assessments	31	125	(94)	(75.20)
Advertising and public relations	92	163	(71)	(43.56)
Travel, lodging and entertainment	92	165	(73)	(44.24)
Other expense	454	463	(9)	(1.94)
Total noninterest expense	$4,048	$3,546	$502	14.16%

Salaries and employee benefits totaled $2.4 million for the second quarter of 2019 compared to $1.8 million for the same period in 2018, an increase of $520,000 or 28.2%.  This increase related to the additional personnel hired in 2019 associated with our newly opened locations.

Accounting, legal and professional fees totaled $142,000 for the second quarter of 2019 compared to $110,000 for the same period in 2018, an increase of $32,000 or 29.1%.  This increase related to the additional costs associated with being a public company.

Travel, lodging and entertainment totaled $92,000 for the second quarter of 2019 compared to $165,000 for the same period in 2018, a decrease of $73,000 or 44.2%.  This decrease primarily related to the elimination of aircraft expense as the plane was sold during the third quarter of 2018.

Noninterest expense for the six months ended June 30, 2019 was $7.8 million compared to $7.2 million for the same period in 2018, an increase of $581,000, or 8.0%, which is discussed below. The following table sets forth the major components of our noninterest expense for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$4,536	$3,995	$541	13.54%
Furniture and equipment	377	309	68	22.01
Occupancy	721	579	142	24.53
Data and item processing	538	468	70	14.96
Accounting, legal and professional fees	289	144	145	100.69
Regulatory assessments	63	251	(188)	(74.50)
Advertising and public relations	278	350	(72)	(20.57)
Travel, lodging and entertainment	134	358	(224)	(62.57)
Other expense	867	768	99	12.89
Total noninterest expense	$7,803	$7,222	$581	8.04%

Salaries and employee benefits totaled $4.5 million for the six months ended June 30, 2019 compared to $4.0 million for the same period in 2018, an increase of $541,000 or 13.5%.  This increase related to the additional personnel hired in 2019 associated with our newly opened locations.

Accounting, legal and professional fees totaled $289,000 for the six months ended June 30, 2019 compared to $144,000 for the same period in 2018, an increase of $145,000 or 100.7%.  This increase related to the additional costs associated with being a public company.

Travel, lodging and entertainment totaled $134,000 for the six months ended June 30, 2019 compared to $358,000 for the same period in 2018, a decrease of $224,000 or 62.6%.  This decrease primarily related to the elimination of aircraft expense as the plane was sold during the third quarter of 2018.

Financial Condition

The following discussion of our financial condition compares June 30, 2019 and December 31, 2018.

Total Assets

Total assets increased $27.9 million, or 3.6%, to $798.4 million as of June 30, 2019, as compared to $770.5 million as of December 31, 2018. The increasing trend in total assets is primarily attributable to strong organic loan and deposit growth within the Oklahoma City and Dallas/Fort Worth metropolitan areas, and our expansion into the Tulsa market.

Loan Portfolio

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of June 30, 2019 and December 31, 2018, our gross loans were $633.0 million and $601.9 million, respectively.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of June 30, 2019, and December 31, 2018:

	As of June 30,		As of December 31,
	2019		2018
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$83,291	13.2%	$87,267	14.5%
1-4 family commercial	36,165	5.7	33,278	5.5
Commercial real estate – other	188,142	29.7	156,396	26.0
Total commercial real estate	307,598	48.6	276,941	46.0

Commercial & industrial	256,100	40.4	248,394	41.3
Agricultural	56,167	8.9	62,844	10.4
Consumer	13,093	2.1	13,723	2.3
Gross loans	632,958	100.0%	601,902	100.0%
Less unearned income, net	(1,508)		(1,992)
Total loans	631,450		599,910
Allowance for loan and lease losses	(7,836)		(7,832)
Net loans	$623,614		$592,078

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

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of June 30, 2019
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$723	$26,444	$813	$54,609	$—	$702	$83,291
1-4 family commercial	323	13,391	1,288	20,375	48	740	36,165
Commercial real estate – other	166	18,886	11,694	149,166	2,864	5,366	188,142
Total commercial real estate	1,212	58,721	13,794	224,150	2,912	6,808	307,598

Commercial & industrial	11,368	154,245	8,564	73,932	13	7,978	256,100
Agricultural	3,945	37,887	2,991	7,890	1,446	2,008	56,167
Consumer	2,867	—	5,210	575	3,356	1,085	13,093
Gross loans	$19,392	$250,853	$30,560	$306,547	$7,727	$17,879	$632,958

	As of December 31, 2018
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$741	$29,412	$617	$56,497	$—	$—	$87,267
1-4 family commercial	682	19,866	1,643	10,934	—	153	33,278
Commercial real estate – other	457	14,280	283	134,090	2,197	5,089	156,396
Total commercial real estate	1,880	63,558	2,543	201,521	2,197	5,242	276,941

Commercial & industrial	13,725	153,891	7,878	66,631	14	6,255	248,394
Agricultural	4,474	32,496	4,084	17,669	1,374	2,747	62,844
Consumer	2,688	—	5,443	50	4,453	1,089	13,723
Gross loans	$22,767	$249,945	$19,948	$285,871	$8,038	$15,333	$601,902

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

The allowance was $7.8 million at June 30, 2019 and December 31, 2018.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Six Months Ended
	June 30, 2019	June 30, 2018
	(Dollars in thousands)
Balance at beginning of the period	$7,832	$7,654
Provision for loan losses	—	100
Charge-offs:
Construction & development	—	—
1-4 family commercial	—	(25)
Commercial real estate – other	—	—
Commercial & industrial	(4)	(61)
Agricultural	(10)	—
Consumer	—	—
Total charge-offs	(14)	(86)
Recoveries:
Construction & development	—	—
1-4 family commercial	2	2
Commercial real estate – other	—	2
Commercial & industrial	13	29
Agricultural	3	—
Consumer	—	1
Total recoveries	18	34
Net recoveries (charge-offs)	4	(52)
Balance at end of the period	$7,836	$7,702

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of June 30,		As of December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,031	13.16%	$1,136	14.50%
1-4 family commercial	448	5.71	433	5.53
Commercial real estate - other	2,329	29.72	2,035	25.98
Commercial & industrial	3,171	40.47	3,231	41.26
Agricultural	695	8.87	818	10.44
Consumer	162	2.07	179	2.29
Total	$7,836	100.0%	$7,832	100.0%

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

Nonperforming loans include loans 90 days past due and still accruing, TDRs still accruing and loans accounted for on a nonaccrual basis. Nonperforming assets consist of nonperforming loans plus OREO. Loans accounted for on a nonaccrual basis were $2.2 million as of June 30, 2019 and $2.6 million as of December 31, 2018. TDR’s not accounted for on a nonaccrual basis were $674,000 as of June 30, 2019 and $0 as of December 31, 2018.  Loans past due greater than 90 days and accruing were $1.1 million as of June 30, 2019 and $0 as of December 31, 2018.  OREO was $188,000 as of June 30, 2019 and $110,000 as of December 31, 2018.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of June 30,	As of December 31,
	2019	2018
	(Dollars in thousands)
Nonaccrual loans	$2,240	$2,615
Troubled debt restructurings (1)	674	—
Accruing loans 90 or more days past due	1,097	—
Total nonperforming loans	4,011	2,615
Other real estate owned	188	110
Total nonperforming assets	$4,199	$2,725
Ratio of nonperforming loans to total loans	0.64%	0.44%
Ratio of nonperforming assets to total assets	0.53%	0.35%

(1)	$2.2 million and $501,000 of TDRs as of June 30, 2019 and December 31, 2018, respectively, are included in the nonaccrual loans balance in the line above

The following tables present an aging analysis of loans as of the dates indicated.

	As of June 30, 2019
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Total Loans 90+ days and accruing	Total past due Loans	Current	Gross Loans
	(Dollars in thousands)
Construction & development	$—	$—	$—	$—	$—	$83,291	$83,291
1-4 family commercial	69	—	8	—	77	36,088	36,165
Commercial real estate - other	—	—	—	—	—	188,142	188,142
Commercial & industrial	—	—	—	—	—	256,100	256,100
Agricultural	541	—	1,097	1,097	1,638	54,529	56,167
Consumer	99	—	—	—	99	12,994	13,093
Total	$709	$—	$1,105	$1,097	$1,814	$631,144	$632,958

	As of December 31, 2018
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Total Loans 90+ days and accruing	Total past due Loans	Current	Gross Loans
	(Dollars in thousands)
Construction & development	$—	$—	$—	$—	$—	$87,267	$87,267
1-4 family commercial	8	—	—	—	8	33,270	33,278
Commercial real estate - other	—	—	—	—	—	156,396	156,396
Commercial & industrial	—	5	—	—	5	248,389	248,394
Agricultural	—	—	—	—	—	62,844	62,844
Consumer	41	—	—	—	41	13,682	13,723
Total	$49	$5	$—	$—	$54	$601,848	$601,902

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

Substandard loans totaled $9.9 million as of June 30, 2019, an increase of $792,000 compared to December 31, 2018. The increase primarily related to one agricultural relationship, comprised of four notes totaling $1.5 million with no specific reserve. During the quarter ended June 30, 2019, loans classified as substandard had payoffs or paydowns totaling $773,000.

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of June 30, 2019
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$81,053	$2,238	$—	$—	$83,291
1-4 family commercial	35,463	694	—	8	36,165
Commercial real estate – other	182,645	1,510	2,076	1,911	188,142
Commercial & industrial	216,425	33,489	877	5,309	256,100
Agricultural	51,287	110	2,129	2,641	56,167
Consumer	13,093	—	—	—	13,093
Total	$579,966	$38,041	$5,082	$9,869	$632,958

	As of December 31, 2018
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$84,485	$2,782	$—	$—	$87,267
1-4 family commercial	29,942	3,221	—	115	33,278
Commercial real estate – other	154,353	1,559	—	484	156,396
Commercial & industrial	204,671	36,342	—	7,381	248,394
Agricultural	57,782	758	3,207	1,097	62,844
Consumer	13,723	—	—	—	13,723
Total	$544,956	$44,662	$3,207	$9,077	$601,902

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

The following table presents loans restructured as TDRs as of June 30, 2019 and December 31, 2018.

	As of June 30, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
Commercial real estate – other	1	$1,911	$1,911	$32
Agricultural	2	674	674	—
Commercial & industrial	1	321	321	—
Total	4	$2,906	$2,906	$32

	As of December 31, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
Commercial & industrial	1	$501	$501	$—
Total	1	$501	$501	$—

There were no payment defaults with respect to loans modified as TDRs as of June 30, 2019 and December 31, 2018.

Impairment analyses are prepared on TDRs in conjunction with the normal allowance process. TDRs restructured during the six months ended June 30, 2019 and the twelve months ended December 31, 2018 required $32,000 and $0 in specific reserves, respectively. There were no charge-offs on TDRs for the six months ended June 30, 2019 or the twelve months ended December 31, 2018.

The following table presents total TDRs, both in accrual and nonaccrual status as of the periods indicated:

	As of June 30, 2019		As of December 31, 2018
	Number of Contracts	Amount	Number of Contracts	Amount
		(Dollars in thousands)
Accrual	2	$674	—	$—
Nonaccrual	2	2,232	1	501
Total	4	$2,906	1	$501

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

Total deposits as of June 30, 2019 and December 31, 2018 were $696.1 million and $675.9 million, respectively. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	As of June 30,		As of December 31,
	2019		2018
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars in thousands)
Noninterest-bearing demand	$190,092	27.3%	$201,159	29.8%
Interest-bearing:
NOW deposits	92,183	13.2	91,896	13.6
Money market	131,478	18.9	118,150	17.5
Savings deposits	69,401	10.0	69,548	10.3
Time deposits (more than $100,000)	182,125	26.2	167,304	24.8
Time deposits ($100,000 or less)	30,776	4.4	27,846	4.1
Total interest-bearing	505,963	72.7	474,744	70.2
Total deposits	$696,055	100.0%	$675,903	100.0%

The following table summarizes our average deposit balances and weighted average rates for the six-month period ending June 30, 2019 and year ended December 31, 2018:

	For the Six Months Ended June 30,		For the Year Ended December 31,
	2019		2018
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$182,760	0.00%	$183,750	0.00%
Interest-bearing:
NOW	94,653	1.86	71,384	1.56
Money market	125,431	2.12	90,230	1.65
Savings	70,120	1.42	79,267	1.23
Time	199,276	2.04	220,023	1.55
Total interest-bearing	489,480	1.94	460,904	1.52
Total deposits	$672,240	1.41%	$644,654	1.08%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of June 30, 2019 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits ($100,000 or less)	$7,031	$6,404	$10,481	$6,860	$30,776
Time deposits (more than $100,000)	44,224	40,223	71,593	26,085	182,125
Total time deposits	$51,255	$46,627	$82,074	$32,945	$212,901

	As of December 31, 2018 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits ($100,000 or less)	$6,229	$4,791	$10,342	$6,484	$27,846
Time deposits (more than $100,000)	33,308	41,193	71,827	20,976	167,304
Total time deposits	$39,537	$45,984	$82,169	$27,460	$195,150

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

As of June 30, 2019, we had no unsecured fed funds lines with correspondent depository institutions with no amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $62.3 million as of June 30, 2019 and $66.3 million as of December 31, 2018.

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

As of June 30, 2019, the Bank was in compliance with all applicable regulatory requirements and categorized as “well-capitalized” under the prompt corrective action frame work.  There have been no conditions or events since June 30, 2019 that management believes would change this classification.

The table below presents our applicable capital requirements, as well as our capital ratios as of June 30, 2019 and December 31, 2018. The Company exceeded all regulatory capital requirements and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. As of June 30, 2019, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

	Actual		With Capital Conservation Buffer		Minimum To be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2019:
Total capital to risk-weighted assets
Company	$104,778	17.16%	$64,100	10.500%	N/A	N/A
Bank	104,609	17.16	63,991	10.500	60,944	10.00
Tier 1 capital to risk-weighted assets
Company	97,145	15.91	51,891	8.500	N/A	N/A
Bank	96,988	15.91	51,802	8.500	48,755	8.00
CET 1 capital to risk-weighted assets
Company	97,145	15.91	42,733	7.000	N/A	N/A
Bank	96,988	15.91	42,660	7.000	39,613	6.50
Tier 1 leverage ratio
Company	97,145	12.34	N/A	N/A	N/A	N/A
Bank	96,988	12.35	N/A	N/A	39,258	5.00

	Actual		With Capital Conservation Buffer		Minimum To be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2018:
Total capital to risk-weighted assets
Company	$92,693	15.86%	$57,709	9.875%	N/A	N/A
Bank	93,704	16.03	57,709	9.875	58,439	10.00
Tier 1 capital to risk-weighted assets
Company	85,382	14.61	46,021	7.875	N/A	N/A
Bank	86,393	14.78	46,021	7.875	46,751	8.00
CET 1 capital to risk-weighted assets
Company	85,382	14.61	37,255	6.375	N/A	N/A
Bank	86,393	14.78	37,255	6.375	37,985	6.50
Tier 1 leverage ratio
Company	85,382	11.13	N/A	N/A	N/A	N/A
Bank	86,393	11.26	N/A	N/A	38,355	5.00

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased to $99.0 million as of June 30, 2019, compared to $88.5 million as of December 31, 2018. The increases were driven by retained capital from net income during the periods.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of June 30, 2019, and December 31, 2018:

	Payments Due as of June 30, 2019
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$483,154	$—	$—	$—	$483,154
Time deposits	179,956	32,154	791	—	212,901
Borrowings	—	—	—	—	—
Operating lease commitments	601	807	192	—	1,600
Total contractual obligations	$663,711	$32,961	$983	$—	$697,655

	Payments Due as of December 31, 2018
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$480,753	$—	$—	$—	$480,753
Time deposits	167,690	23,406	4,054	—	195,150
Borrowings	—	—	—	—	—
Operating lease commitments	579	802	303	—	1,684
Total contractual obligations	$649,022	$24,208	$4,357	$—	$677,587

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

The following table summarizes commitments as of the dates presented.

	As of June 30, 2019	As of December 31, 2018
	(Dollars in thousands)
Commitments to extend credit	$172,621	$135,015
Standby letters of credit	2,003	1,078
Total	$174,624	$136,093

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated unaudited financial statements as of June 30, 2019.

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

Goodwill and Intangibles

Goodwill from an acquisition is the value attributable to unidentifiable intangible elements acquired. At a minimum, annual evaluation of the value of goodwill is required. Management evaluated the carrying value of the Company’s goodwill as of June 30, 2019 and December 31, 2018, and determined that no impairment existed.

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

ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk

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

The following tables summarize the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of June 30, 2019		As of December 31, 2018
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+400	49.88%	21.68%	48.28%	22.97%
+300	37.18	20.20	35.66	21.50
+200	24.44	18.61	22.99	19.95
+100	11.44	16.91	10.17	18.29
Base	(1.92)	15.08	(3.07)	16.50
-100	(12.10)	13.17	(15.30)	14.58

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

ITEM 4.

Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2019 of our disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, such controls.

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

BANK7 CORP.

DATED:	August 13, 2019	By: /s/ Thomas L. Travis
Thomas L. Travis
President and Chief Executive Officer

DATED:	August 13, 2019	By: /s/ Kelly J. Harris
Kelly J. Harris
Senior Vice President and Chief Financial Officer