Form 10-Q
period 2019-09-30
Bank7 Corp.
filed 2019-11-14
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

As of NOVEMBER 14, 2019, the registrant had 10,057,506 shares of common stock, par value $0.01, outstanding.

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

Item 1.	Financial Statements

Bank7 Corp.
Consolidated Balance Sheets
(Dollar amounts in thousands)

Assets	September 30, 2019 (Unaudited)	December 31, 2018

Cash and due from banks	$110,594	$128,090
Interest-bearing time deposits in other banks	31,890	31,759
Loans, net of allowance for loan losses of $7,841 and $7,832 at September 30, 2019 and December 31, 2018, respectively	666,755	592,078
Loans held for sale	-	512
Premises and equipment, net	8,395	7,753
Nonmarketable equity securities	1,072	1,055
Foreclosed assets held for sale	77	110
Goodwill and intangibles	1,840	1,995
Interest receivable and other assets	6,198	7,159

Total assets	$826,821	$770,511

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$202,989	$201,159
Interest-bearing	519,145	474,744

Total deposits	722,134	675,903

Income taxes payable	-	1,913
Interest payable and other liabilities	4,072	4,229

Total liabilities	726,206	682,045

Shareholders’ equity
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, non-voting, par value $0.01 per share, 20,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 10,057,506 shares issued and outstanding	101	102
Additional paid-in capital	92,353	80,275
Retained earnings	8,161	8,089

Total shareholders’ equity	100,615	88,466

Total liabilities and shareholders’ equity	$826,821	$770,511

See Notes to Unaudited Consolidated Financial Statements

Bank7 Corp.
 Unaudited Consolidated Statements of Operations
(Dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest Income
Loans, including fees	$12,179	$11,082	$35,902	$32,490
Interest-bearing time deposits in other banks	500	147	1,414	438
Interest-bearing deposits in other banks	392	510	1,398	1,288

Total interest income	13,071	11,739	38,714	34,216

Interest Expense
Deposits	2,471	1,881	7,178	4,940
Other borrowings	-	57	-	175

Total interest expense	2,471	1,938	7,178	5,115

Net Interest Income	10,600	9,801	31,536	29,101

Provision for Loan Losses	-	-	-	100

Net Interest Income After Provision for Loan Losses	10,600	9,801	31,536	29,001

Noninterest Income
Secondary market income	69	95	146	173
Service charges on deposit accounts	110	88	279	261
Other	330	136	602	635

Total noninterest income	509	319	1,027	1,069

Noninterest Expense
Salaries and employee benefits	14,256	2,082	18,792	6,077
Furniture and equipment	229	182	606	491
Occupancy	436	319	1,157	898
Data and item processing	276	248	814	716
Accounting, marketing and legal fees	218	74	507	218
Regulatory assessments	31	145	94	396
Advertising and public relations	71	63	349	413
Travel, lodging and entertainment	153	260	287	618
Other	402	432	1,269	1,200

Total noninterest expense	16,072	3,805	23,875	11,027

Income (Loss) Before Taxes	(4,963)	6,315	8,688	19,043
Income tax expense (benefit)	1,556	(395)	4,965	(395)
Net Income (Loss)	$(6,519)	$6,710	$3,723	$19,438

Earnings per common share - basic	$(0.64)	$0.88	$0.37	$2.63
Earnings per common share - diluted	(0.64)	0.87	0.37	2.62
Weighted average common shares outstanding - basic	10,149,007	7,634,239	10,174,528	7,404,350
Weighted average common shares outstanding - diluted	10,161,778	7,669,348	10,176,360	7,416,182

See Notes to Unaudited Consolidated Financial Statements

Bank7 Corp.
Unaudited Consolidated Statements of Shareholders’ Equity
(Dollar Amounts in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common Stock (Shares)
Balance at beginning of period	10,187,500	7,287,500	10,187,500	7,287,500
Common stock issued	-	2,900,000	-	2,900,000
Shares issued for restricted stock units	19,431	-	19,431	-
Shares acquired and canceled	(149,425)	-	(149,425)	-
Balance at end of period	$10,057,506	$10,187,500	$10,057,506	$10,187,500

Common Stock (Amount)
Balance at beginning of period	$102	$73	$102	$73
Shares issued, net of offering costs	-	29	-	29
Shares acquired and canceled	(1)	-	(1)	-
Balance at end of period	$101	$102	$101	$102

Additional Paid-in Capital
Balance at beginning of period	$80,604	$6,987	$80,275	$6,987
Capital contribution	-	137	-	137
Shares issued, net of offering costs	-	50,125	-	50,125
Reclassification of undistributed S Corporation earnings	-	22,872	-	22,872
Stock-based compensation expense	11,749	15	12,078	15
Balance at end of period	$92,353	$80,136	$92,353	$80,136

Retained Earnings
Balance at beginning of period	$18,331	$70,493	$8,089	$62,116
Net income (loss)	(6,519)	6,710	3,723	19,438
Reclassification of undistributed S Corporation earnings	-	(22,872)	-	(22,872)
Common stock acquired and canceled	(2,645)	-	(2,645)	-
Cash dividends declared ($0.10, $0.60, $0.10, $7.71 per share)	(1,006)	(51,804)	(1,006)	(56,155)
Balance at end of period	$8,161	$2,527	$8,161	$2,527

Total shareholders' equity	$100,615	$82,765	$100,615	$82,765

See Notes to Unaudited Consolidated Financial Statements

Bank7 Corp.
Unaudited Consolidated Statements of Cash Flows
(Dollar Amounts in thousands)

	Nine months ended September 30,
	2019	2018

Operating Activities
Net income	$3,723	$19,438
Items not requiring (providing) cash
Depreciation and amortization	651	602
Provision for loan losses	-	100
Net increase on other real estate owned	-	(10)
Gain on sales of loans	(146)	(173)
Stock-based compensation expense	12,078	15
(Gain) loss on sale of premises and equipment	182	(138)
Cash receipts from the sale of loans originated for sale	6,767	6,111
Cash disbursements for loans originated for sale	(6,109)	(5,550)
(Gain) loss on sale of other real estate owned	(362)	3
Deferred income tax benefit (expense)	176	(731)
Changes in
Interest receivable and other assets	785	(653)
Interest payable and other liabilities	(3,076)	1,108

Net cash provided by operating activities	14,669	20,122

Investing Activities
Maturities of interest-bearing time deposits in other banks	12,606	1,393
Purchases of interest-bearing time deposits in other banks	(12,737)	(992)
Net change in loans	(74,755)	(21,914)
Purchases of premises and equipment	(1,697)	-
Proceeds from sale of premises and equipment	377	1,526
Purchase of nonmarketable equity securities	(17)	(6)
Proceeds from sale of foreclosed assets	473	47

Net cash used in investing activities	(75,750)	(19,946)

Financing Activities
Net change in deposits	46,231	38,482
Repayment of borrowed funds	-	(5,600)
Cash distributions	-	(56,155)
Capital injection	-	137
Common stock acquired and canceled	(2,646)	-
Net change in common stock	-	50,154

Net cash provided by financing activities	43,585	27,018

(Decrease) Increase in Cash and Due from Banks	(17,496)	27,194

Cash and Due from Banks, Beginning of Period	128,090	100,054

Cash and Due from Banks, End of Period	$110,594	$127,248

Supplemental Disclosure of Cash Flows Information
Interest paid	$6,912	$2,954
Income taxes paid	$5,458	$-
Dividends declared and not paid	$1,006	$-
Non-cash stock contribution	$11,627

Supplemental Disclosures of Non-Cash Investing Activities
Foreclosed assets acquired in settlement of loans	$78	$50

See Notes to Unaudited Consolidated Financial Statements

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, and establishes a new control-based revenue recognition model for revenue from contracts with customers.  The revenue line items in scope of this ASU have been identified and final assessment is pending; however, the majority of the Company’s financial instruments are not within the scope of Topic 606.  Material revenue streams within the scope of Topic 606 include service charges on deposits.  The guidance in the ASU is effective for annual reporting periods beginning after December 15, 2018.  Based on the revenue streams impacted, this ASU will not have a material impact on the Company’s financial condition or results of operation.  The Company will adopt this ASU for the annual period ending December 31, 2019.

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

Bank7 Corp.

Notes to Unaudited Consolidated Financial Statements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The ASU requires lessees to recognize a lease liability and a right-of-use asset for all leases, excluding short-term leases, at the commencement date.  The guidance in the ASU is effective for reporting periods beginning after December 15, 2019.  Additionally, a modified retrospective transition approach is required for a leases existing at the earliest comparative period presented.  Management is assessing the impact of this ASU; however, it is not expected to have a material impact on the Company’s financial condition, results of operation, or capital position, but will impact the presentation on the balance sheet of the Company’s current operating leases.  The Company will adopt this ASU in the first quarter of 2021.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326).  The ASU requires the replacement of the current incurred loss model with an expected loss model, referred to as the current expected credit loss (CECL) model.  The guidance in the ASU is effective for reporting periods beginning after December 15, 2021 with a cumulative-effect adjustment to retained earnings required for the first reporting period.  Management is still assessing the impact of this ASU.  The Company will adopt this ASU in the first quarter of 2023.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). ASU 2018-13 removes, modifies and adds disclosure requirements on fair value measurements. ASU 2018-13 will be effective for the Company on January 1, 2020. Early adoption is permitted. In addition, early adoption of any removed or modified disclosures and delayed adoption of the additional disclosures until the effective date is also permitted. It is expected that adoption will not have a significant impact on the Company's financial condition and results of operations. The Company expects to adopt the standard in the first quarter of 2020.

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

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at September 30, 2019 was $17.5 million.

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

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

The following table shows the computation of basic and diluted earnings per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
(Dollars in thousands, except per share amounts)
Numerator
Net income (loss)	$(6,519)	$6,710	$3,723	$19,438

Denominator
Denominator for basic earnings per common share	10,149,007	7,634,239	10,174,528	7,404,350
Dilutive effect of stock compensation (1)	12,771	35,109	1,832	11,832
Denominator for diluted earnings per share	10,161,778	7,669,348	10,176,360	7,416,182

Earnings per common share
Basic	$(0.64)	$0.88	$0.37	$2.63
Diluted	$(0.64)	$0.87	$0.37	$2.62

(1)
Nonqualified stock options outstanding of 163,000 and 130,000 have not been included in diluted earnings per share for the three and nine month periods ended September 30, 2019, respectively, because to do so would have been antidilutive for those periods.

Note 5:	Loans and Allowance for Loan Losses

A summary of loans at September 30, 2019 and December 31, 2018, are as follows (dollars in thousands):

	September 30, 2019	December 31, 2018

Construction & development	$68,714	$87,267
1-4 family commercial	30,037	33,278
Commercial real estate - other	253,986	156,396
Total commercial real estate	352,737	276,941

Commercial & industrial	252,516	248,394
Agricultural	58,583	62,844
Consumer	12,194	13,723

Gross loans	676,030	601,902

Less allowance for loan losses	(7,841)	(7,832)
Less deferred loan fees	(1,434)	(1,992)

Net loans	$666,755	$592,078

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2019
Balance, beginning of period	$1,031	$448	$2,329	$3,171	$695	$162	$7,836

Charge-offs	-	(2)	-	-	-	-	(2)
Recoveries	-	1	-	6	-	-	7

Net recoveries	-	(1)		6	-	-	5

Provision (credit) for loan losses	(234)	(99)	618	(248)	(16)	(21)	-

Balance, end of period	$797	$348	$2,947	$2,929	$679	$141	$7,841

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2018
Balance, beginning of period	$1,283	$435	$1,972	$3,013	$808	$191	$7,702

Charge-offs	-	(1)	-	(13)	-	-	(14)
Recoveries	-	1	-	38	1	-	40

Net recoveries	-	-	-	25	1	-	26

Provision (credit) for loan losses	98	3	(67)	(14)	(17)	(3)	-

Balance, end of period	$1,381	$438	$1,905	$3,024	$792	$188	$7,728

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2019
Balance, beginning of period	$1,136	$433	$2,035	$3,231	$818	$179	$7,832

Charge-offs	-	(2)	-	(4)	(11)	-	(17)
Recoveries	-	3	-	20	3	-	26

Net charge-offs	-	1	-	16	(8)	-	9

Provision (credit) for loan losses	(339)	(86)	912	(318)	(131)	(38)	-

Balance, end of period	$797	$348	$2,947	$2,929	$679	$141	$7,841

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2018
Balance, beginning of period	$1,407	$431	$1,865	$2,779	$1,015	$157	$7,654

Charge-offs	-	(25)	-	(74)	-	-	(99)
Recoveries	-	3	2	66	1	1	73

Net charge-offs	-	(22)	2	(8)	1	1	(26)

Provision (credit) for loan losses	(26)	29	38	253	(224)	30	100

Balance, end of period	$1,381	$438	$1,905	$3,024	$792	$188	$7,728

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

The following table presents, by portfolio segment, the balance in allowance for loan losses and the gross loans based upon portfolio segment and impairment method as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2019
Allowance Balance
Ending balance Individually evaluated for impairment	$-	$-	$32	$-	$-	$-	$32
Collectively evaluated for impairment	797	348	2,915	2,929	679	141	7,809

Total	$797	$348	$2,947	$2,929	$679	$141	$7,841

Gross Loans
Ending balance Individually evaluated for impairment	$-	$-	$4,075	$4,143	$3,518	$-	$11,736
Collectively evaluated for impairment	68,714	30,037	249,911	248,373	55,065	12,194	664,294

Total	$68,714	$30,037	$253,986	$252,516	$58,583	$12,194	$676,030

December 31, 2018
Allowance Balance
Ending balance Individually evaluated for impairment	$-	$-	$32	$14	$-	$-	$46
Collectively evaluated for impairment	1,136	433	2,003	3,217	818	179	7,786

Total	$1,136	$433	$2,035	$3,231	$818	$179	$7,832

Gross Loans
Ending balance Individually evaluated for impairment	$-	$115	$484	$7,381	$1,097	$-	$9,077
Collectively evaluated for impairment	87,267	33,163	155,912	241,013	61,747	13,723	592,825

Total	$87,267	$33,278	$156,396	$248,394	$62,844	$13,723	$601,902

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

The Company evaluates the definitions of loan grades and the allowance for loan losses methodology on an ongoing basis.  No changes were made to either during period ended September 30, 2019.

The following table presents the credit risk profile of the Company’s loan portfolio based on internal rating category as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2019
Grade
1 (Pass)	$66,939	$29,426	$244,096	$227,650	$52,841	$12,194	$633,146
2 (Watch)	1,775	611	3,769	7,592	95	-	13,842
3 (Special Mention)	-	-	2,046	13,131	2,129	-	17,306
4 (Substandard)	-	-	4,075	4,143	3,518	-	11,736

Total	$68,714	$30,037	$253,986	$252,516	$58,583	$12,194	$676,030

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2018
Grade
1 (Pass)	$84,485	$29,942	$154,353	$204,671	$57,782	$13,723	$544,956
2 (Watch)	2,782	3,221	1,559	36,342	758	-	44,662
3 (Special Mention)	-	-	-	-	3,207	-	3,207
4 (Substandard)	-	115	484	7,381	1,097	-	9,077

Total	$87,267	$33,278	$156,396	$248,394	$62,844	$13,723	$601,902

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of  September 30, 2019 and December 31, 2018 (dollars in thousands):

	Past Due						Total Loans
	30–59 Days	60–89 Days	Greater than 90 Days	Total	Current	Total Loans	> 90 Days & Accruing

September 30, 2019
Construction & development	$-	$-	$-	$-	$68,714	$68,714	$-
1 - 4 Family Real Estate	-	-	-	-	30,037	30,037	-
Commercial Real Estate - other	-	-	-	-	253,986	253,986	-
Commercial & industrial	-	-	14	14	252,502	252,516	14
Agricultural	62	-	1,625	1,687	56,896	58,583	598
Consumer	39	21	-	60	12,134	12,194	-

Total	$101	$21	$1,639	$1,761	$674,269	$676,030	$612

December 31, 2018
Construction & development	$-	$-	$-	$-	$87,267	$87,267	$-
1 - 4 Family Real Estate	8	-	-	8	33,270	33,278	-
Commercial Real Estate - other	-	-	-	-	156,396	156,396	-
Commercial & industrial	-	5	-	5	248,389	248,394	-
Agricultural	-	-	-	-	62,844	62,844	-
Consumer	41	-	-	41	13,682	13,723	-

Total	$49	$5	$-	$54	$601,848	$601,902	$-

The following table presents impaired loans as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
						Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
September 30, 2019
Construction & development	$-	$-	$-	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-	3	-	277	-
Commercial Real Estate - other	4,075	2,215	1,860	4,075	32	3,354	131	1,883	197
Commercial & industrial	4,143	4,143	-	4,143	-	6,612	91	6,164	49
Agricultural	3,518	3,518	-	3,518	-	2,421	(56)	2,267	269
Consumer	-	-	-	-	-	-	-	128	-

Total	$11,736	$9,876	$1,860	$11,736	$32	$12,390	$166	$10,719	$515

						Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
December 31, 2018
Construction & development	$-	$-	$-	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	115	115	-	115	-	71	-	60	-
Commercial Real Estate - other	1,990	1,506	484	1,990	32	436	11	470	29
Commercial & industrial	7,614	7,359	22	7,381	14	8,678	140	6,882	424
Agricultural	1,097	1,097	-	1,097	-	1,497	21	1,385	60
Consumer	5	-	-	-	-	7	-	37	1

Total	$10,821	$10,077	$506	$10,583	$46	$10,689	$172	$8,834	$514

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

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At September 30, 2019, the Company had $1,860,000 of commercial real estate loans, and $749,000 of agricultural loans that were modified in troubled-debt restructurings and impaired and $501,000 in commercial loan modifications as of December 31, 2018.  There were $2.6 million in newly modified troubled-debt restructurings during the nine month period ended September 30, 2019, consisting of $1.9 million of commercial real estate loans, and $749,000 of agricultural loans, and no newly modified troubled-debt restructurings during the three month period ended September 30, 2019. There were no newly modified TDRs during the year ended December 31, 2018. The modification of the terms of the TDR loans included one or a combination of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.  These modifications did not result in any increase or decrease to the allowance for loan losses for the period ending September 30, 2019. These TDRs resulted in no charge offs during the period ended September 30, 2019.

There were no troubled-debt restructurings modified in the past three months that subsequently defaulted for the period ended September 30, 2019.

The following table represents information regarding nonperforming assets at September 30, 2019 and December 31, 2018 (dollars in thousands):

	As of
	September 30, 2019	December 31, 2018
Nonaccrual loans	$2,887	$2,615
Troubled-debt restructurings (1)	749	-
Accruing loans 90 or more days past due	612	-
Total nonperforming loans	$4,248	$2,615

(1)	$1.9 million and $501,000 of TDRs as of September 30, 2019 and December 31, 2018, respectively, are included in the nonaccrual loans balance in the line above

Note 6:	Shareholders’ Equity

On September 5, 2019, the Company adopted a Repurchase Plan (the “RP”). The RP authorizes the repurchase of up to 500,000 shares of the Company’s common stock.  To date the Company has made no repurchases under the RP.  Stock repurchases under the RP will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management.

	Nine Months Ended September 30,
	2019	2018
Number of shares repurchased	-	-
Average price of shares repurchased	$-	$-
Shares remaining to be repurchased	500,000	-

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

The Company and Bank are subject to risk-based capital guidelines issued by the federal banking agencies.  These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and Bank’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices.  Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Management believes, as of September 30, 2019, that the Company and Bank met all capital adequacy requirements to which they are subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirements		With Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2019
Total capital to risk-weighted assets
Company	$106,615	16.24%	$52,535	8.00%	$68,952	10.50%	N/A	N/A
Bank	$106,580	16.25%	$52,455	8.00%	$68,847	10.50%	$65,568	10.00%
Tier I capital to risk-weighted assets
Company	$98,774	15.04%	$39,401	6.00%	$55,818	8.50%	N/A	N/A
Bank	$98,739	15.06%	$39,341	6.00%	$55,733	8.50%	$52,455	8.00%
CET I capital to risk-weighted assets
Company	$98,774	15.04%	$29,551	4.50%	$45,968	7.00%	N/A	N/A
Bank	$98,739	15.06%	$29,506	4.50%	$45,898	7.00%	$42,619	6.50%
Tier I capital to average assets
Company	$98,774	12.25%	$32,240	4.00%	N/A	N/A	N/A	N/A
Bank	$98,739	12.27%	$32,229	4.00%	N/A	N/A	$40,286	5.00%

As of December 31, 2018
Total capital to risk-weighted assets
Company	$92,693	15.86%	$46,751	8.00%	$57,709	9.875%	N/A	N/A
Bank	$93,704	16.03%	$46,751	8.00%	$57,709	9.875%	$58,439	10.00%
Tier I capital to risk-weighted assets
Company	$85,382	14.61%	$35,063	6.00%	$46,021	7.875%	N/A	N/A
Bank	$86,393	14.78%	$35,063	6.00%	$46,021	7.875%	$46,751	8.00%
CET I capital to risk-weighted assets
Company	$85,382	14.61%	$26,298	4.50%	$37,255	6.375%	N/A	N/A
Bank	$86,393	14.78%	$26,298	4.50%	$37,255	6.375%	$37,985	6.50%
Tier I capital to average assets
Company	$85,382	11.13%	$30,684	4.00%	N/A	N/A	N/A	N/A
Bank	$86,393	11.26%	$30,684	4.00%	N/A	N/A	$38,355	5.00%

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

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At September 30, 2019, approximately $35.1 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 7:	Related-Party Transactions

At September 30, 2019 and December 31, 2018, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties) approximating $4.9 million and $6.9 million, respectively.  A summary of these loans is as follows (dollars in thousands):

	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period

For the nine months ended September 30, 2019	$6,897	$2,613	$(4,585)	$4,925
Year ended December 31, 2018	$6,684	$7,319	$(7,106)	$6,897

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

The Bank leases office and retail banking space in Woodward, Oklahoma from Haines Realty Investments Company, LLC, a related party of the Company.  Lease expense totaled $46,000 for the three months ended September 30, 2019 and 2018, and $138,000 for the nine months ended September 30, 2019 and 2018.  In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

Note 8:	Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to the maximum legal limit with the Bank matching up to 5% of the employee’s salary. Employer contributions charged to expense for the three months ended September 30, 2019 and 2018 totaled $58,000 and $61,000, respectively.   Employer contributions charged to expense for the nine months ended September 30, 2019 and 2018 totaled $178,000 and $154,000, respectively.

Stock-Based Compensation

The Company adopted a nonqualified incentive stock option plan (the “Bank7 Corp. 2018 Equity Incentive Plan”) in September 2018. The Bank7 Corp. 2018 Equity Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Plan for the three and nine month periods ended September 30, 2019 totaled $121,000 and $450,000, respectively.

On September 5, 2019, our largest shareholders, the Haines Family Trusts, contributed approximately 6.5% of their shares (656,925 shares) to the Company.  Subsequently, the Company immediately issued those shares to certain executive officers, which was charged as compensation expense of $11.8 million, including payroll taxes, through the income statement of the Company. Additionally, at the discretion of the employees receiving shares to assist in paying tax withholdings, 149,425 shares were withheld and subsequently canceled, resulting in a charge to retained earnings of $2.6 million.

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

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

The following table is a summary of the stock option activity under the Bank7 Corp. 2018 Equity Incentive Plan (dollar amounts in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Nine Months Ended September 30, 2019
Outstanding at December 31, 2018	150,000	$19.00
Options Granted	20,500	16.98
Options Exercised	-	-
Options Forfeited	(7,500)	19.00
Outstanding at September 30, 2019	163,000	$18.75	9.04	$37
Exercisable at September 30, 2019	35,625		-	-

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

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

Nine Months Ended September 30, 2019
Risk-free interest rate	2.48%
Dividend yield	2.20%
Stock price volatility	31.14%
Expected term	7.01 yrs

The following table summarizes share information about RSUs for the nine months ended September 30, 2019:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Outstanding at December 31, 2018	130,000	$19.09
Shares granted	-	-
Shares settled	26,000	-
Shares forfeited	-	-
End of the period balance	104,000	$19.09

As of September 30, 2019, there was approximately $1.9 million of unrecognized compensation expense related to 104,000 unvested RSUs and $417,000 of unrecognized compensation expense related to 163,000 unvested and/or unexercised stock options.  The stock option expense is expected to be recognized over a weighted average period of four years, and the RSU expense is expected to be recognized over a weighted average period of five years.  As of September 30, 2019, no RSUs or stock options were vested.

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

Recurring Measurements

There were no assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2019 and December 31, 2018 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2019
Impaired loans (collateral- dependent)	$1,828	$-	$-	$1,828
Foreclosed assets held for sale	$77	$-	$-	$77

December 31, 2018
Impaired loans (collateral- dependent)	$506	$-	$-	$506
Foreclosed assets held for sale	$110	$-	$-	$110

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted- Average
September 30, 2019

Collateral-dependent impaired loans	$1,828	Appraisals from comparable properties	Estimated cost to sell	3-5%

Foreclosed assets held for sale	$77	Appraisals from comparable properties	Estimated cost to sell	7-10%

December 31, 2018

Collateral-dependent impaired loans	$506	Appraisals from comparable properties	Estimated cost to sell	7-10%

Foreclosed assets held for sale	$110	Appraisals from comparable properties	Estimated cost to sell	7-10%

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

The following tables presents estimated fair values of the Company’s financial instruments not     recorded at fair value at September 30, 2019 and December 31, 2018 (dollars in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
September 30, 2019

Financial Assets
Cash and due from banks	$110,594	$110,594	$-	$-	$110,594
Interest-bearing time deposits in other banks	$31,890	$-	$31,891	$-	$31,891
Loans, net of allowance	$666,755	$-	$664,763	$1,860	$666,623
Nonmarketable equity securities	$1,072	$-	$1,072	$-	$1,072
Interest receivable	$3,862	$-	$3,862	$-	$3,862

Financial Liabilities
Deposits	$722,134	$-	$721,976	$-	$721,976
Interest payable	$727	$-	$727	$-	$727

December 31, 2018

Financial Assets
Cash and due from banks	$128,090	$128,090	$-	$-	$128,090
Interest-bearing time deposits in other banks	$31,759	$-	$31,758	$-	$31,758
Loans, net of allowance	$592,078	$-	$591,893	$506	$592,399
Mortgage loans held for sale	$512	$-	$512	$-	$512
Nonmarketable equity securities	$1,055	$-	$1,055	$-	$1,055
Interest receivable	$4,538	$-	$4,538	$-	$4,538

Financial Liabilities
Deposits	$675,903	$-	$675,017	$-	$675,017
Interest payable	$461	$-	$461	$-	$461

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

Bank7 Corp.
Notes to Unaudited Consolidated Financial Statements

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at September 30, 2019 or December 31, 2018.

Note 10:	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets.  The following summarizes those financial instruments with contract amounts representing credit risk as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018

Commitments to extend credit	$197,460	$135,015
Financial and performance standby letters of credit	2,559	1,078

	$200,019	$136,093

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

As of September 30, 2019, hospitality loans were 23% of gross total loans with outstanding balances of $153.7 million and unfunded commitments of $26.3 million; energy loans were 17% of gross total loans with outstanding balances of $116.7 million and unfunded commitments of $29.4 million.

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

General

We are Bank7 Corp., a bank holding company headquartered in Oklahoma City, Oklahoma. Through our wholly-owned subsidiary, Bank7, we operate nine locations in Oklahoma, the Dallas/Fort Worth, Texas metropolitan area and Kansas. We are focused on serving business owners and entrepreneurs by delivering fast, consistent and well-designed loan and deposit products to meet their financing needs. We intend to grow organically by selectively opening additional branches in our target markets and pursuing strategic acquisitions.

As a bank holding company, we generate most of our revenue from interest income on loans and from short-term investments. The primary source of funding for our loans and short-term investments are deposits held by our subsidiary, Bank7. We measure our performance by our return on average assets, return on average equity, earnings per share, capital ratios, and our efficiency ratio (calculated by dividing noninterest expense by the sum of net interest income on a tax equivalent basis) and noninterest income.

As of September 30, 2019, we had total assets of $826.8 million, total loans of $666.8 million, total deposits of $722.1 million and total shareholders’ equity of $100.6 million. In September 2018, in conjunction with our initial public offering, we terminated our status as an S Corporation and elected to be treated as a C Corporation. As this termination occurred at the end of the third quarter of 2018, we have presented information as pre-tax and pro forma numbers in the non-GAAP reconciliation below.

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

Exclusion of loan fee income. We calculate (1) yield on loans (excluding loan fee income) as interest income on loans less loan fee income divided by average total loans and (2) net interest margin (excluding loan fee income) as net interest income less loan fee income divided by average interest-earning assets. The most directly comparable GAAP financial measure for yield on loans (excluding loan fee income) is yield on loans and for net interest margin (excluding loan fee income) is net interest margin.  We believe that loan yields excluding loan fee income and net interest margin excluding loan fee income are measures that are important to many investors in the marketplace who are interested in changes from period to period in our loan yields and net interest margin exclusive of fluctuating levels of nonrecurring loan fee income. The following table reconciles, as of the dates set forth below, yield on loans (excluding loan fee income) to yield on loans and net interest margin (excluding loan fee income) to net interest margin:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Loan interest income (excluding loan fees)
Total loan interest income, including loan fee income	$12,179	$11,082	$35,902	$32,490
Loan fee income	(841)	(943)	(3,498)	(3,893)
Loan interest income excluding loan fee income	$11,338	$10,139	$32,404	$28,597

Average total loans	$651,186	$596,450	$617,398	$578,205
Yield on loans (including loan fee income)	7.42%	7.43%	7.77%	7.49%
Yield on loans (excluding loan fee income)	6.91%	6.80%	7.02%	6.59%

Net interest margin (excluding loan fees)
Net interest income	$10,600	$9,801	$31,536	$29,101
Loan fee income	(841)	(943)	(3,498)	(3,893)
Net interest income excluding loan fees	$9,759	$8,858	$28,038	$25,208

Average earning assets	$797,667	$731,140	$773,752	$708,875
Net interest margin (including loan fee income)	5.27%	5.36%	5.45%	5.47%
Net interest margin (excluding loan fee income)	4.85%	4.85%	4.84%	4.74%

We ended the quarter with a net loss of $6.5 million and net income of $3.7 million, respectively, for the three and nine month periods ending September 30, 2019. On September 5, 2019, our largest shareholders, the Haines Family Trusts, contributed 656,925 of their shares to the Company, approximately 6.5% of shares outstanding.  Subsequently, the Company immediately issued those shares to certain executive officers, which was charged as compensation expense through the income statement of the Company. As part of this transaction, the Company retired 149,425 shares, or $2.6 million, for income and payroll taxes. This previously announced transaction was a one-time, non-cash expense; however, because the shares were simultaneously contributed into the Company by the Haines Family Trusts, the transaction had a virtual net-zero impact to shareholders’ equity.

Excluding the one-time, non-cash expense related to the stock transfer outlined above, net income would have been $5.1 million and $15.4 million, respectively, for the three and nine month periods ending September 30, 2019.  Illustrated below is a reconciliation of pro forma net income through the nine months ended September 30, 2019.

	For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change
(Dollars in thousands)
Pro Forma Net Income
Total Interest Income	$38,714	$34,216	$4,498	13.14%
Total Interest Expense	7,178	5,115	2,063	40.33
Net Interest Margin	31,536	29,101	2,435	8.37

Provision for Loan Losses	$-	$100	$(100)	(100.00%)

Total Noninterest Income	$1,027	$1,069	$(42)	(3.89%)

Total Noninterest Expense	$23,875	$11,027	$12,848	116.51%
Stock Transfer Compensation Expense (1)	(11,796)	-	(11,796)	100.00
Pro Forma Noninterest Expense	12,079	11,027	1,052	11.06

Pro Forma Pre-Tax Income	$20,485	$19,043	$1,442	7.57%

Pro Forma Income Tax Expense	$5,107	$4,764	$343	7.21%

Pro Forma Net After-Tax Income	$15,378	$14,279	$1,098	7.69%

(1) Compensation expense includes $168,000 in payroll taxes.

Pre-tax, pre-provision net earnings is defined as income before taxes and provision for loan losses.  We believe the most directly comparable GAAP financial measure is income before taxes.  Disclosure of this measure enables you to compare our operations to those of other banking companies before consideration of taxes and provision expense, which some investors may consider to be a more appropriate comparison given our S Corporation status and recaptures from the allowance for loan losses.  We calculate our pro forma provision for income taxes and pro-forma net income, return on average assets, return on average equity, and per share amounts by using a combined C Corporation effective tax rate for federal and state income taxes of 25.1% in 2018.  We used an actual combined C Corporation effective tax rate of (31.4%) and 57.2% for the three and nine month periods ended September 30, 2019, due to the permanent tax and nondeductible compensation resulting from the stock award described above.  This calculation reflects only the change in our status as an S Corporation and does not give any effect to any other transaction.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018

Pre-tax, pre-provision net earnings
Net income before income taxes	$(4,963)	$6,315	$8,688	$19,043
Plus: Provision (reversal of) for loan losses	-	-	-	(100)
Pre-tax, pre-provision net earnings	$(4,963)	$6,315	$8,688	$19,143

Adjusted provision for income tax
Net income before income taxes	$(4,963)	$6,315	$8,688	$19,043
Total effective adjusted tax rate	-31.4%	-6.3%	57.2%	-2.1%
Adjusted provision for income taxes	$1,556	$(395)	$4,965	$(395)

Tax-adjusted net income
Net income before income taxes	$(4,963)	$6,315	$8,688	$19,043
Adjusted provision for income taxes	1,556	(395)	4,965	(395)
Tax-adjusted net income	$(6,519)	$6,710	$3,723	$19,438

Tax-adjusted ratios
Tax-adjusted net income (numerator)	$(6,519)	$6,710	$3,723	$19,438

Average assets (denominator)	$806,440	$742,283	$782,694	$718,474
Tax-adjusted return on average assets	-3.21%	3.59%	0.64%	3.62%

Average shareholders' equity (denominator)	$100,012	$80,064	$95,655	$75,710
Tax-adjusted return on average shareholders' equity	-25.86%	33.25%	5.20%	34.33%

Average tangible common equity (denominator)	$98,145	$77,986	$93,736	$73,582
Tax-adjusted return on average tangible common equity	-26.35%	34.13%	5.31%	35.32%

Pro Forma tax-adjusted net income and ratios
Pro forma pre-tax income	$6,834		$20,485
Pro forma income tax expense	1,698		5,107
Pro forma net after-tax income	$5,136		$15,378

Pro forma tax-adjusted net income (numerator)	$5,136		$15,378

Average assets (denominator)	$806,440		$782,694
Pro forma tax-adjusted return on average assets	2.53%		2.63%

Average shareholders' equity (denominator)	$100,012		$95,655
Pro forma tax-adjusted return on average shareholders' equity	20.37%		21.49%

Average tangible common equity (denominator)	$98,145		$93,736
Pro forma tax-adjusted return on average tangible common equity	20.76%		21.93%

Per share data
Weighted average common shares outstanding basic (denominator)	10,149,007	7,634,239	10,174,528	7,404,350
Tax-adjusted net income per common share--basic	$(0.64)	$0.88	$0.37	$2.63

Weighted average common shares outstanding diluted (denominator)	10,161,778	7,669,348	10,176,360	7,416,182
Tax-adjusted net income per common share--diluted	$(0.64)	$0.87	$0.37	$2.62

Weighted average common shares outstanding basic	10,149,007		10,174,528
Plus: Weighted average shares retired related to stock award	40,605		13,684
Pro forma weighted average common shares outstanding basic (denominator)	10,189,612		10,188,212
Pro Forma tax-adjusted net income per common share--basic	$0.50		$1.50

Weighted average common shares outstanding diluted	10,161,778		10,176,360
Plus: Weighted average shares retired related to stock award including dilution	15,063		9,960
Pro forma weighted average common shares outstanding diluted (denominator)	10,176,841		10,186,320
Pro forma tax-adjusted net income per common share--diluted	$0.50		$1.50

Tangible assets
Total assets	$826,349	$751,173
Less: Goodwill and intangibles	(1,840)	(2,046)
Tangible assets	$824,509	$749,127

Tangible shareholders' equity
Total shareholders' equity	$100,615	$82,765
Less: Goodwill and intangibles	(1,840)	(2,046)
Tangible shareholders' equity	$98,775	$80,719

Tangible shareholders' equity
Tangible shareholders' equity (numerator)	$98,775	$80,719
Tangible assets (denominator)	$824,509	$749,127
Tangible common equity to tangible assets	11.98%	10.78%

End of period common shares outstanding	10,057,506	10,187,500
Book value per share	$10.00	$8.12
Tangible book value per share	$9.82	$7.92
Total shareholders' equity to total assets	12.18%	11.02%

For the three and nine month periods ended September 30, 2018, results are presented on a pro forma basis by using a combined C Corporation effective tax rate for federal and Oklahoma income taxes of 25.1%. For the three and nine month periods ended September 30, 2019, results presented are actual results, which reflect the income taxes incurred in accordance with our status as a C Corporation.

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

	September 30,
(Dollars in thousands, except per share data)	2019	2018
Tangible stockholders' equity
Total stockholders' equity	$100,615	$82,765
Less: Goodwill and other intangibles	(1,840)	(2,046)
Tangible stockholders' equity	$98,775	$80,719

Tangible assets
Total assets	$826,349	$751,173
Less: Goodwill and other intangibles	(1,840)	(2,046)
Tangible assets	$824,509	$749,127

Tangible stockholders' equity
Tangible stockholders' equity (numerator)	$98,775	$80,719
Tangible assets (denominator)	$824,509	$749,127
Tangible common equity to tangible assets	11.98%	10.78%

End of period common shares outstanding	10,057,506	10,187,500
Book value per share	$10.00	$8.12
Tangible book value per share	$9.82	$7.92
Total shareholders' equity to total assets	12.18%	11.02%

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

Results of Operations

Performance Summary. For the third quarter of 2019 we reported a pre-tax loss of $5.0 million, compared to pre-tax income of $6.3 million for the third quarter of 2018.  For the first nine months of 2019 we reported pre-tax income of $8.7 million, compared to $19.0 million for the same period in 2018.  On September 5, 2019, our largest shareholders, the Haines Family Trusts, contributed approximately 6.5% of their shares to the Company.  Subsequently, the Company immediately issued those shares to certain executive officers, which was charged as compensation expense of $11.8 million, including payroll taxes, through the income statement of the Company. Additionally, at the discretion of the employees receiving shares to assit in paying tax withholdings, 149,425 shares were withheld and subsequently canceled, resulting in a charge to retained earnings of $2.6 million.

For the third quarter of 2019, interest income increased by $1.3 million, or 11.4%, compared to the third quarter of 2018. For the first nine months of 2019, interest income was $38.7 million, compared to $34.2 million for the same period in 2018. For the third quarter of 2019, average total loans were $651.2 million with loan yields of 7.4% as compared to $596.5 million and loan yields of 7.4% for the third quarter of 2018. For the first nine months of 2019, average total loans were $617.4 million with loan yields of 7.8% as compared to $578.2 million and loan yields of 7.5% for the same period in 2018.

Pre-tax return on average assets was (2.44%) for the third quarter of 2019, as compared to 3.38% for the same period in 2018.  The pre-tax return on average equity was (19.69%) for the third quarter of 2019, as compared to 31.29% for the same period in 2018.  Pre-tax return on average assets was 1.48% for the nine months ended September 30, 2019, as compared to 3.54% for the same period in 2018.  The pre-tax return on average equity was 12.14% for the nine months ended September 30, 2019, as compared to 33.63% for the same period in 2018.  The efficiency ratio was 144.7% for the three months ended September 30, 2019, as compared to 37.6% for the same period in 2018. The efficiency ratio was 73.3% for the nine months ended September 30, 2019, as compared to 37.1% for the same period in 2018.

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

	Net Interest Margin With Loan Fee Income
	For the Three Months Ended September 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments(1)	$145,147	$888	2.43%	$133,322	$657	1.97%
Investment securities(2)	1,069	4	1.48	1,053	—	0.00
Loans held for sale	265	—	0.00	315	—	0.00
Total loans(3)	651,186	12,179	7.42	596,450	11,082	7.43
Total interest-earning assets	797,667	13,071	6.50	731,140	11,739	6.42
Noninterest-earning assets	8,773			11,143
Total assets	$806,440			$742,283

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$287,241	1,234	1.70%	$261,013	1,019	1.56%
Time deposits	220,935	1,237	2.22	207,800	862	1.66
Total interest-bearing deposits	508,176	2,471	1.93	468,813	1,881	1.60
Other borrowings	—	—	0.00	4,487	57	5.08
Total interest-bearing liabilities	508,176	2,471	1.93	473,300	1,938	1.64

Noninterest-bearing liabilities:
Noninterest-bearing deposits	193,785			184,994
Other noninterest-bearing liabilities	4,467			3,925
Total noninterest-bearing liabilities	198,252			188,919
Shareholders’ equity	100,012			80,064
Total liabilities and shareholders’ equity	$806,440			$742,283

Net interest income including loan fee income		$10,600			$9,801
Net interest spread including loan fee income(4)			4.57%			4.78%
Net interest margin including loan fee income			5.27%			5.36%

(1)	Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for FHLB and FRB stock.

(3)	Non-accrual loans are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

For the third quarter of 2019 compared to the third quarter of 2018:
-
Interest income on short term investments totaled $888,000 as compared to $657,000, an increase of $231,000 or 35.2% which was attributable to an $11.8 million increase, or 8.9%, in average balances of interest bearing deposits at other financial institutions and an increase in yield of 46 basis points, or 21.8%.

-
Total interest income on loans, including loan fee income, increased $1.1 million or 9.9% to $12.2 million which was attributable to a $54.7 million increase in the average balance of loans to $651.2 million as compared with the average balance of $596.5 million for the third quarter of 2018.

-	Loan fees totaled $841,000, a decrease of $102,000 or 10.8%, which was attributable to nonrecurring loan fee income earned during the third quarter of 2018.
-	Yield on our interest earning assets totaled 6.50%, an increase of 8 basis points or 1.2%, compared to yield on our interest earning assets of 6.42% for the third quarter of 2018; and
-	Net interest margin for the third quarter of 2019 was 5.27% compared to 5.36% for the third quarter of 2018.

	Net Interest Margin With Loan Fee Income
	For the Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments(1)	$155,073	$2,785	2.40%	$129,413	$1,726	1.78%
Investment securities(2)	1,062	27	3.40	1,051	—	0.00
Loans held for sale	219	—	0.00	206	—	0.00
Total loans(3)	617,398	35,902	7.77	578,205	32,490	7.49
Total interest-earning assets	773,752	38,714	6.69	708,875	34,216	6.44
Noninterest-earning assets	8,942			9,599
Total assets	$782,694			$718,474

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$289,306	3,924	1.81%	$235,088	2,425	1.38%
Time deposits	206,575	3,254	2.11	227,885	2,515	1.47
Total interest-bearing deposits	495,881	7,178	1.94	462,973	4,940	1.42
Other borrowings	—	—	0.00	4,882	175	4.78
Total interest-bearing liabilities	495,881	7,178	1.94	467,855	5,115	1.46

Noninterest-bearing liabilities:
Noninterest-bearing deposits	186,379			171,185
Other noninterest-bearing liabilities	4,779			3,724
Total noninterest-bearing liabilities	191,158			174,909
Shareholders’ equity	95,655			75,710
Total liabilities and shareholders’ equity	$782,694			$718,474

Net interest income including loan fee income		$31,536			$29,101
Net interest spread including loan fee income(4)			4.75%			4.98%
Net interest margin including loan fee income			5.45%			5.47%

(1)	Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for FHLB and FRB stock.

(3)	Non-accrual loans are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

For the first nine months of 2019 compared to the same period in 2018:
-
Interest income on short term investments totaled $2.8 million as compared to $1.7 million, an increase of $1.1 million or 61.3% which was attributable to a $25.7 million, or 19.8%, increase in average balances of interest bearing deposits at other financial institutions and a 62 basis point, or 35.0% increase in average yield.

-
Total interest income on loans, including loan fee income, increased $3.4 million or 10.5% to $35.9 million which was attributable to a $39.2 million increase in the average balance of loans to $617.4 million as compared with the average balance of $578.2 million through the third quarter of 2018.

-	Loan fees totaled $3.5 million, a decrease of $394,000 or 10.1%, which was attributable to nonrecurring loan fee income earned during the first nine months of 2018.
-	Yield on our interest earning assets totaled 6.69%, an increase of 25 basis points or 3.9%, compared to yield on our interest earning assets of 6.44% through the third quarter of 2018, and
-	Net interest margin through the third quarter of 2019 was 5.45% compared to 5.47% through the third quarter of 2018.

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

	Net Interest Margin Excluding Loan Fee Income
	For the Three Months Ended September 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments(1)	$145,147	$888	2.43%	$133,322	$657	1.97%
Investment securities(2)	1,069	4	1.48	1,053	—	0.00
Loans held for sale	265	—	0.00	315	—	0.00
Total loans(3)	651,186	11,338	6.91	596,450	10,139	6.80
Total interest-earning assets	797,667	12,230	6.08	731,140	10,796	5.91
Noninterest-earning assets	8,773			11,143
Total assets	$806,440			$742,283

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$287,241	1,234	1.70%	$261,013	1,019	1.56%
Time deposits	220,935	1,237	2.22	207,800	862	1.66
Total interest-bearing deposits	508,176	2,471	1.93	468,813	1,881	1.60
Other borrowings	—	—	0.00	4,487	57	5.08
Total interest-bearing liabilities	508,176	2,471	1.93	473,300	1,938	1.64

Noninterest-bearing liabilities:
Noninterest-bearing deposits	193,785			184,994
Other noninterest-bearing liabilities	4,467			3,925
Total noninterest-bearing liabilities	198,252			188,919
Shareholders’ equity	100,012			80,064
Total liabilities and shareholders’ equity	$806,440			$742,283

Net interest income excluding loan fee income		$9,579			$8,858
Net interest spread excluding loan fee income(4)			4.15%			4.27%
Net interest margin excluding loan fee income			4.85%			4.85%

(1)	Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for FHLB and FRB stock.

(3)	Non-accrual loans are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

For the third quarter of 2019 compared to the third quarter of 2018:
-
Interest income on short term investments totaled $888,000 as compared to $657,000, an increase of $231,000 or 35.2% which was attributable to an $11.8 million, or 8.9%, increase in average balances of interest bearing deposits at other financial institutions and a 46 basis point, or 23.1% increase in average yield.

-
Total interest income on loans, excluding loan fee income, increased $1.2 million or 11.8% to $11.3 million which was attributable to a $54.7 million increase in the average balance of loans to $651.2 million as compared with the average balance of $596.5 million for the third quarter of 2018.

-	Yield on loans, excluding loan fee income, totaled 6.91%, an increase of 11 basis points or 1.6%, compared to yield on loans excluding fee income of 6.80% for the third quarter of 2018, and
-	Net interest margin, excluding loan fee income, for the third quarter of 2019 and 2018 was 4.85%.

	Net Interest Margin Excluding Loan Fee Income
	For the Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments(1)	$155,073	$2,785	2.40%	$129,413	$1,726	1.78%
Investment securities(2)	1,062	27	3.40	1,051	—	0.00
Loans held for sale	219	—	0.00	206	—	0.00
Total loans(3)	617,398	32,404	7.02	578,205	28,597	6.59
Total interest-earning assets	773,752	35,216	6.09	708,875	30,323	5.70
Noninterest-earning assets	8,942			9,599
Total assets	$782,694			$718,474

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$289,306	3,924	1.81%	$235,088	2,425	1.38%
Time deposits	206,575	3,254	2.11	227,885	2,515	1.47
Total interest-bearing deposits	495,881	7,178	1.94	462,973	4,940	1.42
Other borrowings	—	—	0.00	4,882	175	4.78
Total interest-bearing liabilities	495,881	7,178	1.94	467,855	5,115	1.46

Noninterest-bearing liabilities:
Noninterest-bearing deposits	186,379			171,185
Other noninterest-bearing liabilities	4,779			3,724
Total noninterest-bearing liabilities	191,158			174,909
Shareholders’ equity	95,655			75,710
Total liabilities and shareholders’ equity	$782,694			$718,474

Net interest income excluding loan fee income		$28,038			$25,208
Net interest spread excluding loan fee income(4)			4.15%			4.25%
Net interest margin excluding loan fee income			4.84%			4.74%

(1)	Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for FHLB and FRB stock.

(3)	Non-accrual loans are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

For the first nine months of 2019 compared to the same period in 2018:
-
Interest income on short term investments totaled $2.8 million as compared to $1.7 million, an increase of $1.1 million or 61.3% which was attributable to a $25.7 million, or 19.8%, increase in average balances of interest bearing deposits at other financial institutions and a 62 basis point, or 35.0% increase in average yield.

-
Total interest income on loans, excluding loan fee income, increased $3.8 million or 13.3% to $32.4 million which was attributable to a $39.2 million increase in the average balance of loans to $617.4 million as compared with the average balance of $578.2 million through the third quarter of 2018.

-	Yield on loans, excluding loan fee income, totaled 7.02%, an increase of 42 basis points or 6.4%, compared to yield on loans excluding fee income of 6.59% for the same period in 2018, and
-	Net interest margin, excluding loan fee income, through the third quarter of 2019 was 4.84% compared to 4.74% for the same period in 2018.

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

	Analysis of Changes in Interest Income and Expenses Including Loan Fee Income
	For the Three Months Ended September 30, 2019 over 2018
	Change due to:
	Volume(1)	Rate(1)	Interest Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$59	$172	$231
Investment securities	-	4	4
Total loans	1,025	72	1,097
Total increase in interest income	1,084	248	1,332

Increase (decrease) in interest expense:
Deposits
Transaction accounts	103	112	215
Time deposits	55	320	375
Total interest-bearing deposits	158	432	590
Other borrowings	(57)	0	(57)
Total increase in interest expense	101	432	533

Increase (Decrease) in net interest income	$983	$(184)	$799

	Analysis of Changes in Interest Income and Expenses Including Loan Fee Income
	For the Nine Months Ended September 30, 2019 over 2018
	Change due to:
	Volume(1)	Rate(1)	Interest Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$342	$717	$1,059
Investment Securities	-	27	27
Total loans	2,196	1,216	3,412
Total increase in interest income	2,538	1,960	4,498

Increase (decrease) in interest expense:
Deposits
Transaction accounts	558	941	1,499
Time deposits	(235)	974	739
Total interest-bearing deposits	323	1,915	2,238
Other borrowings	(174)	(1)	(175)
Total increase in interest expense	149	1,914	2,063

Increase (Decrease) in net interest income	$2,389	$46	$2,435

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

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

The allowance as a percentage of loans was 1.16% at September 30, 2019 as compared to 1.31% at December 31, 2018.  This decrease is consistent with strong credit quality and low historical losses.

Noninterest Income

Noninterest income for the three months ended September 30, 2019 was $509,000 compared to $319,000 for the same period in 2018, an increase of $190,000, or 59.6%.  The following table sets forth the major components of our noninterest income for the three months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,
	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$110	$88	$22	25.00%
Secondary market income	69	95	(26)	(27.37)
Other income and fees	330	136	194	142.65
Total noninterest income	$509	$319	$190	59.56%

Noninterest income for the nine months ended September 30, 2019 was $1.0 million compared to $1.1 million for the same period in 2018, a decrease of $42,000, or 3.9%.  The following table sets forth the major components of our noninterest income for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$279	$261	$18	6.90%
Secondary market income	146	173	(27)	(15.61)
Other income and fees	602	635	(33)	(5.20)
Total noninterest income	$1,027	$1,069	$(42)	(3.93%)

Noninterest Expense

Noninterest expense for the three months ended September 30, 2019 was $16.1 million compared to $3.8 million for the same period in 2018, an increase of $12.3 million, or 322.4%, which is discussed below. The following table sets forth the major components of our noninterest expense for the three months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,
	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$14,256	$2,082	$12,174	584.73%
Furniture and equipment	229	182	47	25.82
Occupancy	436	319	117	36.68
Data and item processing	276	248	28	11.29
Accounting, legal and professional fees	218	74	144	194.59
Regulatory assessments	31	145	(114)	(78.62)
Advertising and public relations	71	63	8	12.70
Travel, lodging and entertainment	153	260	(107)	(41.15)
Other expense	402	432	(30)	(6.94)
Total noninterest expense	$16,072	$3,805	$12,267	322.39%

Salaries and employee benefits totaled $14.3 million for the third quarter of 2019 compared to $2.1 million for the same period in 2018, an increase of $12.2 million or 584.7%.  On September 5, 2019, our largest shareholders, the Haines Family Trusts, contributed approximately 6.5% of their shares to the Company.  Subsequently, the Company immediately issued those shares to certain executive officers, which was charged as $11.8 million, including payroll taxes, compensation expense through the income statement of the Company. This previously announced transaction was a one-time, non-cash expense.

Accounting, legal and professional fees totaled $218,000 for the third quarter of 2019 compared to $74,000 for the same period in 2018, an increase of $144,000 or 194.6%.  This increase related to the additional costs associated with being a public company.

Noninterest expense for the nine months ended September 30, 2019 was $23.9 million compared to $11.0 million for the same period in 2018, an increase of $12.9 million, or 116.5%, which is discussed below. The following table sets forth the major components of our noninterest expense for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$18,792	$6,077	$12,715	209.23%
Furniture and equipment	606	491	115	23.42
Occupancy	1,157	898	259	28.84
Data and item processing	814	716	98	13.69
Accounting, legal and professional fees	507	218	289	132.57
Regulatory assessments	94	396	(302)	(76.26)
Advertising and public relations	349	413	(64)	(15.50)
Travel, lodging and entertainment	287	618	(331)	(53.56)
Other expense	1,269	1,200	69	5.75
Total noninterest expense	$23,875	$11,027	$12,848	116.51%

Salaries and employee benefits totaled $18.8 million for the nine months ended September 30, 2019 compared to $6.1 million for the same period in 2018, an increase of $12.7 million or 209.2%.  On September 5, 2019, our largest shareholders, the Haines Family Trusts, contributed approximately 6.5% of their shares to the Company.  Subsequently, the Company immediately issued those shares to certain executive officers, which was charged as $11.8 million, including payroll expense, compensation expense through the income statement of the Company. This previously announced transaction was a one-time, non-cash expense.

Accounting, legal and professional fees totaled $507,000 for the nine months ended September 30, 2019 compared to $218,000 for the same period in 2018, an increase of $289,000 or 132.6%.  This increase related to the additional costs associated with being a public company.

Travel, lodging and entertainment totaled $287,000 for the nine months ended September 30, 2019 compared to $618,000 for the same period in 2018, a decrease of $331,000 or 53.6%.  This decrease primarily related to the elimination of aircraft expense as the plane was sold during the third quarter of 2018.

Financial Condition

The following discussion of our financial condition compares September 30, 2019 and December 31, 2018.

Total Assets

Total assets increased $56.3 million, or 7.3%, to $826.8 million as of September 30, 2019, as compared to $770.5 million as of December 31, 2018. The increasing trend in total assets is primarily attributable to strong organic loan and deposit growth within the Oklahoma City and Dallas/Fort Worth metropolitan areas, and our expansion into the Tulsa market.

Loan Portfolio

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of September 30, 2019 and December 31, 2018, our gross loans were $676.0 million and $601.9 million, respectively.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of September 30, 2019, and December 31, 2018:
	As of September 30,		As of December 31,
	2019		2018
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$68,714	10.2%	$87,267	14.5%
1-4 family commercial	30,037	4.4	33,278	5.5
Commercial real estate – other	253,986	37.6	156,396	26.0
Total commercial real estate	352,737	52.2	276,941	46.0

Commercial & industrial	252,516	37.3	248,394	41.3
Agricultural	58,583	8.7	62,844	10.4
Consumer	12,194	1.8	13,723	2.3
Gross loans	676,030	100.0%	601,902	100.0%
Less unearned income, net	(1,434)		(1,992)
Total loans	674,596		599,910
Allowance for loan and lease losses	(7,841)		(7,832)
Net loans	$666,755		$592,078

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

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of September 30, 2019
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$187	$28,283	$821	$39,423	$—	$—	$68,714
1-4 family commercial	357	9,893	3,949	15,066	44	727	30,036
Commercial real estate – other	1,851	18,927	12,430	215,320	353	5,105	253,986
Total commercial real estate	2,395	57,103	17,200	269,809	397	5,832	352,736

Commercial & industrial	11,596	153,277	8,751	71,849	13	7,031	252,517
Agricultural	4,313	36,108	2,898	11,852	1,443	1,968	58,582
Consumer	2,577	—	4,754	558	3,871	435	12,195
Gross loans	$20,881	$246,488	$33,603	$354,068	$5,724	$15,266	$676,030

	As of December 31, 2018
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$741	$29,412	$617	$56,497	$—	$—	$87,267
1-4 family commercial	682	19,866	1,643	10,934	—	153	33,278
Commercial real estate – other	457	14,280	283	134,090	2,197	5,089	156,396
Total commercial real estate	1,880	63,558	2,543	201,521	2,197	5,242	276,941

Commercial & industrial	13,725	153,891	7,878	66,631	14	6,255	248,394
Agricultural	4,474	32,496	4,084	17,669	1,374	2,747	62,844
Consumer	2,688	—	5,443	50	4,453	1,089	13,723
Gross loans	$22,767	$249,945	$19,948	$285,871	$8,038	$15,333	$601,902

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

The allowance was $7.8 million at September 30, 2019 and December 31, 2018.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
	(Dollars in thousands)
Balance at beginning of the period	$7,832	$7,654
Provision for loan losses	—	100
Charge-offs:
Construction & development	—	—
1-4 family commercial	(2)	(25)
Commercial real estate – other	—	—
Commercial & industrial	(4)	(74)
Agricultural	(11)	—
Consumer	—	—
Total charge-offs	(17)	(99)
Recoveries:
Construction & development	—	—
1-4 family commercial	3	3
Commercial real estate – other	—	2
Commercial & industrial	20	66
Agricultural	3	1
Consumer	—	1
Total recoveries	26	73
Net recoveries (charge-offs)	9	(26)
Balance at end of the period	$7,841	$7,728

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of September 30,		As of December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$797	10.16%	$1,136	14.50%
1-4 family commercial	348	4.45	433	5.53
Commercial real estate - other	2,947	37.58	2,035	25.98
Commercial & industrial	2,929	37.35	3,231	41.26
Agricultural	679	8.66	818	10.44
Consumer	141	1.80	179	2.29
Total	$7,841	100.0%	$7,832	100.0%

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

In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms, the loan is classified as a TDR. Included in certain loan categories of impaired loans are TDRs on which we have granted concessions to the borrower as a result of the borrower experiencing financial difficulties. The concessions granted by us may include, but are not limited to: (1) a modification in which the maturity date, timing of payments or frequency of payments is modified, (2) an interest rate lower than the current market rate for new loans with similar risk, or (3) a combination of the first two concessions.

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

Nonperforming loans include loans 90 days past due and still accruing, TDRs still accruing and loans accounted for on a nonaccrual basis. Nonperforming assets consist of nonperforming loans plus OREO. Loans accounted for on a nonaccrual basis were $2.9 million as of September 30, 2019 and $2.6 million as of December 31, 2018. TDR’s not accounted for on a nonaccrual basis were $749,000 as of September 30, 2019 and $0 as of December 31, 2018.  Loans past due greater than 90 days and accruing were $612,000 as of September 30, 2019 and $0 as of December 31, 2018.  OREO was $77,000 as of September 30, 2019 and $110,000 as of December 31, 2018.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of September 30,	As of December 31,
	2019	2018
	(Dollars in thousands)
Nonaccrual loans	$2,887	$2,615
Troubled debt restructurings (1)	749	—
Accruing loans 90 or more days past due	612	—
Total nonperforming loans	4,248	2,615
Other real estate owned	77	110
Total nonperforming assets	$4,325	$2,725
Ratio of nonperforming loans to total loans	0.63%	0.44%
Ratio of nonperforming assets to total assets	0.52%	0.35%
(1)	$1.86 million and $501,000 of TDRs as of September 30, 2019 and December 31, 2018, respectively, are included in the nonaccrual loans balance in the line above

The following tables present an aging analysis of loans as of the dates indicated.

	As of September 30, 2019
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Total Loans 90+ days and accruing	Total past due Loans	Current	Gross Loans
	(Dollars in thousands)
Construction & development	$—	$—	$—	$—	$—	$68,714	$68,714
1-4 family commercial	—	—	—	—	—	30,037	30,037
Commercial real estate - other	—	—	—	—	—	253,986	253,986
Commercial & industrial	—	—	14	14	14	252,502	252,516
Agricultural	62	—	1,625	598	1,687	56,986	58,583
Consumer	39	21	—	—	60	12,134	12,194
Total	$101	$21	$1,639	$612	$1,761	$674,269	$676,030

	As of December 31, 2018
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Total Loans 90+ days and accruing	Total past due Loans	Current	Gross Loans
	(Dollars in thousands)
Construction & development	$—	$—	$—	$—	$—	$87,267	$87,267
1-4 family commercial	8	—	—	—	8	33,270	33,278
Commercial real estate - other	—	—	—	—	—	156,396	156,396
Commercial & industrial	—	5	—	—	5	248,389	248,394
Agricultural	—	—	—	—	—	62,844	62,844
Consumer	41	—	—	—	41	13,682	13,723
Total	$49	$5	$—	$—	$54	$601,848	$601,902

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

Substandard loans totaled $11.7 million as of September 30, 2019, an increase of $2.7 million compared to December 31, 2018. The increase primarily related to one agricultural relationship comprised of four notes totaling $1.6 million with no specific reserve, one agricultural relationship comprised of three notes totaling $555,000 with no specific reserve, and one mixed relationship comprised of 11 notes totaling $6.6 million with no specific reserve.

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of September 30, 2019
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$66,939	$1,775	$—	$—	$68,714
1-4 family commercial	29,426	611	—	—	30,037
Commercial real estate – other	244,096	3,769	2,046	4,075	253,986
Commercial & industrial	227,650	7,592	13,131	4,143	252,516
Agricultural	52,841	95	2,129	3,518	58,583
Consumer	12,194	—	—	—	12,194
Total	$633,146	$13,842	$17,306	$11,736	$676,030

	As of December 31, 2018
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$84,485	$2,782	$—	$—	$87,267
1-4 family commercial	29,942	3,221	—	115	33,278
Commercial real estate – other	154,353	1,559	—	484	156,396
Commercial & industrial	204,671	36,342	—	7,381	248,394
Agricultural	57,782	758	3,207	1,097	62,844
Consumer	13,723	—	—	—	13,723
Total	$544,956	$44,662	$3,207	$9,077	$601,902

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

The following table presents loans restructured as TDRs as of September 30, 2019 and December 31, 2018.

	As of September 30, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
Commercial real estate – other	1	$1,860	$1,860	$32
Agricultural	2	749	749	—
Total	3	$2,609	$2,609	$32

	As of December 31, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
Commercial & industrial	1	$501	$501	$—
Total	1	$501	$501	$—

There were no payment defaults with respect to loans modified as TDRs as of September 30, 2019 and December 31, 2018.

Impairment analyses are prepared on TDRs in conjunction with the normal allowance process. TDRs restructured during the nine months ended September 30, 2019 and the twelve months ended December 31, 2018 required $32,000 and $0 in specific reserves, respectively. There were no charge-offs on TDRs for the nine months ended September 30, 2019 or the twelve months ended December 31, 2018.

The following table presents total TDRs, both in accrual and nonaccrual status as of the periods indicated:

	As of September 30, 2019		As of December 31, 2018
	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Accrual	2	$749	—	$—
Nonaccrual	1	1,860	1	501
Total	3	$2,609	1	$501

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

Total deposits as of September 30, 2019 and December 31, 2018 were $722.1 million and $675.9 million, respectively. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	As of September 30,		As of December 31,
	2019		2018
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars in thousands)
Noninterest-bearing demand	$200,814	27.8%	$201,159	29.8%
Interest-bearing:
NOW deposits	99,714	13.8	91,896	13.6
Money market	134,383	18.6	118,150	17.5
Savings deposits	65,979	9.1	69,548	10.3
Time deposits (more than $100,000)	194,608	27.0	167,304	24.8
Time deposits ($100,000 or less)	26,636	3.7	27,846	4.1
Total interest-bearing	521,320	72.2	474,744	70.2
Total deposits	$722,134	100.0%	$675,903	100.0%

The following table summarizes our average deposit balances and weighted average rates for the nine-month period ending September 30, 2019 and year ended December 31, 2018:

	For the Nine Months Ended September 30,		For the Year Ended December 31,
	2019		2018
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$186,379	0.00%	$183,750	0.00%
Interest-bearing:
NOW	93,650	1.87	71,384	1.56
Money market	127,871	2.00	90,230	1.65
Savings	67,785	1.37	79,267	1.23
Time	206,575	2.11	220,023	1.55
Total interest-bearing	495,881	1.94	460,904	1.52
Total deposits	$682,260	1.41%	$644,654	1.08%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of September 30, 2019 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits ($100,000 or less)	$6,501	$6,883	$9,008	$7,245	$29,637
Time deposits (more than $100,000)	40,301	52,467	62,379	36,460	191,607
Total time deposits	$46,802	$59,350	$71,387	$43,705	$221,244

	As of December 31, 2018 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits ($100,000 or less)	$6,229	$4,791	$10,342	$6,484	$27,846
Time deposits (more than $100,000)	33,308	41,193	71,827	20,976	167,304
Total time deposits	$39,537	$45,984	$82,169	$27,460	$195,150

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

As of September 30, 2019, we had no unsecured fed funds lines with correspondent depository institutions with no amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $64.1 million as of September 30, 2019 and $66.3 million as of December 31, 2018.

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

As of September 30, 2019, the Bank was in compliance with all applicable regulatory requirements and categorized as “well-capitalized” under the prompt corrective action frame work.  There have been no conditions or events since September 30, 2019 that management believes would change this classification.

The table below presents our applicable capital requirements, as well as our capital ratios as of September 30, 2019 and December 31, 2018. The Company exceeded all regulatory capital requirements and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. As of September 30, 2019, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

	Actual		With Capital Conservation Buffer		Minimum To be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2019:
Total capital to risk-weighted assets
Company	$106,615	16.24%	$68,952	10.500%	N/A	N/A
Bank	106,580	16.25	68,847	10.500	65,521	10.00
Tier 1 capital to risk-weighted assets
Company	98,774	15.04	55,818	8.500	N/A	N/A
Bank	98,739	15.06	55,733	8.500	52,417	8.00
CET 1 capital to risk-weighted assets
Company	98,774	15.04	45,968	7.000	N/A	N/A
Bank	98,739	15.06	45,898	7.000	42,589	6.50
Tier 1 leverage ratio
Company	98,774	12.25	N/A	N/A	N/A	N/A
Bank	98,739	12.27	N/A	N/A	40,245	5.00

	Actual		With Capital Conservation Buffer		Minimum To be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2018:
Total capital to risk-weighted assets
Company	$92,693	15.86%	$57,709	9.875%	N/A	N/A
Bank	93,704	16.03	57,709	9.875	58,439	10.00
Tier 1 capital to risk-weighted assets
Company	85,382	14.61	46,021	7.875	N/A	N/A
Bank	86,393	14.78	46,021	7.875	46,751	8.00
CET 1 capital to risk-weighted assets
Company	85,382	14.61	37,255	6.375	N/A	N/A
Bank	86,393	14.78	37,255	6.375	37,985	6.50
Tier 1 leverage ratio
Company	85,382	11.13	N/A	N/A	N/A	N/A
Bank	86,393	11.26	N/A	N/A	38,355	5.00

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased to $100.6 million as of September 30, 2019, compared to $88.5 million as of December 31, 2018. The increases were driven by retained capital from net income during the periods.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of September 30, 2019, and December 31, 2018:

	Payments Due as of September 30, 2019
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$500,890	$—	$—	$—	$500,890
Time deposits	177,539	41,565	2,140	—	221,244
Borrowings	—	—	—	—	—
Operating lease commitments	591	694	160	—	1,445
Total contractual obligations	$679,020	$42,259	$2,300	$—	$723,579

	Payments Due as of December 31, 2018
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$480,753	$—	$—	$—	$480,753
Time deposits	167,690	23,406	4,054	—	195,150
Borrowings	—	—	—	—	—
Operating lease commitments	579	802	303	—	1,684
Total contractual obligations	$649,022	$24,208	$4,357	$—	$677,587

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if we deemed necessary upon extension of credit, is based on management’s credit evaluation of the counterparty. The Company also estimates a reserve for potential losses associated with off-balance sheet commitments and letters of credit. It is included in other liabilities in the Company’s consolidated statements of condition, with any related provisions to the reserve included in non-interest expense in the consolidated statement of operations.

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

The following table summarizes commitments as of the dates presented.

	As of September 30, 2019	As of December 31, 2018
	(Dollars in thousands)
Commitments to extend credit	$197,460	$135,015
Standby letters of credit	2,559	1,078
Total	$200,019	$136,093

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated unaudited financial statements as of September 30, 2019.

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

Goodwill and Intangibles

Goodwill from an acquisition is the value attributable to unidentifiable intangible elements acquired. At a minimum, annual evaluation of the value of goodwill is required. Management evaluated the carrying value of the Company’s goodwill as of September 30, 2019 and December 31, 2018, and determined that no impairment existed.

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

ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2018, the date of its most recent annual report to stockholders.

ITEM 4.

Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2019 of our disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, such controls.

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

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On September 5, 2019, we adopted a stock repurchase program to purchase up to 500,000 shares, or approximately 5%, of the Company’s currently outstanding common stock. The stock repurchase program has a term of two years. There were no repurchases of the Company’s stock during the quarter covered by the Form 10-Q.

ITEM 6.

Exhibits

Exhibit No.	Description
10.1
Stock Award Agreement between the Company and Thomas L. Travis issued under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 5, 2019)

10.2
Stock Award Agreement between the Company and John T. Phillips issued under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 5, 2019)

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

BANK7 CORP.

DATED:	November 14, 2019	By: /s/ Thomas L. Travis
Thomas L. Travis
President and Chief Executive Officer

DATED:	November 14, 2019	By: /s/ Kelly J. Harris
Kelly J. Harris
Senior Vice President and Chief Financial Officer