Form 10-K
period 2019-12-31
Bank7 Corp.
filed 2020-03-30
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
Commission file number: 001-38656

BANK7 CORP.
(Exact name of registrant as specified in its charter)

Oklahoma	20-0764349
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1039 N.W. 63rd Street, Oklahoma City, Oklahoma	73116
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (405) 810-8600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	BSVN	The NASDAQ Global Select Market

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

As of June 30, 2019, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $69,001,500 based on the closing sale price as reported on the NASDAQ Global Market Select System.

As of March 27, 2020, the registrant had 9,264,412 shares of common stock, par value $0.01, outstanding.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders (Part III).

i

Item 1.   Business

Company Overview

We are Bank7 Corp., a bank holding company headquartered in Oklahoma City, Oklahoma. Through our wholly-owned subsidiary, Bank7, we operate nine full-service branches in Oklahoma, the Dallas/Fort Worth metropolitan area and Kansas. We were formed in 2004 in connection with our acquisition of First National Bank of Medford, which was renamed Bank7 (the “Bank”).  We are focused on serving business owners and entrepreneurs by delivering fast, consistent and well-designed banking solutions. As of December 31, 2019, we had total assets of $866.4 million, total loans of $707.3 million, total deposits of $757.5 million and total shareholders’ equity of $100.1 million.

Our website is: www.bank7.com. We make available free of charge through our website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after they have been electronically filed or furnished with the Securities and Exchange Commission. Information included on our website is not incorporated into this filing.

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

Organic Growth

Much of our historic asset growth has been driven organically and within our current markets, in particular the Dallas/Fort Worth metropolitan area, Oklahoma City, and Tulsa, where we recently opened a full-service branch, contain ample opportunities for us to grow our customer base and increase our loans and deposits. Although our expansion with brick and mortar branches will be limited, we believe operating strategically placed branches will be important, and therefore we will continue to selectively build our presence in key markets. We also intend to continually enhance our internet and mobile banking products to remain competitive in the marketplace.

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

Markets

We are headquartered in Oklahoma City, Oklahoma, and we operate four additional branches in Oklahoma, including our newest branch in Tulsa. We also operate two branches in the Dallas/Fort Worth metropolitan area and two branches in southwest Kansas.

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

Employees

As of December 31, 2019, we had approximately 78 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

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

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can affect the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management’s ability and performance, earnings, liquidity and various other factors. These regulatory agencies have broad discretion to impose restrictions and limitations on the operations of a regulated entity and exercise enforcement powers over a regulated entity (including terminating deposit insurance, imposing orders, fines and other civil and criminal penalties, removing officers and directors and appointing supervisors and conservators) where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

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

The Basel III Capital Rules require the Bank and the Company to comply with four minimum capital standards: a Tier 1 leverage ratio of at least 4.0%; a CET1 to risk-weighted assets of 4.5%; a Tier 1 capital to risk-weighted assets of at least 6.0%; and a total capital to risk-weighted assets of at least 8.0%. The calculation of all types of regulatory capital is subject to definitions, deductions and adjustments specified in the regulations.

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

As of December 31, 2019, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

Prompt Corrective Action

The Federal Deposit Insurance Act requires federal banking agencies to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. For purposes of prompt corrective action, the law establishes five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier depends on its capital levels and certain other factors established by regulation. Under the applicable FDIC regulations, an institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a CET1 ratio of 6.5% or greater and a leverage ratio of 5.0% or greater.

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

As of December 31, 2019, the Bank met the requirements for being deemed “well-capitalized” for purposes of the prompt corrective action regulations.

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

The Bank

General. The Bank is an Oklahoma-chartered member bank and is subject to examination, supervision and regulation by the OBD and the Federal Reserve. The Bank is also subject to certain regulations of the FDIC and the CFPB.

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

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. The amount of such premiums is determined by multiplying the institution’s assessment rate by its assessment base. The assessment base is based on the institution’s risk classification which is assigned based on the institution’s capital levels and the level of supervisory concern the institution poses to the regulators. The assessment base is calculated as the institution’s average consolidated total assets minus average tangible equity.

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

FICO Assessments. In addition to paying basic deposit insurance assessments, insured depository institutions must pay Financing Corporation, or FICO, assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board to recapitalize the former Federal Savings and Loan Insurance Corporation. Since 1996, federal legislation requires that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. During the year ended December 31, 2019, the Bank did not pay any FICO assessments.

Examination Assessments. Oklahoma-chartered banks are required to pay an annual fee of $1,000 to the OBD to fund its operations. In addition, Oklahoma-chartered banks are charged an examination assessment calculated based on the amount of the Bank’s assets at rates established by the Oklahoma Banking Board. During the year ended December 31, 2019, the Bank paid examination assessments to the OBD totaling $127,000.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2019.

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

Loans to Directors, Executive Officers and Principal Shareholders. The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under the Federal Reserve’s Regulation O, as well as the Sarbanes-Oxley Act. These statutes and regulations impose limits the amount of loans the Bank may make to directors and other insiders and require that the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank, that the Bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with the Company or the Bank; and that the loans must not involve a greater than normal risk of non-payment or include other features not favorable to the Bank. Furthermore, the Bank must periodically report all loans made to directors and other insiders to the bank regulators. As of December 31, 2019, the Bank had lines of credit for loans to insiders of $8.0 million and loans outstanding to insiders of $1.1 million.

Limits on Loans to One Borrower. As an Oklahoma state-chartered bank, the Bank is subject to limits on the amount of loans it can make to one borrower. With certain limited exceptions, loans and extensions of credit from Oklahoma state-chartered banks outstanding to any borrower (including certain related entities of the borrower) at any one time may not exceed 30% of the capital, less intangible assets, of the bank. An Oklahoma state-chartered bank may lend an additional amount if the loan is fully secured by certain types of collateral, like bonds or notes of the United States. Certain types of loans are exempted from the lending limits, including loans secured by segregated deposits held by the bank. The Bank’s legal lending limit to any one borrower was $31.8 million as of December 31, 2019.

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

Community Reinvestment Act. The CRA directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate- income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations.

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

Anti-Money Laundering and the Office of Foreign Assets Control Regulation. The USA PATRIOT Act is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act substantially broadened the scope of United States AML laws and regulations by imposing significant compliance and due diligence obligations, created new crimes and penalties and expanded the extra territorial jurisdiction of the United States. Financial institutions are also prohibited from entering into specified financial transactions and account relationships, must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and must implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations and have imposed cease and desist orders and civil money penalties against institutions found to be in violation of these obligations.

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

Failure of a financial institution to maintain and implement adequate AML and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

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

Federal Banking Agency Incentive Compensation Guidance

The federal bank regulatory agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (1) balanced risk-taking incentives; (2) compatibility with effective controls and risk management; and (3) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, the Basel III capital rules limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. Although the federal bank regulatory agencies proposed additional rules in 2016 related to incentive compensation for all banks with more than $1.0 billion in assets, those rules would not be applicable to the Company or the Bank. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.

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

Changes in Laws, Regulations or Policies

Other legislative and regulatory initiatives which could affect the Company, the Bank and the banking industry in general may be pending, proposed or introduced before the U.S. Congress, the Oklahoma Legislature and other governmental bodies from time to time. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Company or the Bank to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or the Bank would be affected thereby.

Item 1A.   Risk Factors

We believe the risks described below are the risks that are material to us. Any of the following risks, as well as risks that we do not know or currently deem immaterial, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Risks Relating to Our Business and Market

The acquisition of banks, bank branches, and other businesses involves risks.

As part of our growth strategy, we may pursue mergers and acquisitions of other banks, branches or other financial services companies within or outside of our principal market areas.  We cannot assure you that we will be able to adequately or profitably manage any such future acquisitions.  The acquisition of banks, bank branches, and other businesses involves risk, including exposure to unknown or contingent liabilities, the uncertainties of asset quality assessment, the difficulty and expense of integrating the operations and personnel of the acquired companies with ours, the potential negative effects on our other operations of the diversion of management’s time and attention, and the possible loss of key employees and customers of the banks, businesses, or branches we acquire.  Our failure to execute our internal growth strategy or our acquisition strategy could adversely affect our business, results of operations, financial condition, and future prospects.  In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing shareholders may be diluted, which could affect the market price of our common stock.

Our business is concentrated in, and largely dependent upon, the continued growth and welfare of our markets, and adverse economic conditions in these markets could negatively impact our operations and customers.

Our business is affected by the economy of Oklahoma, the Dallas/Fort Worth metropolitan area and Kansas, our primary markets. Our success depends to a significant extent upon the business activity, population, income levels, employment trends, deposits and real estate activity in these markets. The Oklahoma economy has been generally steady, if not increasing, in the past few years. The housing market remains strong with prices having increased through 2019. Vacancy rates for commercial properties remain low and small business owners are increasingly considering bank borrowings in order to grow.  However, in early March 2020, the economic outlook changed dramatically due to multiple events, including:  the COVID-19 virus, possible supply chain disruption, an increasing risk of recession, and in some cases, fear of the unknown.

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

The energy industry is a significant sector in our Oklahoma market, and to a lesser extent, Kansas and the Dallas/Fort Worth metropolitan area. A downturn or lack of growth in the energy industry and energy-related business, including sustained low oil or gas prices or the failure of oil or gas prices to rise in the future, could adversely affect our business, financial condition and results of operations. As of December 31, 2019, our energy loans, which include loans to exploration and production companies, midstream companies, purchasers of mineral and royalty interests and service providers totaled $102.1 million, or 14.4% of total loans, as compared to $110.0 million, or 18.4% of total loans as of December 31, 2018. In addition to our direct exposure to energy loans, we also have indirect exposure to energy prices, as some of our non-energy customers' businesses are directly affected by volatility with the oil and gas industry and energy prices and otherwise are dependent on energy-related businesses. As of December 31, 2019, we had $28.9 million in unfunded commitments to borrowers in the oil and gas industry. On March 9, 2020, global oil prices dropped precipitously by approximately 20%. Since that time, through March 27, 2020, global oil prices have continued to drop including an approximately 26% drop on March 18, 2020. As of March 27, 2020, West Texas Intermediate Crude was near its lowest point in 18 years. We expect prolonged depressed pricing pressure on oil and gas to lead to increased credit stress in our energy portfolio, increased losses associated with our energy portfolio, increased utilization of our contractual obligations to extend credit and weaker demand for energy lending. General uncertainty resulting from continued volatility could have other adverse impacts, such as job losses in industries tied to energy, decreased spending habits, lower borrowing needs, higher transaction deposit balances or a number of other effects that are difficult to isolate or quantify, particularly in markets with significant dependence on the energy industry like Oklahoma, and to a lesser extent Kansas and the Dallas/Fort Worth metropolitan area, all of which could have an adverse effect on our business, financial condition and results of operations.

We have credit exposure to the hospitality industry.

The Company has loan exposure to the hospitality industry, primarily through loans made to construct or finance the operation of hotels. At December 31, 2019, this exposure was approximately $167.0 million, or 23.6%, of the total loan portfolio, along with an additional $39.4 million in unfunded debt, as compared to $123 million, or 20.5%, of the total loan portfolio, along with an additional $28.3 million in unfunded debt as of December 31, 2018. The hospitality industry is subject to changes in the travel patterns of business and leisure travelers, both of which are affected by the strength of the economy, as well as other factors. The performance of the hospitality industry has traditionally been closely linked with the performance of the general economy and, specifically, growth in gross domestic product. Changes in travel patterns of both business and leisure travelers, particularly during periods of economic contraction or low levels of economic growth, may create difficulties for the industry over the long-term. Although we have made a large portion of our hospitality loans to long-term, well-established hotel operators in strategic locations, a general downturn in the supply growth of such markets or hotel occupancy or room rates could negatively impact the borrowers’ ability to repay. A significant loss in this portfolio could materially and adversely affect the Company’s financial condition and results of operations.  Our customers in the hospitality industry may be particularly susceptible to a material decline in revenues resulting from decreased travel and leisure activities following the outbreak of COVID-19.

The outbreak of the recent coronavirus ("COVID-19"), or an outbreak of another highly infectious or contagious disease, could adversely affect our business activities, financial condition and results of operations.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of a highly infectious or contagious disease, such as COVID-19, could cause severe disruptions in the U.S. economy, which could in turn disrupt the business, activities, and operations of our customers, as well as our business and operations. Moreover, since the beginning of January 2020, the coronavirus outbreak has caused significant disruption in the financial markets both globally and in the United States. The spread of COVID-19, or an outbreak of another highly infectious or contagious disease, may result in a significant decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us, particularly in the event of a spread of COVID-19 or an outbreak of an infectious disease in our market area. Although we maintain contingency plans for pandemic outbreaks, a spread of COVID-19, or an outbreak of another contagious disease, could also negatively impact the availability of key personnel necessary to conduct our business activities. Such a spread or outbreak could also negatively impact the business and operations of third-party service providers who perform critical services for us. If COVID-19, or another highly infectious or contagious disease, spreads or the response to contain COVID-19 is unsuccessful, we could experience a material adverse effect to our business, financial condition, and results of operations.

There continue to be broad concerns related to the potential effects of the coronavirus or COVID-19 outbreak. If the coronavirus has an adverse effect on (i) customer deposits, (ii) the ability of our borrowers to satisfy their obligations to us, (iii) the demand for our loans or our other products and services, (iv) other aspects of our business operations, or (v) on financial markets, real estate markets, or economic growth, this could, depending on the extent of the decline in customer deposits or loan defaults, materially and adversely affect our liquidity and financial condition and the results of operations could be materially and adversely affected.

Additionally, the COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. Market interest rates have declined significantly. On March 3, 2020, the 10-year Treasury yield fell below 1.00% for the first time, and the Federal Reserve reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. On March 15, 2020, the Federal Reserve further reduced the target federal funds rate by 100 basis points to 0.00% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. The Federal Reserve reduced the interest that it pays on excess reserves from 1.60% to 1.10% on March 3, 2020, and then to 0.10% on March 15, 2020. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income and margins and our profitability.

We have a concentration in commercial real estate lending that could cause our regulators to restrict our ability to grow.

As a part of their regulatory oversight, the federal regulators have issued guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices, or the CRE Concentration Guidance, with respect to a financial institution’s concentrations in CRE lending activities. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of total capital; or (2) total CRE loans as defined in this guidance, or Regulatory CRE, represent 300% or more of total capital, and the institution’s Regulatory CRE has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidance, loans secured by owner occupied CRE are not included for purposes of the CRE concentration calculation. As of December 31, 2019, our Regulatory CRE represented 322.6% of our total Bank capital and our construction, land development and other land loans represented 66.3% of our total Bank capital, as compared to 263.8% and 93.1% as of December 31, 2018, respectively. During the prior 36-month period, our Regulatory CRE has decreased 111.6%. We are actively working to manage our Regulatory CRE concentration, and we believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance. We have implemented enhanced CRE monitoring techniques as expected by banking regulators as our concentrations have approached or exceeded the regulatory guidance. Nevertheless, the Federal Reserve could become concerned about our CRE loan concentrations, and it could limit our ability to grow by restricting its approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities, or by requiring us to raise additional capital, reduce our loan concentrations or undertake other remedial actions.

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

As of December 31, 2019, we had approximately $696.8 million of commercial purpose loans, which include general commercial, energy, agricultural, and CRE loans, representing approximately 98.3% of our gross loan portfolio. Commercial purpose loans are often larger and involve greater risks than other types of lending. Because payments on these loans are often dependent on the successful operation or development of the property or business involved, their repayment is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy.

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

As of December 31, 2019, our 20 largest borrowing relationships ranged from approximately $10.4  million to $31.0 million (including unfunded commitments) and totaled approximately $348.1 million in total commitments (representing, in the aggregate, 38.5% of our total outstanding commitments as of December 31, 2019). Of these 20 relationships, $196.3 million were originated from the Oklahoma market, with the remaining $151.8 million extended to borrowers located in the Dallas/Fort Worth metropolitan area. Each of the loans associated with these relationships has been underwritten in accordance with our underwriting policies and limits. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this concentration of borrowers presents a risk that, if one or more of these relationships were to become delinquent or suffer default, we could be exposed to material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if these loans are adequately collateralized, an increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.

At December 31, 2019, our 20 largest deposit relationships accounted for 24.6% of our total deposits. Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of withdrawals of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, which would adversely affect our results of operations. Under applicable regulations, if the Bank were no longer “well capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC.

A substantial portion of our loan portfolio consists of loans maturing within one year, and there is no guarantee that these loans will be replaced upon maturity or renewed on the same terms or at all.

As of December 31, 2019, approximately 41.7% of our gross loans were maturing within one year, compared to approximately 45.3% of our gross loans that were maturing within one year as of December 31, 2018. As a result, we will either need to renew or replace these loans during the course of the year. There is no guarantee that these loans will be originated or renewed by borrowers on the same terms or at all, as demand for such loans may decrease. Furthermore, there is no guarantee that borrowers will qualify for new loans or that existing loans will be renewed by us on the same terms or at all, as collateral values may be insufficient or the borrowers’ cash flow may be materially less than when the loan was initially originated. This could result in a significant decline in the size of our loan portfolio.

Our allowance for loan losses may not be adequate to cover our actual loan losses, which could adversely affect our earnings.

          We maintain an allowance for loan losses in an amount that we believe is appropriate to provide for losses inherent in the portfolio.  While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses but that have not been identified as nonperforming or potential problem loans.  We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets or that we will be able to limit losses on those loans that are identified.  As a result, future additions to the allowance may be necessary.  Additionally, future additions may be required based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions or as a result of incorrect assumptions by management in determining the allowance.  Federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses.  These regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours.  Any increase in the allowance for loan losses could have a negative effect on our financial condition and results of operations.  Commercial and commercial real estate loans comprise a significant portion of our total loan portfolio.  These types of loans typically are larger than residential real estate loans and other consumer loans.  Because our loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming assets.  An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the allowance for loan losses, or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

We rely on our senior management team and may have difficulty identifying, attracting and retaining necessary personnel, which may divert resources and limit our ability to execute our business strategy and successfully expand our operations.

Our business plan includes, and is dependent upon, our hiring and retaining highly qualified and motivated personnel at every level. Our senior management team has significant industry experience, and their knowledge and relationships would be difficult to replace. The loss of senior management without qualified successors who can execute our strategy could have an adverse impact on our business, financial condition and results of operations. For example, since joining the Bank in August 2015, one senior loan officer in the Dallas/Fort Worth metropolitan area, has originated 25.3% of our total loan portfolio as of December 31, 2019.  The senior loan officer is subject to a noncompetition agreement but the loss of his expertise and ability, could have an adverse impact on our business, financial condition and results of operations.

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

As short-term interest rates have remained at low levels, and as longer term interest rates have fallen, we expect to experience net interest margin compression as our interest-earning assets will continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem. This could have a material adverse effect on our net interest income and our results of operations.

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

As of December 31, 2019, approximately $554.9 million, or 73.3%, of our deposits consisted of demand, savings, money market and negotiable order of withdrawal, or NOW, accounts. Approximately $202.5 million of the remaining balance of deposits consists of certificates of deposit, of which approximately $156.3 million, or 20.6% of our total deposits, was due to mature within one year. Based on our experience, we believe that our savings, money market and non-interest-bearing accounts are relatively stable sources of funds. Historically, a majority of non-brokered certificates of deposit are renewed upon maturity as long as we pay competitive interest rates. Many of these customers are, however, interest-rate conscious and may be willing to move funds into higher-yielding investment alternatives. Our ability to attract and maintain deposits, as well as our cost of funds, has been, and will continue to be significantly affected by general economic conditions. In addition, as market interest rates rise, we will have competitive pressure to increase the rates we pay on deposits. If we increase interest rates paid to retain deposits, our earnings may be adversely affected.

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

We rely on third parties, and in some cases subcontractors, to provide information technology and data services. Although we provide for appropriate protections through our contracts and perform information security risk assessments of its third-party service providers and business associates, we still have limited control over their actions and practices. In addition, despite the security measures that we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third-party providers may be vulnerable to security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. In such cases, notification to affected individuals, state and federal regulators, state attorneys general and media may be required, depending upon the number of affected individuals and whether personal information including financial data was subject to unauthorized access.

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

The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include, among other things:

•	actual or anticipated variations in our quarterly or annual results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry generally;

•	conditions in the banking industry such as credit quality and monetary policies;

•	perceptions in the marketplace regarding us or our competitors;

•	fluctuations in the stock price and operating results of our competitors;

•	domestic and international economic factors unrelated to our performance;

•	general market conditions and, in particular, developments related to market conditions for the industry;

•	new technology used, or services offered, by competitors; and

•	changes in government regulations.

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

Our principal shareholders (collectively, the “Haines Family Trusts”) have the benefit of certain registration rights covering all of their shares of our common stock pursuant to the registration rights agreement that we entered into with the Haines Family Trusts in connection with our initial public offering. Sales of a substantial number of these shares in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline or to be lower than it might otherwise be. In addition, as of December 31, 2019 approximately 63.7% of our outstanding common stock is beneficially owned by our principal shareholders, executive officers and directors. The substantial amount of common stock that is owned by and issuable to our principal shareholders, executive officers and directors may adversely affect our share price, our share price volatility and the development and persistence of an active and liquid trading market. The sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

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

As of December 31, 2019, the Haines Family Trusts control approximately 57.3% of our common stock. So long as the Haines Family Trusts continue to control more than 50% of our outstanding shares of common stock, they will have the ability, if they vote in the same manner, to determine the outcome of all matters requiring shareholder approval, including the election of directors, the approval of mergers, material acquisitions and dispositions and other extraordinary transactions, and amendments to our certificate of incorporation, bylaws and other corporate governance documents. In addition, this concentration of ownership may delay or prevent a change in control of our Company and make some transactions more difficult or impossible without the support of the Haines Family Trusts. The Haines Family Trusts also have certain rights, such as registration rights, that our other shareholders do not have. In any of these matters, the interests of the Haines Family Trusts may differ from or conflict with our interests as a company or the interests of other shareholders. Accordingly, the Haines Family Trusts could influence us to enter into transactions or agreements that other shareholders would not approve or make decisions with which other shareholders may disagree.

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

Our bylaws have an exclusive forum provision, which could limit a shareholder's ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

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

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.   Properties

The Company’s corporate offices are located at 1039 N.W. 63rd Street, Oklahoma City, Oklahoma 73116. The Company’s corporate office space is owned by the Bank’s wholly-owned subsidiary, 1039 NW 63rd, LLC, and consists of approximately 6,600 square feet, an annex of approximately 4,400 square feet, and a 10,000 square foot operations building. The Bank operates from our corporate office, five full-service branch offices located in Oklahoma, two full-service branch offices located in southwest Kansas and two full-service branch offices located in the Dallas/Fort Worth metropolitan area. Of these nine locations, four are leased and five are owned by the Bank. All branches are equipped with ATMs and all Oklahoma branches provide for drive-up access. Additionally, we maintain an administrative office located in the Dallas/Fort Worth metropolitan area, which is leased by the Bank.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock are traded on The NASDAQ Global Select Market under the symbol “BSVN”. The approximate number of holders of record of the Company’s common stock as of March 11, 2020 was 4. The Company’s common stock began trading on The NASDAQ Global Select Market on September 20, 2018.

The Company began paying quarterly dividends in the second half of 2019, with $0.10 per share dividends declared and paid with respect to each of the third and fourth quarters of 2019. The Company currently expects to continue quarterly dividends of $0.10 per share in the future. Any future determination to pay dividends and the amount of such dividends on the Company’s common stock will be made by its Board of Directors and will depend on a number of factors, including

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

Set forth below is information as of December 31, 2019 regarding equity compensation plans. The plan that has been approved by the shareholders is the 2018 Equity Incentive Plan.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by shareholders	267,000	$18.88	149,500
Equity compensation plans not approved by shareholders	––	––	––

COMPANY PERFORMANCE

Presented below is a line graph which compares the percentage in the cumulative total return on the Company’s Common Stock to the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the NASDAQ Bank Stock Index. The period presented is from September 24, 2018 through December 31, 2019. The graph assumes an investment on September 24, 2018 of $100 in the Company’s Common Stock and in each index, and that any dividends were reinvested. The values presented for each quarter during the period represent the cumulative market values of the respective investment. The performance graph represents past performance and should not be considered to be an indication of future performance.

Item 6.   Selected Financial Data

The following table sets forth selected historical consolidated financial and operating data as of and for the years ended December 31, 2019, 2018, and 2017. Selected financial data as of and for the years ended December 31, 2019, 2018 and 2017 has been derived from our audited consolidated financial statements included elsewhere in this report.

You should read the following financial data in conjunction with the other information contained in this report, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the financial statements and related notes included elsewhere in this report.

	As of or for the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per share data)
Income Statement Data:
Total interest income	$51,709	$46,800	$42,870
Total interest expense	9,516	7,169	4,739
Net interest income	42,193	39,631	38,131
Provision for loan losses	-	200	1,246
Total noninterest income	1,308	1,331	1,435
Total noninterest expense	28,432	14,965	14,531
Provision for income taxes	6,844	797	—
Net income	8,225	25,000	23,789
Balance Sheet Data:
Cash and due from banks	$117,128	$128,090	$100,054
Total loans	707,304	599,910	563,001
Allowance for loan losses	7,846	7,832	7,654
Total assets	866,392	770,511	703,594
Interest-bearing deposits	538,262	474,744	459,920
Noninterest-bearing deposits	219,221	201,159	165,911
Total deposits	757,483	675,903	625,831
Total shareholders’ equity	100,126	88,466	69,176

The following table sets forth selected ratios as of and for the years ended December 31, 2019, 2018 and 2017. The performance, asset quality and capital ratios are unaudited and derived from our audited financial statements as of and for the periods presented. Average balances are unaudited and have been calculated using daily averages.

	As of or for the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per share data)
Share and Per Share Data:
Earnings per share (basic)	$0.81	$3.08	$3.26
Earnings per share (diluted)	0.81	3.03	3.26
Dividends per share	0.60	7.71	1.34
Book value per share	9.96	8.68	9.49
Tangible book value per share(1)	9.78	8.49	9.19
Weighted average common shares outstanding–basic	10,145,032	8,105,856	7,287,500
Weighted average common shares outstanding–diluted	10,147,311	8,237,638	7,287,500
Shares outstanding at end of period	10,057,506	10,187,500	7,287,500
Selected Ratios:
Return on average:
Assets	1.03%	3.53%	3.62%
Shareholders’ equity	8.42	33.01	37.43
Yield on earnings assets	6.55	6.48	6.60
Yield on loans	7.58	7.58	7.69
Yield on loans (excluding loan fee income)(1)	6.88	6.71	6.14
Cost of funds	1.37	1.11	0.80
Cost of interest-bearing deposits	1.89	1.52	1.02
Cost of total deposits	1.37	1.08	0.77
Net interest margin	5.35	5.49	5.87
Net interest margin (excluding loan fee income)(1)	4.78	4.78	4.59
Noninterest expense to average assets	3.56	2.05	2.21
Efficiency ratio	65.39	37.04	37.24
Loans to deposits	93.38	88.76	89.96
Credit Quality Ratios:
Nonperforming assets to total assets	0.38%	0.35%	0.28%
Nonperforming assets to total loans and OREO	0.47	0.45	0.35
Nonperforming loans to total loans	0.47	0.44	0.34
Allowance for loan losses to nonperforming loans	235.40	299.50	404.55
Allowance for loan losses to total loans	1.11	1.31	1.36
Net charge-offs to average loans	-0.002	0.004	0.09
Capital Ratios (Bank) (2):
Tangible equity to tangible assets	11.37	11.25	9.55
Common equity tier 1 capital ratio	14.28	14.78	12.58
Tier 1 leverage ratio	11.65	11.26	10.53
Tier 1 risk-based capital ratio	14.28	14.78	12.58
Total risk-based capital ratio	15.42	16.03	13.83
Capital Ratios (Company):
Total shareholders’ equity to total assets	11.56%	11.48%	9.83%
Common equity tier 1 capital ratio	14.11	14.61	11.61
Tier 1 leverage ratio	11.53	11.13	9.72
Tier 1 risk-based capital ratio	14.11	14.61	11.61
Total risk-based capital ratio	15.25	15.86	12.86

	As of or for the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per share data)
Share and Per Share Data:
Earnings per share (basic) – S Corp	$1.48	$3.18	$3.26
Earnings per share (basic) – C Corp(1)	0.81	2.48	1.96
Earnings per share (diluted) – S Corp	1.48	3.13	3.26
Earnings per share (diluted) – C Corp(1)	0.81	2.44	1.96
Dividends per share	0.60	7.71	1.34
Book value per share	9.96	8.68	9.49
Tangible book value per share(2)	9.78	8.49	9.19
Weighted average common shares outstanding–basic	10,145,032	8,105,856	7,287,500
Weighted average common shares outstanding–diluted	10,147,311	8,238,753	7,287,500
Shares outstanding at end of period	10,057,506	10,187,500	7,287,500
Selected Ratios:
Return on average:
Assets – S Corp	1.88%	3.53%	3.62%
Assets – C Corp(1)	1.03	2.75	2.17
Shareholders’ equity – S Corp	15.44	33.01	37.43
Shareholders’ equity – C Corp(1)	8.42	25.69	22.46
Yield on earnings assets	6.55	6.48	6.60
Yield on loans	7.58	7.58	7.69
Yield on loans (excluding loan fee income)(2)	6.88	6.71	6.14
Cost of funds	1.37	1.11	0.80
Cost of interest-bearing deposits	1.89	1.52	1.02
Cost of total deposits	1.37	1.08	0.77
Net interest margin	5.35	5.49	5.87
Net interest margin (excluding loan fee income)(2)	4.78	4.78	4.59
Noninterest expense to average assets	3.56	2.05	2.21
Efficiency ratio	65.39	37.04	37.24
Loans to deposits	93.38	88.76	89.96
Credit Quality Ratios:
Nonperforming assets to total assets	0.38%	0.35%	0.28%
Nonperforming assets to total loans and OREO	0.47	0.45	0.35
Nonperforming loans to total loans	0.47	0.43	0.34
Allowance for loan losses to nonperforming loans	235.40	299.50	404.55
Allowance for loan losses to total loans	1.11	1.31	1.36
Net charge-offs to average loans	-0.002	-0.004	0.09
Capital Ratios:
Total shareholders’ equity to total assets	11.56%	11.48%	9.83%
Tangible equity to tangible assets(2)	11.37	11.25	9.55
Common equity tier 1 capital ratio(3)	14.28	14.78	12.58
Tier 1 leverage ratio(3)	11.65	11.26	10.53
Tier 1 risk-based capital ratio(3)	14.28	14.78	12.58
Total risk-based capital ratio(3)	15.42	16.03	13.83

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

	As of December 31,
	2019	2018	2017
	(Dollars in thousands, except per share data)
Tangible Shareholders’ Equity:
Total shareholders’ equity	$100,126	$88,466	$69,176
Adjustments:
Goodwill and other intangibles	(1,789)	(1,995)	(2,201)
Tangible shareholders’ equity	$98,337	$86,471	$66,975

Tangible Assets:
Total assets	$866,392	$770,511	$703,594
Adjustments:
Goodwill and other intangibles	$(1,789)	$(1,995)	(2,201)
Tangible assets	$864,603	$768,516	$701,393
End of period common shares outstanding	10,057,506	10,187,500	7,287,500
Book value per share	$9.96	$8.68	$9.49
Tangible book value per share	$9.78	$8.49	$9.19
Total shareholders’ equity to total assets	11.56%	11.48%	9.83%
Tangible shareholders’ equity to tangible assets	11.37%	11.25%	9.55%

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

	As of or for the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Loan interest income (excluding loan fee income):
Interest income on loans, including loan fee income	$48,200	$44,279	$41,450
Adjustments:
Loan fee income	(4,443)	(5,121)	(8,331)
Interest income on loans (excluding loan fee income)	$43,757	$39,158	$33,119

Average total loans	$636,274	$584,003	$539,302
Yield on loans	7.58%	7.58%	7.69%
Yield on loans (excluding loan fee income)	6.88%	6.71%	6.14%

Net interest margin (excluding loan fee income):
Net interest income	$42,193	$39,631	$38,131
Adjustments:
Loan fee income	(4,443)	(5,121)	(8,331)
Net interest income (excluding loan fee income)	$37,750	$34,510	$29,800

Average interest-earning assets	$789,009	$721,935	$649,757
Net interest margin	5.35%	5.49%	5.87%
Net interest margin (excluding loan fee income)	4.78%	4.78%	4.59%

One-time executive stock transfer. We had net income of $8.2 million for the year ended December 31, 2019. On September 5, 2019, our largest shareholders, the Haines Family Trusts, contributed 656,925 of their shares to the Company, approximately 6.5% of shares outstanding.  Subsequently, the Company immediately issued those shares to certain executive officers, which was charged as compensation expense through the income statement of the Company. As part of this transaction, the Company retired 149,425 shares, or $2.6 million, for income and payroll taxes. This previously announced transaction was a one-time, non-cash expense; however, because the shares were simultaneously contributed into the Company by the Haines Family Trusts, the transaction had a virtual net-zero impact to shareholders’ equity.

Excluding the one-time, non-cash expense related to the stock transfer outlined above, net income would have been $20.0 million for the year ending December 31, 2019.  Illustrated below is a reconciliation of pro forma net income through the year ended December 31, 2019.

	For the Year Ended December 31,
	2019	2018	$ Change	% Change
(Dollars in thousands)
Pro Forma Net Income
Total Interest Income	$51,709	$46,800	$4,909	10.49%
Total Interest Expense	9,516	7,169	2,347	32.73%
Net Interest Margin	42,193	39,631	2,562	6.47%
Provision for Loan Losses	$-	$200	$-
Total Noninterest Income	$1,308	$1,331	$(23)	(1.71%)

Total Noninterest Expense	$28,432	$14,966	$13,466	89.98%
Stock Transfer Compensation Expense (1)	(11,796)	-	(11,796)
Pro Forma Noninterest Expense	16,636	14,966	1,670	11.16%

Pro Forma Pre-Tax Income	$26,866	$25,796	$1,070	4.15%

Pro Forma Income Tax Expense	$6,836	$5,719	$1,117	19.53%

Pro Forma Net After-Tax Income	$20,030	$20,077	$(47)	(0.24%)

(1)	Compensation expense includes $168,000 in payroll taxes.

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

•          severe weather, acts of god, acts of war, pandemics or terrorism;

•          impact of COVID-19, the coronavirus, on the United States economy, particularly the hospitality industry;

•          compliance with governmental and regulatory requirements, including the Dodd-Frank and Wall Street Consumer Protection Act, or Dodd-Frank Act, and other regulations relating to banking, consumer protection, securities and tax matters;

•          changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters, including the policies of the Federal Reserve and as a result of initiatives of the Trump administration; and

•          other factors that are discussed in the section entitled “Risk Factors,” beginning on page 13.

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

General

We are Bank7 Corp., a bank holding company headquartered in Oklahoma City, Oklahoma. Through our wholly-owned subsidiary, Bank7, we operate nine full-service branches in Oklahoma, the Dallas/Fort Worth, Texas metropolitan area and Kansas. We are focused on serving business owners and entrepreneurs by delivering fast, consistent and well-designed loan and deposit products to meet their financing needs. We intend to grow organically by selectively opening additional branches in our target markets and we will also pursue strategic acquisitions.

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

As of December 31, 2019, we had total assets of $866.4 million, total loans of $707.3 million, total deposits of $757.5 million and total shareholders’ equity of $100.1 million.  In September 2018, in conjunction with our initial public offering, the Company terminated its status as an S Corporation and elected to be treated as a C Corporation.  As this termination occurred at the end of the third quarter, we have presented information as pre-tax and pro forma numbers in the non-GAAP reconciliation below.

In December 2019, a novel strain of coronavirus was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a range of industries. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

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

Furthermore, deferred tax assets and liabilities will be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of our existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of the change in tax rates resulting from becoming a C Corporation were recognized in income in the quarter the change took place. This difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases was recorded as a net deferred tax asset of $1.1 million (net of $13,000 uncertain tax liability) on our consolidated balance sheet as of December 31, 2019.

Pro Forma Income Tax Expense and Net Income

As a result of our status as an S Corporation, we had no U.S. federal income tax expense for the year ended December 31, 2017.  Further, we do not have U.S. federal income tax expense for the full year ended December 31, 2018, but rather only for the short year after conversion to C corporation status (as discussed earlier). The pro forma impact of being taxed as a C Corporation is illustrated in the following table:

	As of or for the year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Before Taxes
Net income(1)	$15,069	$25,797	$23,789

Pro forma C Corporation
Combined effective income tax rate(2)	45.42%	22.19%	39.97%
Income tax provision	$6,844	$5,720	$9,509
Net income	8,225	20,077	14,280
Total shareholders’ equity	100,126	88,466	69,176
Earnings per share (basic)	0.81	2.48	1.96
Earnings per share (diluted)	0.81	2.44	1.96
Return on average:
Assets	1.03	2.75	2.17
Shareholders’ equity	8.42	25.69	22.46

(1)	A portion of our net income in each of these periods was derived from nontaxable investment income and other nondeductible expenses.

(2)
Based on a statutory federal income tax rate of  21%, 21%, and 35% for the years ended December 31, 2019, 2018 and 2017, respectively, plus the applicable statutory state income tax rate for each of the respective periods. State income tax expense would have been approximately:

-	$1.2 million for the year ended December 31, 2019 with an effective state tax rate of 4.4%
-	$1.3 million for the year ended December 31, 2018 with an effective state tax rate of 4.9%
-	$1.3 million for the year ended December 31, 2017 with an effective state tax rate of 5.4%

2019 Highlights

For the year ended December 31, 2019, we reported pre-tax net income of $15.0 million compared to pre-tax net income of $25.8 million for the year ended December 31, 2018. The decrease was related to compensation expense from the one-time, non-cash executive stock transaction.  For the year ended December 31, 2019, average loans totaled $636.3 million, an increase of $52.5 million or 9.0%, from December 31, 2018.  For the year ended December 31, 2019, loan yields, excluding loan fee income, were 6.88%, an increase of 17 basis points from the same period in 2018.  Loan yield excluding loan fee income is a non-GAAP measure. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” elsewhere in this report.

Pre-tax return on average assets and return on average equity was 1.88% and 15.44%, respectively for the year ended December 31, 2019, as compared to 3.53% and 33.01%, respectively, for the same period in 2018.  Our efficiency ratio for the year ended December 31, 2019 was 65.39% as compared to 37.04% for the year ended December 31, 2018.

As of December 31, 2019, total loans were $707.3 million, an increase of $107.4 million, or 17.9%, from December 31, 2018. Total deposits were $757.5 million as of December 31, 2019, an increase of $81.6 million, or 12.1%, from December 31, 2018. Tangible book value per share was $9.78 as of December 31, 2019, an increase of $1.29, or 15.2%, from December 31, 2018. Tangible book value per share is a non-GAAP financial measure. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” elsewhere in this report.

Results of Operations

Years Ended December 31, 2019, December 31, 2018, and December 31, 2017

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

	For the Years Ended December 31,
	2019			2018			2017
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments(1)	$151,434	$3,459	2.28%	$136,880	$2,521	1.84%	$109,410	$1,420	1.30%
Investment securities(2)	$1,065	50	4.69%	$1,052	—	0.00%	$1,045	—	0.00%
Loans held for sale	$236	—	0.00%	$182	—	0.00%	$224	—	0.00%
Total loans(3)	$636,274	$48,200	7.58%	$583,821	$44,279	7.58%	$539,078	$41,450	7.69%
Total interest-earning assets	$789,009	$51,709	6.55%	$721,935	$46,800	6.48%	$649,757	$42,870	6.60%
Noninterest-earning assets	$9,519			$8,629			$7,811
Total assets	$798,528			$730,564			$657,568

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$295,576	$5,057	1.71%	$240,881	$3,584	1.49%	$242,790	$2,214	0.91%
Time deposits	$208,375	$4,459	2.14%	$220,023	$3,410	1.55%	$200,513	$2,288	1.14%
Total interest-bearing deposits	$503,951	$9,516	1.89%	$460,904	$6,994	1.52%	$443,303	$4,502	1.02%
Other borrowings	$—	$—	0.00%	$3,652	$175	4.79%	$5,740	$237	4.13%
Total interest-bearing liabilities	$503,951	$9,516	1.89%	$464,556	$7,169	1.54%	$449,043	$4,739	1.06%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$192,562			$183,750			$142,035
Other noninterest-bearing liabilities	$4,585			$4,110			$2,932
Total noninterest-bearing liabilities	$197,147			$187,860			$144,967
Shareholders’ equity	$97,430			$78,148			$63,558
Total liabilities and shareholders’ equity	$798,528			$730,564			$657,568

Net interest income		$42,193			$39,631			$38,131
Net interest spread(4)			4.67%			4.94%			5.54%
Net interest margin			5.35%			5.49%			5.87%

(1)	Includes income and weighted average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.
(2)	Includes income and weighted average balances for FHLB and FRB stock.
(3)	Average loan balances include monthly average nonaccrual loans of $2.1 million, $991,000 and $2.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

We continued to experience strong asset growth for the year ended December 31, 2019 compared to the year ended December 31, 2018:

-
Total interest income on loans increased $3.9 million, or 8.9%, to $48.2 million which was attributable to a $52.5 million increase in the average balance of loans to $636.3 million during the year ended 2019 as compared with the average balance of $583.8 million for the year ended 2018;

-	Loan fees totaled $4.4 million, a decrease of $678,000 or 13.2% which was attributable to nonrecurring loan fee income earned during the year ended 2018 as compared to 2019;
-	Yields on our interest-earning assets totaled 6.55%, an increase of 7 basis points; and
-	Net interest margin for the year ended 2019 and 2018 was 5.35% and 5.49%, respectively.

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

Interest income on short-term investments increased $938,000, or 37.21%, to $3.5 million for year ended December 31, 2019, due to an increase in the average balances of $14.5 million, or 10.63% and a yield increase of 44 basis points.  Interest income on short-term investments increased $1.1 million, or 77.54%, to $2.5 million for the year ended December 31, 2018, due to an increase in the average balances of $27.4 million, or 25.11%, and a yield increase of 54 basis points.

Interest expense on interest-bearing deposits totaled $9.5 million for the year ended December 31, 2019, compared to $7.0 million for 2018, an increase of $2.5 million, or 36.06%. The increase was related to average daily interest bearing deposit balances increasing by $43.0 million or 9.34% while the cost of interest-bearing deposits grew to 1.89% for the year ended December 31, 2019 from 1.52% for the year ended December 31, 2018.  Interest expense on interest-bearing deposits totaled $7.0 million for the year ended December 31, 2018, compared to $4.5 million for 2017, an increase of $2.5 million, or 55.35%. The increase was related to average daily interest bearing deposit balances increasing by $17.6 million or 3.97% while the cost of interest-bearing deposits grew to 1.52% for the year ended December 31, 2018 from 1.02% for the year ended December 31, 2017.

Net interest margin, including loan fee income, for the years ended December 31, 2019, 2018 and 2017 was 5.35%, 5.49% and 5.87%, respectively. Our net interest margin has decreased from 2017 and 2018 levels due to larger loan fee income in prior years. Excluding our loan fee income, net interest margin for the years ended December 31, 2019, 2018 and 2017 was 4.78%, 4.78% and 4.59%, respectively.  Net interest margin excluding loan fee income is a non-GAAP measure. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” elsewhere in this report.

The following table sets forth the effects of changing rates and volumes on our net interest income during the period shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (change in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).

	For the Year Ended December 31, 2019 vs. 2018				For the Year Ended December 31, 2018 vs. 2017
	Change due to:				Change due to:
	Volume(1)		Rate(1)	Interest Variance	Volume(1)		Rate(1)		Interest Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments		$268	$670	$938		$357		$744		$1,101
Investment securities	$	---	$50	$50	$	---	$	---	$	---
Total loans		$3,978	$(57)	$3,921		$3,440		$(611)		$2,829
Total increase in interest income		$4,246	$663	$4,909		$3,797		$133		$3,930

Increase (decrease) in interest expense:
Deposits:
Transaction accounts		$814	$659	$1,473		$(17)		$1,387		$1,370
Time deposits		$(181)	$1,230	$1,049		$223		$899		$1,122
Total interest-bearing deposits		$633	$1,889	$2,522		$205		$2,287		$2,492
Other borrowings		---	(175)	(175)		(86)		24		(62)
Total interest-bearing liabilities		$633	$1,714	$2,347		$119		$2,311		$2,430

Increase in net interest income		$3,613	$(1,051)	$2,562		$3,678		$(2,178)		$1,500

(1)          Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

Provision for Loan Losses

For the year ended December 31, 2019 compared to the year ended December 31, 2018:

-	The provision for loan losses decreased by $200,000, or 100%, to $0; and
-	The allowance as a percentage of loans decreased by 20 basis points to 1.11%.

For the year ended December 31, 2018 compared to the year ended December 31, 2017:

-	The provision for loan losses decreased by $1 million, or 83.95%, to $200,000; and
-	The allowance as a percentage of loans decreased by 5 basis points to 1.31%.

Noninterest Income

Noninterest income for the year ended December 31, 2019 was $1.3 million compared to $1.3 million for the year ended December 31, 2018, a decrease of $23,000, or 1.73%.  Noninterest income for the year ended December 31, 2018 was $1.3 million compared to $1.4 million for the year ended December 31, 2017, a decrease of $104,000, or 7.25%. The following table sets forth the major components of our noninterest income for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,				For the Years Ended December 31,
	2019	2018	$ Increase (Decrease)	% Increase (Decrease)	2018	2017	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)				(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$392	$347	$(48)	(22.64%)	$347	$336	$11	3.27%
Gain on sale of loans	$164	$212	$45	12.97%	$212	$183	$29	15.85%
Other income and fees	$752	$772	$(20)	(2.59%)	$772	$916	$(144)	(15.72%)
Total noninterest income	$1,308	$1,331	$(23)	(1.73%)	$1,331	$1,435	$(104)	(7.25%)

Noninterest Expense

Noninterest expense for the year ended December 31, 2019 was $28.4 compared to $15.0 million for the year ended December 31, 2018, an increase of $13.5 million or 90.0%. Noninterest expense for the year ended December 31, 2018 was $15.0 compared to $14.5 million for the year ended December 31, 2017, an increase of $434,000, or 3.0%. The following table sets forth the major components of our noninterest expense for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,				For the Years Ended December 31,
	2019	2018	$ Increase (Decrease)	% Increase (Decrease)	2018	2017	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)				(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$21,265	$8,113	$13,152	162.11%	$8,113	$7,611	$502	6.60%
Furniture and equipment	829	684	145	21.20%	684	831	(147)	(17.69%)
Occupancy	1,677	1,105	572	51.76%	1,105	1,049	56	5.34%
Data and item processing	1,078	966	112	11.59%	966	891	75	8.42%
Accounting, legal and professional fees	757	305	452	148.20%	305	284	21	7.39%
Regulatory assessments	126	542	(416)	(76.75%)	542	450	92	20.44%
Advertising and public relations	588	553	35	6.33%	553	433	120	27.71%
Travel, lodging and entertainment	368	699	(331)	(47.35%)	699	1,041	(342)	(32.85%)
Other expense	1,744	1,998	(254)	(12.71%)	1,998	1,941	57	2.94%
Total noninterest expense	$28,432	$14,965	$13,467	89.99%	$14,965	$14,531	$434	2.99%

For the year ended December 31, 2019 compared to the year ended December 31, 2018:

-
Salaries and employee benefits expense was $21.3 million compared to $8.1 million, an increase of $13.2 million, or 162.1%.  The increase in 2019 was attributable to our one-time non-cash executive stock transaction.

-
Occupancy expense was $1.7 million compared to $1.1 million, an increase of $572,000, or 51.8%.  The increase in 2019 was primarily due to the renovation of our headquarters and the expansion into two new markets.

-	Accounting, legal and professional fees were $757,000 compared to $305,000, an increase of $452,000, or 148.2%. The increase was primarily due to 2019 being our first full year as a public company.

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

Financial Condition

The following discussion of our financial condition compares December 31, 2019, 2018, and 2017.

Total Assets

Total assets increased $95.9 million, or 12.4%, to $886.4 million as of December 31, 2019, as compared to $770.5 million as of December 31, 2018 and $703.6 million as of December 31, 2017. The increasing trend in total assets is primarily attributable to strong organic loan and retail deposit growth within the Oklahoma City market and expansion into the Dallas/Fort Worth metropolitan area.

Loan Portfolio

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of December 31, 2019, 2018 and 2017, our gross loans were $708.7 million, $601.9 million and $564.6 million, respectively.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of December 31, 2019, December 31, 2018 and December 31, 2017:

	As of December 31,		As of December 31,		As of December 31,
	2019		2018		2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$70,628	10.0%	$87,267	14.5%	$103,787	18.4%
1-4 family real estate	34,160	4.8	33,278	5.5	31,778	5.6
Commercial real estate - other	273,278	38.5	156,396	26.0	137,534	24.4
Total real estate	378,066	53.3	276,941	46.0	273,099	48.4

Commercial & industrial	260,762	36.8	248,394	41.3	204,976	36.3
Agricultural	57,945	8.2	62,844	10.4	74,871	13.3
Consumer	11,895	1.7	13,723	2.3	11,631	2.1
Gross loans	708,668	100.0%	601,902	100.0%	564,577	100.0%
Less deferred loan fees, net	(1,364)		(1,992)		(1,576)
Total loans	707,304		599,910		563,001
Allowance for loan and lease losses	(7,846)		(7,832)		(7,654)
Net loans	$699,458		$592,078		$555,347

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

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of December 31, 2019
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$—	$31,860	$833	$37,483	$—	$452	$70,628
1-4 family real estate	282	9,598	3,843	19,676	43	718	34,160
Commercial real estate - other	1,849	23.533	23,194	219,390	335	4,977	273,278
Total real estate	2,131	64,991	27,870	276,549	378	6,147	378,066

Commercial & industrial	11,677	176,329	9,973	54,233	12	8,538	260,762
Agricultural	3,947	34,875	2,786	13,055	1,319	1,963	57,945
Consumer	2,042	—	4,824	159	4,047	823	11,895
Gross loans	$19,797	$276,195	$45,453	$343,996	$5,756	$17,471	$708,668

	As of December 31, 2018
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate		Adjustable Rate		Total
	(Dollars in thousands)
Construction & development	$741	$29,412	$617	$56,497	$	---	$	---	$87,267
1-4 family real estate	682	19,866	1,643	$10,934		---		153	33,278
Commercial real estate - other	457	14,280	283	$134,090		2,197		5,089	156,396
Total real estate	1,880	63,558	2,543	201,521		2,197		5,242	276,941

Commercial & industrial	13,725	153,891	7,878	66,631		14		6,255	248,394
Agricultural	4,474	32,496	4,084	17,669		1,374		2,747	62,844
Consumer	2,688	---	5,443	50		4,453		1,089	13,723
Gross loans	$22,767	$249,945	$19,948	$285,871		$8,038		$15,333	$601,902

	As of December 31, 2017
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$1,699	$45,186	$3,006	$53,850	$—	$46	$103,787
1-4 family real estate	1,877	14,671	1,734	13,235	43	218	31,778
Commercial real estate - other	5,619	13,505	1,221	108,832	2,445	5,912	137,534
Total real estate	9,195	73,362	5,961	175,917	2,488	6,176	273,099

Commercial & industrial	45,182	108,921	5,895	27,169	704	17,105	204,976
Agricultural	3,495	37,335	6,956	20,927	2,743	3,415	74,871
Consumer	2,608	126	6,221	665	1,391	620	11,631
Gross loans	$60,480	$219,744	$25,033	$224,678	$7,326	$27,316	$564,577

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

The allowance was $7.8 million at December 31, 2019, $7.8 million at December 31, 2018 and $7.7 million at December 31, 2017.  The increasing trend was related to, and in conjunction with, loan growth.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Balance at beginning of the period	$7,832	$7,654	$6,873
Provision for loan losses	—	200	1,246
Charge-offs:
Construction & development	—	—	—
1-4 family real estate	(2)	(25)	—
Commercial real estate - other	—	—	(224)
Commercial & industrial	(4)	(73)	(242)
Agricultural	(11)	—	—
Consumer	(1)	—	(46)
Total charge-offs	(18)	(98)	(512)
Recoveries:
Construction & development	—	—	—
1-4 family real estate	5	3	23
Commercial real estate - other	—	—	6
Commercial & industrial	24	71	6
Agricultural	3	1	—
Consumer	—	1	12
Total recoveries	32	76	47
Net charge-offs	14	(22)	(465)
Balance at end of the period	$7,846	$7,832	$7,654

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of December 31,
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$782	9.97%	$1,136	14.50%	$1,407	18.38%
1-4 family real estate	378	4.82%	433	5.53%	431	5.63%
Commercial real estate - other	3,025	38.55%	2,035	25.98%	1,865	24.37%
Commercial & industrial	2,887	36.80%	3,231	41.26%	2,779	36.31%
Agricultural	642	8.18%	818	10.44%	1,015	13.26%
Consumer	132	1.68%	179	2.29%	157	2.05%
Total	$7,846	100.0%	$7,832	100.0%	$7,654	100.0%

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

Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under TDRs that are not performing in accordance with their modified terms. Nonperforming assets consist of nonperforming loans plus OREO. Loans accounted for on a nonaccrual basis were $1.8 million as of December 31, 2019, $2.6 million as of December 31, 2018 and $1.2 million as of December 31, 2017.  The gross balance of loans accounted for on a nonaccrual basis at December 31, 2019 was $1.8 million; however, this amount includes one relationship with a balance of $1.8 million, of which 75% is guaranteed by the Small Business Administration (“SBA”). OREO was $0 as of December 31, 2019, $110,000 as of December 31, 2018 and $100,000 as of December 31, 2017.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of December 31,
	2019	2018	2017
	(Dollars in thousands)
Nonaccrual loans	$1,809	$2,615	$1,217
Troubled debt restructurings	912	-	675
Accruing loans 90 or more days past due	612	-	—
Total nonperforming loans	3,333	2,615	1,892
Other real estate owned	—	110	100
Total nonperforming assets	$3,333	$2,725	$1,992
Ratio of nonperforming loans to total loans	0.47%	0.44%	0.34%
Ratio of nonperforming assets to total assets	0.38%	0.35%	0.28%

The following tables present an aging analysis of loans as of the dates indicated.

	As of December 31, 2019
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Total Loans 90+ days and accruing	Total past due Loans	Current Loans	Gross Loans
	(Dollars in thousands)
Construction & development	$—	$—	$—	$—	$—	$70,628	$70,628
1-4 family real estate	—	—	—	—	—	34,160	34,160
Commercial real estate - other	—	—	—	—	—	273,278	273,278
Commercial & industrial	—	—	14	14	14	260,748	260,762
Agricultural	—	—	598	598	598	57,347	57,945
Consumer	90	—	—	—	90	11,805	11,895
Total	$90	$0	$612	$612	$702	$707,966	$708,668

	As of December 31, 2018
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Total Loans 90+ days and accruing	Total past due Loans	Current Loans	Gross Loans
	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$87,267	$87,267
1-4 family real estate	8	-	-	-	8	33,270	33,278
Commercial real estate - other	-	-	-	-	-	156,396	156,396
Commercial & industrial	-	5	-	-	5	248,389	248,394
Agricultural	-	-	-	-	-	62,844	62,844
Consumer	41	-	-	-	41	13,682	13,723
Total	$49	$5	$0	$0	$54	$601,848	$601,902

	As of December 31, 2017
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Total Loans 90+ days and accruing	Total past due Loans	Current Loans	Gross Loans
	(Dollars in thousands)
Construction & development	$—	$—	$—	$—	$—	$103,787	$103,787
1-4 family real estate	—	—	111	—	111	31,667	31,778
Commercial real estate - other	—	—	—	—	—	137,534	137,534
Commercial & industrial	2	—	—	—	2	204,974	204,976
Agricultural	—	—	—	—	—	74,871	74,871
Consumer	54	—	—	—	54	11,577	11,631
Total	$56	$—	$111	$—	$167	$564,410	$564,577

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

Substandard loans totaled $11.1 million as of December 31, 2019, an increase of $2.0 million compared to December 31, 2018. The increase primarily related to one agricultural relationship comprised of four notes totaling $1.8 million with no specific reserve, one agricultural relationship comprised of three notes totaling $555,000 with no specific reserve, one mixed relationship comprised of eight notes totaling $4.2 million with no specific reserve, and one mixed relationship comprised of four notes totaling $2.8 million with no specific reserve.

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of December 31, 2019
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$70,628	$—	$—	$—	$70,628
1-4 family real estate	33,622	538	—	—	34,160
Commercial real estate - other	267,437	—	—	5,841	273,278
Commercial & industrial	241,176	5,312	11,524	2,750	260,762
Agricultural	53,290	—	2,128	2,527	57,945
Consumer	11,895	—	—	—	11,895
Total	$678,048	$5,850	$13,652	$11,118	$708,668

	As of December 31, 2018
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$84,485	$2,782	$—	$—	$87,267
1-4 family real estate	29,942	3,221	—	115	33,278
Commercial real estate - other	154,353	1,559	—	484	156,396
Commercial & industrial	204,671	36,342	—	7,381	248,394
Agricultural	57,782	758	3,207	1,097	62,844
Consumer	13,723	—	—	—	13,723
Total	$544,956	$44,662	$3,207	$9,077	$601,902

	As of December 31, 2017
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$103,787	$—	$—	$—	$103,787
1-4 family real estate	23,011	8,656	—	111	31,778
Commercial real estate - other	127,771	9,088	—	675	137,534
Commercial & industrial	192,035	7,764	4,146	1,031	204,976
Agricultural	64,990	90	7,228	2,563	74,871
Consumer	11,555	—	—	76	11,631
Total	$523,149	$25,598	$11,374	$4,456	$564,577

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

The following table presents loans restructured as TDRs as of December 31, 2019, December 31, 2018 and December 31, 2017.

	As of December 31, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
Commercial real estate - other	1	$1,809	$1,809	$26
Agricultural	2	912	912	-
Total	3	$2,721	$2,721	$26

	As of December 31, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
Commercial & industrial	1	$501	$501	$-
Total	1	$501	$501	$-

	As of December 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
Commercial real estate - other	1	$675	$675	$300
Commercial & industrial	1	861	861	-
Total	2	$1,536	$1,536	$300

There were no payment defaults with respect to loans modified as TDRs as of December 31, 2019, 2018, and 2017.

Impairment analyses are prepared on TDRs in conjunction with the normal allowance process. TDRs restructured during the years ended December 31, 2019, 2018 and 2017 required $26,000, $0 and $300,000 in specific reserves, respectively. There were no charge-offs on TDRs for the years ended December 31, 2019, 2018 or 2017.

The following table presents total TDRs, both in accrual and nonaccrual status as of the periods indicated:

	As of December 31, 2019		As of December 31, 2018		As of December 31, 2017
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Accrual	2	$912	-	$-	1	$675
Nonaccrual	1	1,809	1	501	1	861
Total	3	$2,721	1	$501	2	$1,536

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

Total deposits as of December 31, 2019, 2018 and 2017 were $757.5 million, $675.9 million and $625.8 million, respectively. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	As of December 31,
	2019		2018		2017
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars in thousands)
Noninterest-bearing demand	$219,221	29.0%	$201,159	29.8%	$165,911	26.5%
Interest-bearing:
NOW deposits	112,420	14.8	91,896	13.6	74,870	12.0
Money market	150,554	19.9	118,150	17.5	56,671	9.1
Savings deposits	72,750	9.6	69,548	10.3	85,000	13.6
Time deposits (more than $100,000)	176,998	23.3	167,304	24.8	213,575	34.1
Time deposits ($100,000 or less)	25,540	3.4	27,846	4.1	29,804	4.8
Total interest-bearing	538,262	71.0	474,744	70.2	459,920	73.5
Total deposits	$757,483	100.0%	675,903	100.0%	$625,831	100.0%

The following table summarizes our average deposit balances and weighted average rates for the years ended December 31, 2019, 2018 and 2017:

	As of the Year Ended December 31,
	2019		2018		2017
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$192,562	0.00%	$183,750	0.00%	$142,035	0.00%
Interest-bearing:
NOW	95,694	1.83	71,384	1.56	134,351	1.02
Money market	132,265	1.83	90,230	1.65	29,961	0.90
Savings	67,617	1.30	79,267	1.23	78,477	0.73
Time	208,375	2.14	220,023	1.55	200,513	1.14
Total interest-bearing	503,951	1.89	460,904	1.52	443,302	1.02
Total deposits	$696,513	1.37%	$644,654	1.08%	$585,337	0.77%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of December 31, 2019 Maturity Within:
(Dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits ($100,000 or less)	$6,998	$5,024	$8,387	$8,231	$28,640
Time deposits (more than $100,000)	52,048	34,126	49,700	38,024	173,898
Total time deposits	$59,046	$39,150	$58,087	$46,255	$202,538

	As of December 31, 2018 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits ($100,000 or less)	$6,229	$4,791	$10,342	$6,484	$27,846
Time deposits (more than $100,000)	33,308	41,193	71,827	20,976	167,304
Total time deposits	$39,537	$45,984	$82,169	$27,460	$195,150

	As of December 31, 2017 Maturity Within:
(Dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits ($100,000 or less)	$7,615	$4,710	$8,243	$9,236	$29,804
Time deposits (more than $100,000)	25,436	46,661	94,473	47,005	213,575
Total time deposits	$33,051	$51,371	$102,716	$56,241	$243,379

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

As of December 31, 2019, we had no unsecured fed funds lines with correspondent depository institutions with no amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $71.7 million as of December 31, 2019 and $66.3 million as of December 31, 2018.

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

In the wake of the global financial crisis of 2008 and 2009, the role of capital has become fundamentally more important, as banking regulators have concluded that the amount and quality of capital held by banking organizations was insufficient to absorb losses during periods of severely distressed economic conditions. The Dodd-Frank Act and banking regulations promulgated by the U.S. federal banking regulators to implement Basel III have established strengthened capital standards for banks and bank holding companies and require more capital to be held in the form of common stock. These provisions, which generally became applicable to the Bank on January 1, 2015, impose meaningfully more stringent regulatory capital requirements than those applicable to the Bank prior to that date. In addition, the Basel III regulations implement a concept known as the “capital conservation buffer.” In general, banks, bank holding companies with more than $3.0 billion in assets and bank holding companies with publicly-traded equity are required to hold a buffer of CET1 capital equal to 2.5% of risk-weighted assets over each minimum capital ratio by January 1, 2019 in order to avoid being subject to limits on capital distributions (e.g., dividends, stock buybacks, etc.) and certain discretionary bonus payments to executive officers. For community banks, such as us, the capital conservation buffer requirement commenced on January 1, 2016, with a gradual phase-in. Full compliance with the capital conservation buffer was required by January 1, 2019.

As of December 31, 2019, the FDIC categorized the Bank as “well-capitalized” under the prompt corrective action framework. There have been no conditions or events since December 31, 2019 that management believes would change this classification.

The table below also summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of December 31, 2019, 2018 and 2017. The Bank exceeded all regulatory capital requirements under Basel III and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

	Actual		With Capital Conservation Buffer		Minimum To be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2019:
Total capital to risk-weighted assets
Company	$105,137	15.25%	$72,393	10.500%	N/A	N/A
Bank	106,148	15.42	72,287	10.500	68,845	10.00
Tier 1 capital to risk-weighted assets
Company	97,291	14.11	58,604	8.500	N/A	N/A
Bank	98,302	14.28	58,518	8.500	55,076	8.00
CET 1 capital to risk-weighted assets
Company	97,291	14.11	48,262	7.000	N/A	N/A
Bank	98,302	14.28	48,192	7.000	44,749	6.50
Tier 1 leverage ratio
Company	97,291	11.53	N/A	N/A	N/A	N/A
Bank	98,302	11.65	N/A	N/A	42,241	5.00

	Actual		With Capital Conservation Buffer		Minimum To be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2018:
Total capital to risk-weighted assets
Company	$92,693	15.86%	$57,709	9.875%	N/A	N/A
Bank	93,704	16.03	57,709	9.875	58,439	10.00
Tier 1 capital to risk-weighted assets
Company	85,382	14.61	46,021	7.875	N/A	N/A
Bank	86,393	14.78	46,021	7.875	46,751	8.00
CET 1 capital to risk-weighted assets
Company	85,382	14.61	37,255	6.375	N/A	N/A
Bank	86,393	14.78	37,255	6.375	37,985	6.50
Tier 1 leverage ratio
Company	85,382	11.13	N/A	N/A	N/A	N/A
Bank	86,393	11.26	N/A	N/A	38,355	5.00

	Actual		With Capital Conservation Buffer		Minimum To be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2017:
Total capital to risk-weighted assets
Company	$74,140	12.86%	$53,331	9.250%	N/A	N/A
Bank	79,740	13.83	53,330	9.250	57,654	10.00
Tier 1 capital to risk-weighted assets
Company	66,928	11.61	41,800	7.250	N/A	N/A
Bank	75,528	12.58	41,799	7.250	46,123	8.00
CET 1 capital to risk-weighted assets
Company	66,928	11.61	33,152	5.750	N/A	N/A
Bank	75,528	12.58	33,151	5.750	37,475	6.50
Tier 1 leverage ratio
Company	66,928	9.72	N/A	N/A	N/A	N/A
Bank	75,528	10.53	N/A	N/A	36,436	5.00

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased to $100.1 million as of December 31, 2019, compared to $88.5 million as of December 31, 2018 and $69.2 million as of December 31, 2017. The increases were driven by retained capital from net income during the periods.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of December 31, 2019:

	Payments Due as of December 31, 2019
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$554,945	$-	$-	$-	$554,945
Time deposits	156,283	44,310	1,945	-	202,538
Borrowings	-	-	-	-	-
Operating lease commitments	623	845	49	-	1,517
Total contractual obligations	$711,851	$45,155	$1,994	$-	$759,000

We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan repayment and maturity activity and continued deposit gathering activities. We have in place various borrowing mechanisms for both short-term and long-term liquidity needs.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contractual or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.  To control this credit risk, the Company uses the same underwriting standards as it uses for loans recorded on the balance sheet.

Loan commitments are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the customer to a third party. They are intended to be disbursed, subject to certain conditions, upon request of the borrower.

The following table summarizes commitments as of the dates presented.

	As of December 31,
	2019	2018	2017
	(Dollars in thousands)
Commitments to extend credit	$191,459	$135,015	$145,888
Standby letters of credit	3,338	1,078	1,544
Total	$194,797	$136,093	$147,432

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of December 31, 2019.

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

Goodwill and Intangibles

Goodwill from an acquisition is the value attributable to unidentifiable intangible elements acquired. At a minimum, annual evaluation of the value of goodwill is required. Management evaluated the carrying value of the Company’s goodwill as of December 31, 2019, 2018 and 2017, and determined that no impairment existed.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31,		As of December 31,
	2019		2018
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+400	69.65%	21.41%	48.28%	22.97%
+300	51.57	19.84	35.66	21.50
+200	33.39	18.15	22.99	19.95
+100	14.91	16.34	10.17	18.29
Base	(3.81)	14.39	(3.07)	16.50
-100	(13.68)	12.34	(15.30)	14.58

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

Item 8.   Financial Statements and Supplementary Data

Consolidated Financial Statements Index

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors
and Audit Committee
Bank7 Corp.
Oklahoma City, Oklahoma

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bank7 Corp. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2011.

/s/ BKD, LLP

Oklahoma City, Oklahoma
March 30, 2020

Bank7 Corp.

Consolidated Balance Sheets
(Dollar amounts in thousands)

Assets	December 31, 2019	December 31, 2018

Cash and due from banks	$117,128	$128,090
Interest-bearing time deposits in other banks	30,147	31,759
Loans, net of allowance for loan losses of $7,846 and
$7,832 at December 31, 2019 and 2018, respectively	699,458	592,078
Loans held for sale	1,031	512
Premises and equipment, net	9,624	7,753
Nonmarketable equity securities	1,100	1,055
Foreclosed assets held for sale	-	110
Goodwill and intangibles	1,789	1,995
Interest receivable and other assets	6,115	7,159

Total assets	$866,392	$770,511

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$219,221	$201,159
Interest-bearing	538,262	474,744

Total deposits	757,483	675,903

Income taxes payable	357	1,913
Interest payable and other liabilities	8,426	4,229

Total liabilities	766,266	682,045

Shareholders’ equity
Preferred stock, par value $0.01 per share, 1,000,000
shares authorized; none issued or outstanding	-	-
Common stock, non-voting, par value $0.01 per share,
20,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; shares
issued and outstanding: 10,057,506 and 10,187,500, respectively	101	102
Additional paid-in capital	92,391	80,275
Retained earnings	7,634	8,089

Total shareholders’ equity	100,126	88,466

Total liabilities and shareholders’ equity	$866,392	$770,511

See Notes to Consolidated Financial Statements

Bank7 Corp.
Consolidated Statements of Income
(Dollar amounts in thousands, except per share data)

	For the Years Ended December 31,
	2019	2018	2017
Interest Income
Loans, including fees	$48,200	$44,279	$41,450
Interest-bearing time deposits in other banks	1,709	588	592
Interest-bearing deposits in other banks	1,800	1,933	828

Total interest income	51,709	46,800	42,870

Interest Expense
Deposits	9,516	6,994	4,502
Other borrowings	-	175	237

Total interest expense	9,516	7,169	4,739

Net Interest Income	42,193	39,631	38,131

Provision for Loan Losses	-	200	1,246

Net Interest Income After Provision for Loan Losses	42,193	39,431	36,885

Noninterest Income
Secondary market income	164	212	183
Service charges on deposit accounts	392	347	336
Other	752	772	916

Total noninterest income	1,308	1,331	1,435

Noninterest Expense
Salaries and employee benefits	21,265	8,113	7,611
Furniture and equipment	829	684	831
Occupancy	1,677	1,310	1,049
Data and item processing	1,078	966	891
Accounting, marketing and legal fees	757	305	284
Regulatory assessments	126	542	450
Advertising and public relations	588	553	433
Travel, lodging and entertainment	368	699	1,041
Other	1,744	1,793	1,941

Total noninterest expense	28,432	14,965	14,531

Income Before Taxes	15,069	25,797	23,789
Income tax expense	6,844	797	-
Net Income	$8,225	$25,000	$23,789

Earnings per common share - basic	$0.81	$3.08	$3.26
Earnings per common share - diluted	0.81	3.03	3.26
Weighted average common shares outstanding - basic	10,145,032	8,105,856	7,287,500
Weighted average common shares outstanding - diluted	10,147,311	8,237,638	7,287,500

See Notes to Consolidated Financial Statements

Bank7 Corp.
Consolidated Statements of Shareholders’ Equity
(Dollar Amounts in thousands, except share data)

	Year Ended December 31,
	2019	2018	2017
Common Stock (Shares)
Balance at beginning of period	10,187,500	7,287,500	7,287,500
Common stock issued	-	2,900,000	-
Shares issued for restricted stock units	19,431	-	-
Shares acquired and canceled	(149,425)	-	-
Balance at end of period	10,057,506	10,187,500	7,287,500

Common Stock (Amount)
Balance at beginning of period	$102	$73	$73
Shares issued, net of offering costs	-	29	-
Shares acquired and canceled	(1)	-	-
Balance at end of period	$101	$102	$73

Additional Paid-in Capital
Balance at beginning of period	$80,275	$6,987	$6,987
Capital contribution	-	137	-
Shares issued, net of offering costs	-	50,125	-
Reclassification of undistributed S Corporation earnings	-	22,872	-
Stock-based compensation expense	12,116	154	-
Balance at end of period	$92,391	$80,275	$6,987

Retained Earnings
Balance at beginning of period	$8,089	$62,116	$48,076
Net income	8,225	25,000	23,789
Reclassification of undistributed S Corporation earnings	-	(22,872)	-
Common stock acquired and canceled	(2,645)	-	-
Cash dividends declared ($0.60, $7.71, $1.34 per share)	(6,035)	(56,155)	(9,749)
Balance at end of period	$7,634	$8,089	$62,116

Total shareholders' equity	$100,126	$88,466	$69,176

See Notes to Consolidated Financial Statements

Bank7 Corp.
Consolidated Statements of Cash Flows
(Dollar Amounts in thousands)

	For the Years Ended December 31,
	2019	2018	2017

Operating Activities
Net income	$8,225	$25,000	$23,789
Items not requiring (providing) cash
Depreciation and amortization	849	1,097	1,088
Provision for loan losses	-	200	1,246
Net increase on other real estate owned	-	(10)	-
Gain on sales of loans	(164)	(212)	(183)
Stock-based compensation expense	12,116	154	-
Loss on sale of premises and equipment	183	-	-
Cash receipts from the sale of loans originated for sale	7,697	8,185	9,060
Cash disbursements for loans originated for sale	(8,052)	(8,097)	(9,108)
(Gain) loss on sale of other real estate owned	(330)	3	92
Deferred income tax benefit	(20)	(1,069)	-
Changes in
Interest receivable and other assets	1,064	(1,405)	(415)
Interest payable and other liabilities	(2,388)	3,155	308

Net cash provided by operating activities	19,180	27,001	25,877

Investing Activities
Maturities of interest-bearing time deposits in other banks	18,583	3,884	1,743
Purchases of interest-bearing time deposits in other banks	(16,971)	(5,475)	(2,490)
Net change in loans	(107,458)	(36,981)	(61,668)
Purchases of premises and equipment	(3,100)	(378)	(3,969)
Proceeds from sale of premises and equipment	403	1,336	-
Purchase of nonmarketable equity securities	(45)	(6)	(6)
Proceeds from sale of foreclosed assets	518	47	597

Net cash used in investing activities	(108,070)	(37,573)	(65,793)

Financing Activities
Net change in deposits	81,580	50,072	76,275
Repayment of borrowed funds	-	(5,600)	(800)
Cash distributions	(1,006)	(56,155)	(9,749)
Capital injection	-	137	-
Common stock acquired and canceled	(2,646)	-	-
Net change in common stock	-	50,154	-

Net cash provided by financing activities	77,928	38,608	65,726

(Decrease) Increase in Cash and Due from Banks	(10,962)	28,036	25,810

Cash and Due from Banks, Beginning of Year	128,090	100,054	74,244

Cash and Due from Banks, End of Year	$117,128	$128,090	$100,054

Supplemental Disclosure of Cash Flows Information
Interest paid	$9,342	$7,304	$4,739
Income taxes paid	$6,779	$-	$-
Dividends declared and not paid	$5,029	$-	$-
Non-cash stock contribution	$11,627	$-	$-
Foreclosed assets acquired in settlement of loans	$78	$50	$684

See Notes to Consolidated Financial Statements

Bank7 Corp.
Notes to Consolidated Financial Statements

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

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

Interest-Bearing Time Deposits in Other Banks

Interest-bearing time deposits in other banks totaled $30.1 million and $31.8 million at December 31, 2019 and December 31, 2018, respectively, and have original maturities generally ranging from one to five years.

Bank7 Corp.
Notes to Consolidated Financial Statements

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost.  Trading securities are recorded at fair value with changes in fair value included in earnings.  Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.  For debt securities with fair value below amortized cost when the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  The Company had no “available-for-sale” or held to maturity investments as of December 31, 2019 and 2018.

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

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operating expense and is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred while improvements are capitalized. Premises and equipment is tested for impairment if events or changes in circumstances occur that indicate that the carrying amount of any premises and equipment may not be recoverable. Premises that are identified to be sold are transferred to other real estate owned at the lower of their carrying amounts or their fair values less estimated costs to sell. Any losses on premises identified to be sold are charged to operating expense. When premises and equipment are transferred to other real estate owned, sold, or otherwise retired, the cost and applicable accumulated depreciation are removed from the respective accounts and any resulting gains or losses are reported in the statement of income.

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

No asset impairment was recognized during the years ended December 31, 2019, 2018, and 2017.

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

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2019, 2018 and 2017, the Company recognized no interest and penalties.

Revenue Recognition

In addition to lending and related activities, the Company offers various services to customers that generate revenue. Contract performance typically occurs in one year or less. Incremental costs of obtaining a contract are expensed when incurred when the amortization period is one year or less.

Service and transaction fees on depository accounts

Customers often pay certain fees to the bank to access the cash on deposit including certain non-transactional fees such as account maintenance or dormancy fees, and certain transaction based fees such as ATM, wire transfer, or foreign exchange fees. Revenue is recognized when the transactions occur or as services are performed over primarily monthly or quarterly periods. Payment is typically received in the period the transactions occur, or in some cases, within 90 days of the service period.

Interchange Fees

Interchange fees, or “swipe” fees, are charges that merchants pay to the processors who, in turn, share that revenue with us and other card-issuing banks for processing electronic payment transactions. Interchange fees represent the portion of the debit card transaction amount that the card issuer retains to compensate it for processing transactions and providing rewards. Interchange fees are settled and recognized on a daily or monthly basis.

Bank7 Corp.
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, and establishes a new control-based revenue recognition model for revenue from contracts with customers.  The revenue line items in scope of this ASU have been identified and final assessment is pending; however, the majority of the Company’s financial instruments are not within the scope of Topic 606.  Material revenue streams within the scope of Topic 606 include service charges on deposits.  The guidance in the ASU is effective for annual reporting periods beginning after December 15, 2018.  ASU 2014-09 was adopted for the annual period ending December 31, 2019 and did not have a significant impact on the Company’s financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  The ASU requires certain equity investments to be measured at fair value with changes recognized in net income.  It also requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purpose and eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value disclosed for financial instruments measured at amortized cost.  The guidance in the ASU is effective for annual reporting periods beginning after December 15, 2018. ASU 2016-01 was adopted for the annual period ending December 31, 2019 and did not have a significant impact on the Company’s financial statements.

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

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to U.S. federal or state tax examinations for years before 2016.

Note 3:	Restriction on Cash and Due from Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2019 was $18.0 million.

Bank7 Corp.
Notes to Consolidated Financial Statements

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

The following table shows the computation of basic and diluted earnings per share:

	As of and for the Years ended December 31,
	2019	2018	2017
(Dollars in thousands, except per share amounts)
Numerator
Net income	$8,225	$25,000	$23,789

Denominator
Denominator for basic earnings per common share	10,145,032	8,105,856	7,287,500
Dilutive effect of stock compensation (1)	2,279	131,782	-
Denominator for diluted earnings per share	10,147,311	8,237,638	7,287,500

Earnings per common share
Basic	$0.81	$3.08	$3.26
Diluted	$0.81	$3.03	$3.26

(1) Nonqualified stock options outstanding of 163,000 and 150,000 as of December 31, 2019 and 2018, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented.

Bank7 Corp.
Notes to Consolidated Financial Statements

Note 5:	Loans and Allowance for Loan Losses

A summary of loans at December 31, 2019 and 2018, are as follows (dollars in thousands):

	December 31, 2019	December 31, 2018

Construction & development	$70,628	$87,267
1-4 family commercial	34,160	33,278
Commercial real estate - other	273,278	156,396
Total commercial real estate	378,066	276,941

Commercial & industrial	260,762	248,394
Agricultural	57,945	62,844
Consumer	11,895	13,723

Gross loans	708,668	601,902

Less allowance for loan losses	(7,846)	(7,832)
Less deferred loan fees	(1,364)	(1,992)

Net loans	$699,458	$592,078

Bank7 Corp.
Notes to Consolidated Financial Statements

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the years ended December 31, 2019, 2018, and 2017 (dollars in thousands):

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2019
Balance, beginning of period	$1,136	$433	$2,035	$3,231	$818	$179	$7,832

Charge-offs	-	(2)	-	(4)	(11)	(1)	(18)
Recoveries	-	5	-	24	3	-	32

Net charge-offs	-	3	-	20	(8)	(1)	14

Provision (credit) for loan losses	(354)	(58)	990	(364)	(168)	(46)	-

Balance, end of period	$782	$378	$3,025	$2,887	$642	$132	$7,846

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2018
Balance, beginning of period	$1,407	$431	$1,865	$2,779	$1,015	$157	$7,654

Charge-offs	-	(25)	-	(73)	-	-	(98)
Recoveries	-	3	-	71	1	1	76

Net charge-offs	-	(22)	-	(2)	1	1	(22)

Provision (credit) for loan losses	(271)	24	170	454	(198)	21	200

Balance, end of period	$1,136	$433	$2,035	$3,231	$818	$179	$7,832

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2017
Balance, beginning of period	$1,565	$287	$1,193	$2,523	$1,074	$231	$6,873

Charge-offs	-	-	(224)	(242)	-	(46)	(512)
Recoveries	-	23	6	6	-	12	47

Net charge-offs	-	23	(218)	(236)	-	(34)	(465)

Provision (credit) for loan losses	(158)	121	890	492	(59)	(40)	1,246

Balance, end of period	$1,407	$431	$1,865	$2,779	$1,015	$157	$7,654

Bank7 Corp.
Notes to Consolidated Financial Statements

The following table presents, by portfolio segment, the balance in allowance for loan losses and the gross loans based upon portfolio segment and impairment method as of December 31, 2019 and 2018 (dollars in thousands):

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2019
Allowance Balance
Ending balance
Individually evaluated for impairment	$-	$-	$26	$-	$-	$-	$26
Collectively evaluated for impairment	782	378	2,999	2,887	642	132	7,820

Total	$782	$378	$3,025	$2,887	$642	$132	$7,846

Gross Loans
Ending balance
Individually evaluated for impairment	$-	$-	$5,841	$2,750	$2,527	$-	$11,118
Collectively evaluated for impairment	70,628	34,160	267,437	258,012	55,418	11,895	697,550

Total	$70,628	$34,160	$273,278	$260,762	$57,945	$11,895	$708,668

December 31, 2018
Allowance Balance
Ending balance
Individually evaluated for impairment	$-	$-	$32	$14	$-	$-	$46
Collectively evaluated for impairment	1,136	433	2,003	3,217	818	179	7,786

Total	$1,136	$433	$2,035	$3,231	$818	$179	$7,832

Gross Loans
Ending balance
Individually evaluated for impairment	$-	$115	$484	$7,381	$1,097	$-	$9,077
Collectively evaluated for impairment	87,267	33,163	155,912	241,013	61,747	13,723	592,825

Total	$87,267	$33,278	$156,396	$248,394	$62,844	$13,723	$601,902

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

The Company evaluates the definitions of loan grades and the allowance for loan losses methodology on an ongoing basis.  No changes were made to either during the period ended December 31, 2019.

The following table presents the credit risk profile of the Company’s loan portfolio based on internal rating category as of December 31, 2019 and 2018 (dollars in thousands):

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2019
Grade
1 (Pass)	$70,628	$33,622	$267,437	$241,176	$53,290	$11,895	$678,048
2 (Watch)	-	538	-	5,312	-	-	5,850
3 (Special Mention)	-	-	-	11,524	2,128	-	13,652
4 (Substandard)	-	-	5,841	2,750	2,527	-	11,118

Total	$70,628	$34,160	$273,278	$260,762	$57,945	$11,895	$708,668

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2018
Grade
1 (Pass)	$84,485	$29,942	$154,353	$204,671	$57,782	$13,723	$544,956
2 (Watch)	2,782	3,221	1,559	36,342	758	-	44,662
3 (Special Mention)	-	-	-	-	3,207	-	3,207
4 (Substandard)	-	115	484	7,381	1,097	-	9,077

Total	$87,267	$33,278	$156,396	$248,394	$62,844	$13,723	$601,902

Bank7 Corp.
Notes to Consolidated Financial Statements

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2019 and 2018 (dollars in thousands):

	Past Due
	30–59 Days	60–89 Days	Greater than 90 Days	Total	Current	Total Loans	Total Loans > 90 Days & Accruing

December 31, 2019
Construction & development	$-	$-	$-	$-	$70,628	$70,628	$-
1 - 4 Family Real Estate	-	-	-	-	34,160	34,160	-
Commercial Real Estate - other	-	-	-	-	273,278	273,278	-
Commercial & industrial	-	-	14	14	260,748	260,762	14
Agricultural	-	-	598	598	57,347	57,945	598
Consumer	90	-	-	90	11,805	11,895	-

Total	$90	$-	$612	$702	$707,966	$708,668	$612

December 31, 2018
Construction & development	$-	$-	$-	$-	$87,267	$87,267	$-
1 - 4 Family Real Estate	8	-	-	8	33,270	33,278	-
Commercial Real Estate - other	-	-	-	-	156,396	156,396	-
Commercial & industrial	-	5	-	5	248,389	248,394	-
Agricultural	-	-	-	-	62,844	62,844	-
Consumer	41	-	-	41	13,682	13,723	-

Total	$49	$5	$-	$54	$601,848	$601,902	$-

The following table presents impaired loans as of December 31, 2019 and 2018 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

December 31, 2019
Construction & development	$-	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-	208	-
Commercial Real Estate - other	5,841	4,032	1,809	5,841	26	2,557	440
Commercial & industrial	2,750	2,750	-	2,750	-	5,495	281
Agricultural	2,527	1,744	-	1,744	-	2,238	174
Consumer	-	-	-	-	-	98	-

Total	$11,118	$8,526	$1,809	$10,335	$26	$10,596	$895

December 31, 2018
Construction & development	$-	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	115	115	-	115	-	82	4
Commercial Real Estate - other	1,990	1,506	484	1,990	32	440	148
Commercial & industrial	7,614	7,359	22	7,381	14	7,049	560
Agricultural	1,097	1,097	-	1,097	-	1,313	82
Consumer	5	-	-	-	-	28	1

Total	$10,821	$10,077	$506	$10,583	$46	$8,912	$795

Impaired loans include nonperforming loans and also include loans modified in troubled-debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Bank7 Corp.
Notes to Consolidated Financial Statements

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At December 31, 2019, the Company had $2,721,000 of commercial real estate loans that were modified in troubled-debt restructurings and impaired and $501,000 in commercial loan modifications as of December 31, 2018.  There were $2.7 million in newly modified troubled-debt restructurings during the year ended December 31, 2019, consisting of $1.8 million of commercial real estate loans and $900,000 in agricultural loans. The modification of the terms of the TDR loan included a reduction of the stated interest rate of the loan to a stated rate of interest lower than the current market rate for new debt with similar risk.  These modifications did not result in any increase or decrease to the allowance for loan losses for the year ending December 31, 2019. These TDRs resulted in no charge offs during the year ended December 31, 2019. There were no newly modified TDRs during the year ended December 31, 2018.

There were no troubled-debt restructurings modified in the past twelve months that subsequently defaulted for the year ended December 31, 2019.

The following table represents information regarding nonperforming assets at December 31, 2019 and 2018 (dollars in thousands):

	As of December 31,
	2019	2018
Nonaccrual loans	$1,809	$2,615
Troubled-debt restructurings (1)	912	-
Accruing loans 90 or more days past due	612	-
Total nonperforming loans	$3,333	$2,615

(1) $1.81 million and $501,000 of TDRs as of December 31, 2019 and December 31, 2018, respectively, are included in the nonaccrual loans balance in the line above

Note 6:	Premises and Equipment

Major classifications of premises and equipment, stated at cost and net of accumulated depreciation are as follows (dollars in thousands):

	December 31, 2019	December 31, 2018

Land, buildings and improvements	$9,942	$8,414
Furniture and equipment	2,117	1,654
Automobiles	760	722
	12,819	10,790
Less accumulated depreciation	(3,195)	(3,037)

Net premises and equipment	$9,624	$7,753

Bank7 Corp.
Notes to Consolidated Financial Statements

Note 7:	Intangible Assets

The gross carrying amount and accumulated amortization of recognized intangible assets at December 31, 2019 and 2018, were (dollars in thousands):

	December 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangible	$2,061	$(1,283)	$2,061	$(1,077)

Amortization expense for intangible assets totaled $206,000 for the years ended December 31, 2019, 2018, and 2017.  Estimated amortization expense for each of the following four years is as follows (dollars in thousands):

2020	$206
2021	206
2022	206
2023	160

$778

Note 8:	Interest-Bearing Deposits

Interest-bearing time deposits in denominations of $250,000 or more were $57.0 million and $58.2 million at December 31, 2019 and 2018, respectively.

At December 31, 2019, the scheduled maturities of interest-bearing time deposits were as follows (dollars in thousands):

2020	$156,283
2021	34,775
2022	9,535
2023	1,945

$202,538

Bank7 Corp.
Notes to Consolidated Financial Statements

Note 9:	Income Taxes

In connection with the initial public offering, as discussed in Note 2, the Company terminated its S Corporation status and became a taxable entity (“C Corporation”) effective September 24, 2018. As such, any periods prior to September 24, 2018 will only reflect an effective state income tax rate.

The (benefit)/provision for income taxes for the years ended December 31, 2019 and 2018 consists of the following (dollars in thousands):

	Year Ended December 31,
	2019	2018

Federal:
Current	$5,516	$1,563
Deferred	-	(1,036)
Total federal tax provision	$5,516	$527

State:
Current	$1,308	$303
Deferred	20	(33)
Total state tax provision	$1,328	$270

Total income tax provision	$6,844	$797

The provision for income taxes for the years ended December 31, 2019 and 2018 differs from the federal rate of 21% due to the following:

	Year Ended December 31,
	2019	2018

Statutory U.S. Federal Income Tax	$3,160	$5,417
Increase (decrease) resulting from:
State Taxes	1,048	213
Benefit of S corporation status	-	(3,933)
Permanent Differences	2,327	-
Conversion as of September 24, 2018 to C corporation	-	(863)
Other	309	(37)
Provision for income taxes	$6,844	$797

Bank7 Corp.
Notes to Consolidated Financial Statements

Deferred tax assets (liabilities) included in other assets in the accompanying consolidated balance sheet consist of the following:

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Allowance for loan losses	$1,918	$1,942
Non-accrual loans	60	-
Deferred revenue	165	-
Other	-	80
Deferred compensation	78	38
Total deferred tax assets	$2,221	$2,060

Deferred tax liabilities:
Property and equipment	$(320)	$(268)
Intangible assets	(202)	(220)
Prepaid expenses	(122)	(177)
Method change IRC 481(a)	(476)	(254)
Other	(12)	(72)
Total deferred tax liabilities	$(1,132)	$(991)

Net deferred tax assets	$1,089	$1,069

In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize all benefits related to these deductible differences as of December 31, 2019.

The Company does not have any net operating loss or tax credit carryforwards as of December 31, 2019.

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

Bank7 Corp.
Notes to Consolidated Financial Statements

	For the Year Ended December 31,
	2019	2018

Balance at beginning of year	$13	$-
Additions for positions taken in prior years	-	15
Reductions for positions taken in prior years	-	(2)
Balance at end of year	$13	$13

There were no interest or penalties related to uncertain tax positions reflected in the consolidated statements of income for the years ended December 31, 2019 and 2018.

Note 10:	Letters of Credit

The Bank has entered into an arrangement with the FHLB resulting in the FHLB issuing letters of credit on behalf of the Bank with the resulting beneficiary being certain public funds in connection with these deposits.  Outstanding letters of credit to secure these public funds at December 31, 2019 and 2018 were $1.3 million and $1.5 million, respectively.  Loans with a collateral value of approximately $73.0 million were used to secure the letters of credit.

Note 11:	Advances and Borrowings

The Bank has a blanket floating lien security agreement with a maximum borrowing capacity of $71.7 million at December 31, 2019, with the FHLB, under which the Bank is required to maintain collateral for any advances, including its stock in the FHLB, as well as qualifying first mortgage and other loans.  The Bank had no advances from the FHLB at December 31, 2019 or 2018.

Note 12:	Shareholders’ Equity

On September 5, 2019, the Company adopted a Repurchase Plan (the “RP”). The RP authorizes the repurchase of up to 500,000 shares of the Company’s common stock.  To date the Company has made no repurchases under the RP.  Stock repurchases under the RP will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management.  A summary of the activity under the RP is as follows:

	Year Ended December 31,
	2019	2018
Number of shares repurchased	-	-
Average price of shares repurchased	$-	$-
Shares remaining to be repurchased	500,000	-

The Company and Bank are subject to risk-based capital guidelines issued by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under GAAP, regulatory reporting requirements and regulatory capital standards.  The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Furthermore, the Company’s and the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Bank7 Corp.
Notes to Consolidated Financial Statements

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I, and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2019, that the Company and Bank meet all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of December 31, 2019, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

Bank7 Corp.
Notes to Consolidated Financial Statements

	Actual		Minimum Capital Requirements		With Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2019
Total capital to risk-weighted assets Company	$105,137	15.25%	$55,157	8.00%	$72,393	10.50%	N/A	N/A
Bank	$106,148	15.42%	$55,076	8.00%	$72,287	10.50%	$68,845	10.00%
Tier I capital to risk-weighted assets Company	$97,291	14.11%	$41,368	6.00%	$58,604	8.50%	N/A	N/A
Bank	$98,302	14.28%	$41,307	6.00%	$58,518	8.50%	$55,076	8.00%
CET I capital to risk-weighted assets Company	$97,291	14.11%	$31,026	4.50%	$48,262	7.00%	N/A	N/A
Bank	$98,302	14.28%	$30,980	4.50%	$48,192	7.00%	$44,749	6.50%
Tier I capital to average assets Company	$97,291	11.53%	$33,833	4.00%	N/A	N/A	N/A	N/A
Bank	$98,302	11.65%	$33,793	4.00%	N/A	N/A	$42,241	5.00%

As of December 31, 2018
Total capital to risk-weighted assets Company	$92,693	15.86%	$46,751	8.00%	$57,709	9.875%	N/A	N/A
Bank	$93,704	16.03%	$46,751	8.00%	$57,709	9.875%	$58,439	10.00%
Tier I capital to risk-weighted assets Company	$85,382	14.61%	$35,063	6.00%	$46,021	7.875%	N/A	N/A
Bank	$86,393	14.78%	$35,063	6.00%	$46,021	7.875%	$46,751	8.00%
CET I capital to risk-weighted assets Company	$85,382	14.61%	$26,298	4.50%	$37,255	6.375%	N/A	N/A
Bank	$86,393	14.78%	$26,298	4.50%	$37,255	6.375%	$37,985	6.50%
Tier I capital to average assets Company	$85,382	11.13%	$30,684	4.00%	N/A	N/A	N/A	N/A
Bank	$86,393	11.26%	$30,684	4.00%	N/A	N/A	$38,355	5.00%

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

Bank7 Corp.
Notes to Consolidated Financial Statements

Capital Conservation Buffer (as a % of risk-weighted assets)	Maximum Payout (as a % of eligible retained income)
Greater than 2.5%	No payout limitations applies
≤2.5% and >1.875%	60%
≤1.875% and >1.25%	40%
≤1.25% and >0.625%	20%
≤0.625%	0%

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At December 31, 2019, approximately $34.6 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 13:	Related-Party Transactions

At December 31, 2019 and 2018, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties) approximating $1.1 million and $6.9 million, respectively.  A summary of these loans is as follows (dollars in thousands):

	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period

Year ended December 31, 2019	$6,897	$2,613	$(8,455)	$1,055
Year ended December 31, 2018	$6,684	$7,319	$(7,106)	$6,897

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

The Bank leases office and retail banking space in Woodward, Oklahoma from Haines Realty Investments Company, LLC, a related party of the Company.  Lease expense totaled $184,000 for the years ended December 31, 2019, 2018, and 2017.  In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Bank7 Corp.
Notes to Consolidated Financial Statements

Note 14:	Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to the maximum legal limit with the Bank matching up to 5% of the employee’s salary.  Employer contributions charged to expense for the years ended December 31, 2019, 2018, and 2017 totaled $223,000, $198,000 and $178,000, respectively.

Stock-Based Compensation

The Company adopted a nonqualified incentive stock option plan (the “Bank7 Corp. 2018 Equity Incentive Plan”) in September 2018. The Bank7 Corp. 2018 Equity Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Plan for the years ended December 31, 2019 and 2018 totaled $628,000 and $154,000 respectively.

On September 5, 2019, the Company’s largest shareholders, the Haines Family Trusts, contributed approximately 6.5% of their shares (656,925 shares) to the Company.  Subsequently, the Company immediately issued those shares to certain executive officers, which was charged as compensation expense of $11.8 million, including payroll taxes, through the income statement of the Company. Additionally, at the discretion of the employees receiving shares to assist in paying tax withholdings, 149,425 shares were withheld and subsequently canceled, resulting in a charge to retained earnings of $2.6 million.

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

The following table is a summary of the stock option activity under the Bank7 Corp. 2018 Equity Incentive Plan (dollar amounts in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Year Ended December 31, 2019
Outstanding at December 31, 2018	150,000	$19.00
Options Granted	20,500	16.98
Options Exercised	-	-
Options Forfeited	(7,500)	19.00
Outstanding at December 31, 2019	163,000	$18.75	8.79	$41
Exercisable at December 31, 2019	35,625		8.73	$-

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

Bank7 Corp.
Notes to Consolidated Financial Statements

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the period presented:

Year Ended December 31, 2019
Risk-free interest rate	2.48%
Dividend yield	2.20%
Stock price volatility	31.14%
Expected term	7.01 yrs

The following table summarizes share information about RSUs for the year ended December 31, 2019:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Outstanding at December 31, 2018	130,000	$19.09
Shares granted	-	-
Shares settled	(26,000)	-
Shares forfeited	-	-
End of the period balance	104,000	$19.09

As of December 31, 2019, there was approximately $1.8 million of unrecognized compensation expense related to 104,000 unvested RSUs and $383,000 of unrecognized compensation expense related to 163,000 unvested and/or unexercised stock options.  The stock option expense is expected to be recognized over a weighted average period of four years, and the RSU expense is expected to be recognized over a weighted average period of five years.

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

Bank7 Corp.
Notes to Consolidated Financial Statements

Recurring Measurements

There were no assets measured at fair value on a recurring basis as of December 31, 2019 and 2018.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2019 and 2018 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)

Decmeber 31, 2019
Impaired loans (collateral- dependent)	$1,783	$-	$-	$1,783

December 31, 2018
Impaired loans (collateral- dependent)	$506	$-	$-	$506
Foreclosed assets held for sale	$110	$-	$-	$110

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

Bank7 Corp.
Notes to Consolidated Financial Statements

Appraisals of foreclosed assets held for sale are obtained when the asset is acquired and subsequently as deemed necessary by the Company.  Appraisals are reviewed for accuracy and consistency by executive management and loan administration.

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted- Average
December 31, 2019
Collateral-dependent impaired loans	$1,783	Appraisals from comparable properties	Estimated cost to sell	3-5%

December 31, 2018
Collateral-dependent impaired loans	$506	Appraisals from comparable properties	Estimated cost to sell	7-10%

Foreclosed assets held for sale	$110	Appraisals from comparable properties	Estimated cost to sell	7-10%

Bank7 Corp.
Notes to Consolidated Financial Statements

The following tables presents estimated fair values of the Company’s financial instruments not     recorded at fair value at December 31, 2019 and 2018 (dollars in thousands):

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3	Total
December 31, 2019

Financial Assets
Cash and due from banks	$117,128	$117,128	$-	$-	$117,128
Interest-bearing time deposits in other banks	$30,147	$-	$30,147	$-	$30,147
Loans, net of allowance	$699,458	$-	$698,672	$1,809	$700,481
Mortgage loans held for sale	$1,031	$-	$1,031	$-	$1,031
Nonmarketable equity securities	$1,100	$-	$1,100	$-	$1,100
Interest receivable	$3,954	$-	$3,954	$-	$3,954

Financial Liabilities
Deposits	$757,483	$-	$757,520	$-	$757,520
Interest payable	$636	$-	$636	$-	$636

December 31, 2018

Financial Assets
Cash and due from banks	$128,090	$128,090	$-	$-	$128,090
Interest-bearing time deposits in other banks	$31,759	$-	$31,758	$-	$31,758
Loans, net of allowance	$592,078	$-	$591,893	$506	$592,399
Mortgage loans held for sale	$512	$-	$512	$-	$512
Nonmarketable equity securities	$1,055	$-	$1,055	$-	$1,055
Interest receivable	$4,538	$-	$4,538	$-	$4,538

Financial Liabilities
Deposits	$675,903	$-	$675,017	$-	$675,017
Interest payable	$461	$-	$461	$-	$461

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

Bank7 Corp.
Notes to Consolidated Financial Statements

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at December 31, 2019 or 2018.

Note 16:	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets.  The following summarizes those financial instruments with contract amounts representing credit risk as of December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019	December 31, 2018

Commitments to extend credit	$191,459	$135,015
Financial and performance standby letters of credit	3,338	1,078

	$194,797	$136,093

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

Bank7 Corp.
Notes to Consolidated Financial Statements

As of December 31, 2019, hospitality loans were 24% of gross total loans with outstanding balances of $167.0 million and unfunded commitments of $39.4 million; energy loans were 14% of gross total loans with outstanding balances of $102.1 million and unfunded commitments of $28.9 million.

The Company evaluates goodwill for potential goodwill impairment on an annual basis or more often based on consideration if any triggering events have occurred. A prolonged strain on the U.S. Economy impacting the Company could result in goodwill being partially or fully impaired. At December 31, 2019, goodwill of $1 million was recorded on the consolidated balance sheet.

Note 18:	Operating Leases

GAAP require The Company leases certain of its branch facilities and office equipment under operating leases.  Rental expense for these leases was $770,000 and $596,000, and $421,000 for the years ended December 31, 2019, 2018, and 2017 respectively.

Future minimum rental commitments of branch facilities and office equipment due under non-cancelable operating leases at December 31, 2019, were as follows (dollars in thousands):

2020	$623
2021	451
2022	220
2023	174
Thereafter	49
$1,517

Bank7 Corp.
Notes to Consolidated Financial Statements

Note 19:	Parent-only Financial Statements

Condensed Balance Sheets
Assets
	December 31, 2019	December 31, 2018

Cash and due from banks	$296	$295
Investment in bank subsidiary	99,076	87,377
Dividends receivable	5,029	-
Goodwill	1,011	1,011
Other assets	-	39

Total assets	$105,412	$88,722

Liabilities and Shareholders’ Equity

Other liabilities	5,286	256

Total liabilities	5,286	256

Total shareholders’ equity	100,126	88,466

Total liabilities and shareholders’ equity	$105,412	$88,722

Condensed Statements of Income	For the Years Ended December 31,
	2019	2018	2017
Income
Dividends received from subsidiary bank	$6,035	$11,930	$10,765
Other	155	-	-

Total Income	6,190	11,930	10,765

Expense
Interest expense	-	175	238
Other	4	315	-

Total expense	4	490	238

Income and equity in undistributed net income of bank subsidiary	6,185	11,440	10,527
Equity in undistributed net income of bank subsidiary	2,040	13,521	13,262

Income before Taxes	8,225	24,961	23,789
Income tax expense	-	(39)	-

Net Income Available to Common Shareholders	$8,225	$25,000	$23,789

Bank7 Corp.
Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows	For the Years Ended December 31,
	2019	2018	2017

Operating Activities
Net income	$8,225	$25,000	$23,789
Items not requiring (providing) cash
Equity in undistributed net income	(2,040)	(13,521)	(13,262)
Dividends receivable from subsidiary bank	(5,029)	-	-
Stock-based compensation expense	-	154	-

Changes in
Accounts payable and accrued expenses	(149)	-	-
Other current assets and liabilities	-	199	(2)

Net cash provided by operating activities	1,007	11,832	10,525

Financing Activities
Repayment of borrowed funds	-	(5,600)	(800)
Common stock issued, net of offering costs	-	50,154	-
Dividends paid	(1,006)	(56,155)	(9,749)

Net cash used in financing activities	(1,006)	(11,601)	10,549

Increase in Cash and Due from Banks	1	231	(24)

Cash and Due from Banks, Beginning of Period	295	64	88

Cash and Due from Banks, End of Period	$296	$295	$64

Supplemental Disclosure of Cash Flows Information
Interest paid	$-	$175	$239
Dividends declared and not paid	$5,029	$-	$-

Bank7 Corp.
Notes to Consolidated Financial Statements

Note 20:	Selected Quarterly Financial Data (Unaudited)

The following tables summarize the unaudited condensed results of operations for each of the quarters during the fiscal years ended December 31, 2019 and 2018:

	For the three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net interest income	$10,353	$10,583	$10,600	$10,657
Provision for loan losses	-	-	-	-
Noninterest income	223	295	509	281
Noninterest expense	3,755	4,048	16,072	4,557
Income before income taxes	6,821	6,830	(4,963)	6,381
Income tax expense (benefit)	1,705	1,704	1,556	1,879
Net income (loss)	$5,116	$5,126	$(6,519)	$4,502
EPS
Basic	$0.50	$0.50	$(0.64)	$0.45
Diluted	$0.50	$0.50	$(0.64)	$0.45

	For the three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net interest income	$9,861	$9,439	$9,801	$10,530
Provision for loan losses	100	-	-	100
Noninterest income	264	486	319	262
Noninterest expense	3,675	3,546	3,805	3,939
Income before income taxes	6,350	6,379	6,315	6,753
Income tax expense	-	-	(395)	1,192
Net income	$6,350	$6,379	$6,710	$5,561
EPS (1)
Basic	$0.87	$0.88	$0.88	$0.55
Diluted	$0.87	$0.88	$0.87	$0.54

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2019 of the Company’s disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-K.

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

d)	Changes in Internal Control Over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 11.   Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 14.   Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

Financial Statements

See index to Consolidated Financial Statements on page 59.

Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under “Part II — Item 8. Financial Statements and Supplementary Data.”

Exhibits

3.1	Amended and Restated Certificate of Incorporation of Bank7 Corp.(1)

3.2	Amended and Restated Bylaws of Bank7 Corp.(2)

4.1	Specimen Common Stock Certificate of Bank7 Corp.(3)

4.2	Description of Common Stock Securities Registered Pursuant to Section 12 of the Exchange Act of 1934

10.1	Form of Tax Sharing Agreement(4)

10.2	Bank7 Corp. 2018 Equity Incentive Plan(5)

10.3	Form of Stock Option award Agreement under the Bank7 Corp. 2018 Equity Incentive Plan(6)

10.4	Form of Restricted Stock Unit Award Agreement under the Bank7 Corp. 2018 Equity Incentive Plan(7)

10.5	Form of Indemnification Agreement(8)

10.6	Form of Registration Rights Agreement(9)

10.7	Stock Award Agreement Between the Company and Thomas L. Travis issued under the 2018 Equity Incentive Plan (10)

10.8	Stock Award Agreement Between the Company and John T. Phillips issued under the 2018 Equity Incentive Plan (11)

21.1	Subsidiaries of Bank7 Corp.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) the Consolidated Statements of Income for the years ended December 31, 2019 and 2018, (iii) the Consolidated Statements of Retained Earnings for the years ended December 31, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018, and (v) the notes to the Consolidated Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2018 (File No. 333-227010).

(2)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2018 (File No. 333-227010).

(3)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(4)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2018 (File No. 333-227010).

(5)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(6)	Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(7)	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(8)	Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(9)	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2018 (File No. 333-227010).

(10)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2019.

(11)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank7 Corp.

Date: March 30, 2020	By:	/s/ Thomas L. Travis
Thomas L. Travis
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kelly J. Harris
Kelly J. Harris
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William B. Haines	Director; Chairman	March 30, 2020
William B. Haines

/s/ Thomas L. Travis	Director; President and Chief Executive Officer	March 30, 2020
Thomas L. Travis	(Principal Executive Officer)

/s/ Charles W. Brown	Director	March 30, 2020
Charles W. Brown

/s/ William M. Buergler	Director	March 30, 2020
William M. Buergler

/s/ John T. Phillips	Director	March 30, 2020
John T. Phillips

/s/ Gary D. Whitcomb	Director	March 30, 2020
Gary D. Whitcomb

/s/ Lonny D. Wilson	Director	March 30, 2020
Lonny D. Wilson

/s/ J. Michael Sanner	Director	March 30, 2020
J. Michael Sanner