Form 10-Q
period 2020-03-31
Bank7 Corp.
filed 2020-05-14
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

As of May 12, 2020, the registrant had 9,226,252 shares of common stock, par value $0.01, outstanding.

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

Item 1.	Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Balance Sheets
(Dollar amounts in thousands)

Assets	March 31, 2020 (unaudited)	December 31, 2019

Cash and due from banks	$148,626	$117,128
Interest-bearing time deposits in other banks	30,102	30,147
Loans, net of allowance for loan losses of $8,513 and $7,846 at March 31, 2020 and December 31, 2019, respectively	777,220	699,458
Loans held for sale, at fair value	-	1,031
Premises and equipment, net	9,644	9,624
Nonmarketable equity securities	1,089	1,100
Goodwill and other intangibles, net	1,737	1,789
Interest receivable and other assets	5,932	6,115

Total assets	$974,350	$866,392

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$254,735	$219,221
Interest-bearing	616,221	538,262

Total deposits	870,956	757,483

Income taxes payable	1,817	357
Interest payable and other liabilities	3,961	8,426

Total liabilities	876,734	766,266

Shareholders’ equity
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, non-voting, par value $0.01 per share, 20,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding: 9,264,412 and 10,057,506, at March 31, 2020 and December 31, 2019 respectively	93	101
Additional paid-in capital	92,571	92,391
Retained earnings	4,952	7,634

Total shareholders’ equity	97,616	100,126
Total liabilities and shareholders’ equity	$974,350	$866,392

See Notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Income
(Dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2020	2019
Interest Income
Loans, including fees	$13,106	$11,622
Interest-bearing time deposits in other banks	162	417
Interest-bearing deposits in other banks	239	538

Total interest income	13,507	12,577

Interest Expense
Deposits	2,075	2,224

Total interest expense	2,075	2,224

Net Interest Income	11,432	10,353

Provision for Loan Losses	650	-

Net Interest Income After Provision for Loan Losses	10,782	10,353

Noninterest Income
Secondary market income	38	37
Service charges on deposit accounts	119	60
Other	173	126

Total noninterest income	330	223

Noninterest Expense
Salaries and employee benefits	2,474	2,171
Furniture and equipment	216	159
Occupancy	461	343
Data and item processing	276	262
Accounting, marketing and legal fees	126	147
Regulatory assessments	23	32
Advertising and public relations	269	186
Travel, lodging and entertainment	53	42
Other	455	413

Total noninterest expense	4,353	3,755

Income Before Taxes	6,759	6,821
Income tax expense	1,708	1,705
Net Income	$5,051	$5,116

Earnings per common share - basic	$0.51	$0.50
Earnings per common share - diluted	0.51	0.50
Weighted average common shares outstanding - basic	9,972,899	10,187,500
Weighted average common shares outstanding - diluted	9,972,899	10,187,500

See Notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(Dollar Amounts in thousands, except share data)

	Three Months Ended March 31,
	2020	2019
Common Stock (Shares)
Balance at beginning of period	10,057,506	10,187,500
Shares acquired and canceled	(793,094)	-
Balance at end of period	9,264,412	10,187,500

Common Stock (Amount)
Balance at beginning of period	$101	$102
Shares acquired and canceled	(8)	-
Balance at end of period	$93	$102

Additional Paid-in Capital
Balance at beginning of period	$92,391	$80,275
Stock-based compensation expense	180	171
Balance at end of period	$92,571	$80,446

Retained Earnings
Balance at beginning of period	$7,634	$8,089
Net income	5,051	5,116
Common stock acquired and canceled	(6,807)	-
Cash dividends declared ($0.10 per share)	(926)	-
Balance at end of period	$4,952	$13,205

Total shareholders’ equity	$97,616	$93,753

See Notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in thousands)

	For the Three Months Ended March 31,
	2020	2019
Operating Activities
Net income	$5,051	$5,116
Items not requiring (providing) cash
Depreciation and amortization	270	175
Provision for loan losses	650	-
Gain on sales of loans	(38)	(37)
Stock-based compensation expense	180	171
Cash receipts from the sale of loans originated for sale	2,440	2,685
Cash disbursements for loans originated for sale	(1,371)	(2,343)
Deferred income tax benefit	(20)	(43)
Changes in
Interest receivable and other assets	203	786
Interest payable and other liabilities	1,098	665

Net cash provided by operating activities	8,463	7,175

Investing Activities
Maturities of interest-bearing time deposits in other banks	12,723	6,973
Purchases of interest-bearing time deposits in other banks	(12,678)	(9,491)
Net change in loans	(78,412)	13,288
Purchases of premises and equipment	(238)	(659)
Change in nonmarketable equity securities	11	-

Net cash (used in) provided by investing activities	(78,594)	10,111

Financing Activities
Net change in deposits	113,473	10,773
Cash distributions	(5,029)	-
Common stock acquired and canceled	(6,815)	-

Net cash provided by financing activities	101,629	10,773

Increase in Cash and Due from Banks	31,498	28,059

Cash and Due from Banks, Beginning of Period	117,128	128,090

Cash and Due from Banks, End of Period	$148,626	$156,149

Supplemental Disclosure of Cash Flows Information
Interest paid	$2,245	$2,180
Dividends declared and not paid	$926	$-

See Notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Bank7 Corp. (the “Company”), formerly known as Haines Financial Corp, is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Bank7 (the “Bank”).  The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers located in Oklahoma, Kansas, and Texas.  The Bank is subject to competition from other financial institutions.  The Company is subject to the regulation of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position, results of operations, and cash flows of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2019, the date of the most recent annual report.  The condensed consolidated balance sheet of the Company as of December 31, 2019 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and notes normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The information contained in the financial statements and footnotes included in Company’s annual report for the year ended December 31, 2019, should be referred to in connection with these unaudited interim consolidated financial statements. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Share Repurchase Program

During the three months ended March 31, 2020, 793,094 shares were repurchased under the Company’s share repurchase program at an average price of $8.59 per share and retired and returned to the status of authorized but unissued shares. There were no shares repurchased during the three months ended March 31, 2019.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326).  The ASU requires the replacement of the current incurred loss model with an expected loss model, referred to as the current expected credit loss (CECL) model.  The guidance in the ASU is effective for reporting periods beginning after December 15, 2022 with a cumulative-effect adjustment to retained earnings required for the first reporting period.  Management is still assessing the impact of this ASU.  The Company will adopt this ASU in the first quarter of 2023.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment.  The ASU amends existing guidance to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.  Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value an entity will record an impairment charge based on that difference. The standard eliminates today’s requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. Early adoption is permitted. ASU 2017-04 was adopted as of January 1, 2020, with no significant impacts on the Company’s financial statements.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). ASU 2018-13 removes, modifies and adds disclosure requirements on fair value measurements. ASU 2018-13 was adopted on January 1, 2020, and did not have a significant impact on the Company’s financial statements.

Legislative and Regulatory Developments

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The CARES Act also includes a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers, including through the authorization of various programs and measures that the U.S. Department of the Treasury, the Small Business Administration, the Federal Reserve Board, and other federal banking agencies may or are required to implement. Further, in response to the COVID-19 outbreak, the Federal Reserve Board has implemented or announced a number of facilities to provide emergency liquidity to various segments of the U.S. economy and financial market.

The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. In the three months ending March 31, 2020, 25 loans totaling $80.2 million were modified, related to COVID-19, that were not considered troubled debt restructurings. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

The extent to which the COVID-19 pandemic impacts the Company’s business, liquidity, asset valuations, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. Moreover, the effects of the COVID-19 pandemic may have a material adverse effect on all or a combination of valuation impairments on the Company’s intangible assets, loans, or deferred tax assets.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 2:	Restriction on Cash and Due from Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at March 31, 2020 was $0.

Note 3:	Earnings Per Share

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

The following table shows the computation of basic and diluted earnings per share:

	For the three months ended March 31,
	2020	2019
(Dollars in thousands, except per share amounts)
Numerator
Net income	$5,051	$5,116

Denominator
Denominator for basic earnings per common share	9,972,899	10,187,500
Dilutive effect of stock compensation (1)	-	-
Denominator for diluted earnings per share	9,972,899	10,187,500

Earnings per common share
Basic	$0.51	$0.50
Diluted	$0.51	$0.50

(1)
Nonqualified stock options outstanding of 186,500 and 165,000 as of March 31, 2020 and 2019, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 4:	Loans and Allowance for Loan Losses

A summary of loans at March 31, 2020 and December 31, 2019, are as follows (dollars in thousands):

	March 31, 2020	December 31, 2019

Construction & development	$87,324	$70,628
1 - 4 family real estate	34,760	34,160
Commercial real estate - other	280,474	273,278
Total commercial real estate	402,558	378,066

Commercial & industrial	323,273	260,762
Agricultural	50,993	57,945
Consumer	10,671	11,895

Gross loans	787,495	708,668

Less allowance for loan losses	(8,513)	(7,846)
Less deferred loan fees	(1,762)	(1,364)

Net loans	$777,220	$699,458

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

March 31, 2020
Balance, beginning of period	$782	$378	$3,025	$2,887	$642	$132	$7,846

Charge-offs	-	-	-	-	-	-	-
Recoveries	-	1	-	6	10	-	17

Net recoveries	-	1	-	6	10	-	17

Provision (credit) for loan losses	162	(3)	7	602	(101)	(17)	650

Balance, end of period	$944	$376	$3,032	$3,495	$551	$115	$8,513

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

March 31, 2019
Balance, beginning of period	$1,136	$433	$2,035	$3,231	$818	$179	$7,832

Charge-offs	-	-	-	(4)	-	-	(4)
Recoveries	-	-	-	7	-	-	7

Net recoveries	-	-	-	3	-	-	3

Provision (credit) for loan losses	154	19	52	(166)	(58)	(1)	-

Balance, end of period	$1,290	$452	$2,087	$3,068	$760	$178	$7,835

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents, by portfolio segment, the balance in allowance for loan losses and the gross loans based upon portfolio segment and impairment method as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

March 31, 2020
Allowance Balance
Ending balance Individually evaluated for impairment	$-	$-	$26	$-	$-	$-	$26
Collectively evaluated for impairment	944	376	3,006	3,495	551	115	8,487

Total	$944	$376	$3,032	$3,495	$551	$115	$8,513

Gross Loans
Ending balance Individually evaluated for impairment	$-	$-	$3,749	$8,952	$2,414	$-	$15,115
Collectively evaluated for impairment	87,324	34,760	276,725	314,321	48,579	10,671	772,380

Total	$87,324	$34,760	$280,474	$323,273	$50,993	$10,671	$787,495

December 31, 2019
Allowance Balance
Ending balance Individually evaluated for impairment	$-	$-	$26	$-	$-	$-	$26
Collectively evaluated for impairment	782	378	2,999	2,887	642	132	7,820

Total	$782	$378	$3,025	$2,887	$642	$132	$7,846

Gross Loans
Ending balance Individually evaluated for impairment	$-	$-	$5,841	$2,750	$2,527	$-	$11,118
Collectively evaluated for impairment	70,628	34,160	267,437	258,012	55,418	11,895	697,550

Total	$70,628	$34,160	$273,278	$260,762	$57,945	$11,895	$708,668

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Internal Risk Categories

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company evaluates the definitions of loan grades and the allowance for loan losses methodology on an ongoing basis.  No changes were made to either during the period ended March 31, 2020.

The following table presents the credit risk profile of the Company’s loan portfolio based on internal rating category as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

March 31, 2020
Grade
1 (Pass)	$87,324	$33,973	$267,047	$290,136	$46,450	$10,671	$735,601
2 (Watch)	-	787	9,678	7,764	-	-	18,229
3 (Special Mention)	-	-	-	16,421	2,129	-	18,550
4 (Substandard)	-	-	3,749	8,952	2,414	-	15,115

Total	$87,324	$34,760	$280,474	$323,273	$50,993	$10,671	$787,495

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2019
Grade
1 (Pass)	$70,628	$33,622	$267,437	$241,176	$53,290	$11,895	$678,048
2 (Watch)	-	538	-	5,312	-	-	5,850
3 (Special Mention)	-	-	-	11,524	2,128	-	13,652
4 (Substandard)	-	-	5,841	2,750	2,527	-	11,118

Total	$70,628	$34,160	$273,278	$260,762	$57,945	$11,895	$708,668

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	Past Due						Total Loans
	30–59 Days	60–89 Days	Greater than 90 Days	Total	Current	Total Loans	> 90 Days & Accruing

March 31, 2020
Construction & development	$-	$-	$-	$-	$87,324	$87,324	$-
1 - 4 Family Real Estate	142	93	-	235	34,525	34,760	-
Commercial Real Estate - other	2,920	-	-	2,920	277,554	280,474	-
Commercial & industrial	-	-	14	14	323,259	323,273	14
Agricultural	-	-	598	598	50,395	50,993	598
Consumer	298	-	-	298	10,373	10,671	-

Total	$3,360	$93	$612	$4,065	$783,430	$787,495	$612

December 31, 2019
Construction & development	$-	$-	$-	$-	$70,628	$70,628	$-
1 - 4 Family Real Estate	-	-	-	-	34,160	34,160	-
Commercial Real Estate - other	-	-	-	-	273,278	273,278	-
Commercial & industrial	-	-	14	14	260,748	260,762	14
Agricultural	-	-	598	598	57,347	57,945	598
Consumer	90	-	-	90	11,805	11,895	-

Total	$90	$-	$612	$702	$707,966	$708,668	$612

The following table presents impaired loans as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

						Three Months Ended March 31, 2020
March 31, 2020
Construction & development	$-	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-	-	-
Commercial Real Estate - other	3,749	1,991	1,758	3,749	26	3,926	71
Commercial & industrial	8,952	8,952	-	8,952	-	4,093	181
Agricultural	1,630	1,630	-	1,630	-	2,847	38
Consumer	-	-	-	-	-	-	-

Total	$14,331	$12,573	$1,758	$14,331	$26	$10,866	$290

December 31, 2019						Three Months Ended March 31, 2019
Construction & development	$-	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-	115	-
Commercial Real Estate - other	5,841	4,032	1,809	5,841	26	959	33
Commercial & industrial	2,750	2,750	-	2,750	-	6,591	123
Agricultural	2,527	1,744	-	1,744	-	1,832	57
Consumer	-	-	-	-	-	193	5

Total	$11,118	$8,526	$1,809	$10,335	$26	$9,690	$218

Impaired loans include nonperforming loans and also include loans modified in troubled-debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At March 31, 2020, the Company had $1,758,000 of commercial real estate loans and $946,000 of agricultural loans that were modified in troubled-debt restructurings and impaired and $1,758,000 of commercial real estate and $912,000 of agricultural loan modifications as of December 31, 2019.  There were no newly modified troubled-debt restructurings during the three months ended March 31, 2020.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

There were no troubled-debt restructurings modified in the past three months that subsequently defaulted for the period ended March 31, 2020.

The following table represents information regarding nonperforming assets at March 31, 2020 and December 31, 2019 (dollars in thousands):

	As of
	March 31, 2020	December 31, 2019
Nonaccrual loans	$1,758	$1,809
Troubled-debt restructurings (1)	946	912
Accruing loans 90 or more days past due	612	612
Total nonperforming loans	$3,316	$3,333

(1)	$1.76 million and $1.81 million of TDRs as of March 31, 2020 and December 31, 2019, respectively, are included in the nonaccrual loans balance in the line above.

The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In the first quarter ending March 31, 2020, 25 loans totaling $80.2 million were modified, related to COVID-19, that were not considered troubled debt restructurings.  Through May 12, 2020, we have modified terms on 165 loans totaling approximately $285.7 million.

Note 5:	Shareholders’ Equity

On September 5, 2019, the Company adopted a Repurchase Plan (the “RP”). The RP initially authorized the repurchase of up to 500,000 shares of the Company’s common stock. On March 13, 2020, the Company’s Board of Directors approved a 500,000 share expansion to the existing stock repurchase program, for a total of 1,000,000 shares authorized under the program.  All shares repurchased under the RP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the RP may be determined by management. At March 31, 2020, there were 206,906 shares remaining that could be repurchased under the Company’s Repurchase Program.  Stock repurchases under the RP will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management.  A summary of the activity under the RP is as follows:

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2020	2019
Number of shares repurchased	793,094	-
Average price of shares repurchased	$8.59	$-
Shares remaining to be repurchased	206,906	-

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I, and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2020, that the Company and Bank meet all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of March 31, 2020, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirements		With Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2020
Total capital to risk-weighted assets
Company	$104,392	13.55%	$61,651	8.00%	$80,917	10.50%	N/A	N/A
Bank	$104,348	13.56%	$61,570	8.00%	$80,810	10.50%	$76,962	10.00%
Tier I capital to risk-weighted assets
Company	$95,879	12.44%	$46,238	6.00%	$65,504	8.50%	N/A	N/A
Bank	$95,836	12.45%	$46,177	6.00%	$65,418	8.50%	$61,570	8.00%
CET I capital to risk-weighted assets
Company	$95,879	12.44%	$34,679	4.50%	$53,944	7.00%	N/A	N/A
Bank	$95,836	12.45%	$34,633	4.50%	$53,874	7.00%	$50,025	6.50%
Tier I capital to average assets
Company	$95,879	10.98%	$34,923	4.00%	N/A	N/A	N/A	N/A
Bank	$95,836	10.97%	$34,936	4.00%	N/A	N/A	$43,670	5.00%

As of December 31, 2019
Total capital to risk-weighted assets
Company	$105,137	15.25%	$55,157	8.00%	$72,393	10.50%	N/A	N/A
Bank	$106,148	15.42%	$55,076	8.00%	$72,287	10.50%	$68,845	10.00%
Tier I capital to risk-weighted assets
Company	$97,291	14.11%	$41,368	6.00%	$58,604	8.500%	N/A	N/A
Bank	$98,302	14.28%	$41,307	6.00%	$58,518	8.500%	$55,076	8.00%
CET I capital to risk-weighted assets
Company	$97,291	14.11%	$31,026	4.50%	$48,262	7.000%	N/A	N/A
Bank	$98,302	14.28%	$30,980	4.50%	$48,192	7.000%	$44,749	6.50%
Tier I capital to average assets
Company	$97,291	11.53%	$33,833	4.00%	N/A	N/A	N/A	N/A
Bank	$98,302	11.65%	$33,793	4.00%	N/A	N/A	$42,241	5.00%

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

As fully phased in, a banking organization with a buffer greater than 2.5% would not be subject to additional limits on dividend payments or discretionary bonus payments; however, a banking organization with a buffer less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero.  The new rule also prohibits a banking organization from making dividend payments or discretionary bonus payments if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% as of the beginning of that quarter. Eligible net income is defined as net income for the four calendar quarters preceding the current calendar quarter, net of any distributions and associated tax effects not already reflected in net income.  A summary of payout restrictions based on the capital conservation buffer is as follows:

Capital Conservation Buffer (as a % of risk-weighted assets)	Maximum Payout (as a % of eligible retained income)
Greater than 2.5%	No payout limitations applies
≤2.5% and >1.875%	60%
≤1.875% and >1.25%	40%
≤1.25% and >0.625%	20%
≤0.625%	0%

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At March 31, 2020, approximately $25.4 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 6:	Related-Party Transactions

At March 31, 2020 and December 31, 2019, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties) approximating $0 and $1.1 million, respectively.  A summary of these loans is as follows (dollars in thousands):

	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period

Three months ended March 31, 2020	$1,055	$-	$(1,055)	$-
Year ended December 31, 2019	$6,897	$2,613	$(8,455)	$1,055

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

The Bank leases office and retail banking space in Woodward, Oklahoma from Haines Realty Investments Company, LLC, a related party of the Company.  Lease expense totaled $46,000 for the three months ended March 31, 2020 and 2019.  In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7:	Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to the maximum legal limit with the Bank matching up to 5% of the employee’s salary.  Employer contributions charged to expense for the three months ended March 31, 2020 and 2019 totaled $45,000 and $66,000, respectively.

Stock-Based Compensation

The Company adopted a nonqualified incentive stock option plan (the “Bank7 Corp. 2018 Equity Incentive Plan”) in September 2018. The Bank7 Corp. 2018 Equity Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Plan for the three months ended March 31, 2020 and 2019 totaled $180,000 and $171,000 respectively.

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

The Company grants to employees and directors restricted stock units (RSUs) which vest ratably over either three or five years and stock options which vest ratably over four years.  All RSUs and stock options are granted at the fair value of the common stock at the time of the award.  The RSUs are considered fixed awards as the number of shares and fair value are known at the date of grant and the fair value at the grant date is amortized over the vesting and/or service period.

The Company uses newly issued shares for granting RSUs and stock options.

The following table is a summary of the stock option activity under the Bank7 Corp. 2018 Equity Incentive Plan (dollar amounts in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Three Months Ended March 31, 2020
Outstanding at December 31, 2019	163,000	$18.75
Options Granted	26,500	18.49
Options Exercised	-	-
Options Forfeited	(3,000)	17.42
Outstanding at March 31, 2020	186,500	$18.73	8.70	$0
Exercisable at March 31, 2020	39,375		8.52	$-

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the period presented:

Three Months Ended March 31, 2020
Risk-free interest rate	1.71%
Dividend yield	2.20%
Stock price volatility	41.27%
Expected term	7.51

The following table summarizes share information about RSUs for the three months ended March 31, 2020:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Outstanding at December 31, 2019	104,000	$19.09
Shares granted	31,000	18.49
Shares settled	-	-
Shares forfeited	-	-
End of the period balance	135,000	$18.95

As of March 31, 2020, there was approximately $2.3 million of unrecognized compensation expense related to 135,000 unvested RSUs and $501,000 of unrecognized compensation expense related to 189,500 unvested and/or unexercised stock options.  The stock option expense is expected to be recognized over a weighted average period of 2.95 years, and the RSU expense is expected to be recognized over a weighted average period of 3.74 years.

Note 8:	Disclosures About Fair Value of Assets and Liabilities

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

Recurring Measurements

There were no assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2020 and December 31, 2019 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2020
Impaired loans (collateral- dependent)	$1,732	$-	$-	$1,732

December 31, 2019
Impaired loans (collateral- dependent)	$1,783	$-	$-	$1,783

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted- Average
March 31, 2020
Collateral-dependent impaired loans	$1,732	Appraisals from comparable properties	Estimated cost to sell	3-5%

December 31, 2019
Collateral-dependent impaired loans	$1,783	Appraisals from comparable properties	Estimated cost to sell	3-5%

The following tables presents estimated fair values of the Company’s financial instruments not recorded at fair value at March 31, 2020 and December 31, 2019 (dollars in thousands):

	Carrying Amount	Fair Value Measurements
		Level 1	Level 2	Level 3	Total
March 31, 2020

Financial Assets
Cash and due from banks	$148,626	$148,626	$-	$-	$148,626
Interest-bearing time
deposits in other banks	$30,102	$-	$30,102	$-	$30,102
Loans, net of allowance	$777,220	$-	$775,619	$1,732	$777,351
Nonmarketable equity securities	$1,089	$-	$1,089	$-	$1,089
Interest receivable	$3,857	$-	$3,857	$-	$3,857

Financial Liabilities
Deposits	$870,956	$-	$870,615	$-	$870,615
Interest payable	$465	$-	$465	$-	$465

December 31, 2019

Financial Assets
Cash and due from banks	$117,128	$117,128	$-	$-	$117,128
Interest-bearing time
deposits in other banks	$30,147	$-	$30,147	$-	$30,147
Loans, net of allowance	$699,458	$-	$698,672	$1,809	$700,481
Mortgage loans held for sale	$1,031	$-	$1,031	$-	$1,031
Nonmarketable equity securities	$1,100	$-	$1,100	$-	$1,100
Interest receivable	$3,954	$-	$3,954	$-	$3,954

Financial Liabilities
Deposits	$757,483	$-	$757,520	$-	$757,520
Interest payable	$636	$-	$636	$-	$636

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at March 31, 2020 or December 31, 2019.

Note 9:	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets.  The following summarizes those financial instruments with contract amounts representing credit risk as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020	December 31, 2019

Commitments to extend credit	$187,226	$191,459
Financial and performance standby letters of credit	3,526	3,338

	$190,752	$194,797

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Note 10:	Significant Estimates and Concentrations

GAAP requires disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for loan losses are reflected in Note 4 regarding loans.  Current vulnerabilities due to off-balance sheet credit risk are discussed in Note 9.

As of March 31, 2020, hospitality loans were 22% of gross total loans with outstanding balances of $175.5 million and unfunded commitments of $55.4 million; energy loans were 12% of gross total loans with outstanding balances of $96.2 million and unfunded commitments of $15.1 million.

The Company evaluates goodwill for potential goodwill impairment on an annual basis or more often based on consideration if any impairment indicators have occurred. A prolonged strain on the U.S. Economy impacting the Company could result in goodwill being partially or fully impaired. At March 31, 2020, goodwill of $1.0 million was recorded on the consolidated balance sheet.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of March 31, 2020, we had total assets of $974.4 million, total loans of $785.7 million, total deposits of $871.0 million and total shareholders’ equity of $97.6 million.

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

	Three months ended March 31,
(Dollars in thousands, except per share data)	2020	2019
Loan interest income (excluding loan fees)
Total loan interest income, including loan fee income	$13,106	$11,622
Loan fee income	(1,260)	(1,289)
Loan interest income excluding loan fee income	$11,846	$10,333

Average total loans	$747,774	$586,408
Yield on loans (including loan fee income)	7.05%	8.04%
Yield on loans (excluding loan fee income)	6.37%	7.15%

Net interest margin (excluding loan fees)
Net interest income	$11,432	$10,353
Loan fee income	(1,260)	(1,289)
Net interest income excluding loan fees	$10,172	$9,064

Average earning assets	$866,047	$745,739
Net interest margin (including loan fee income)	5.31%	5.63%
Net interest margin (excluding loan fee income)	4.72%	4.93%

Pre-tax, pre-provision net earnings is defined as income before taxes and provision for loan losses.  Disclosure of this measure enables you to compare our operations to those of other banking companies before consideration of taxes and provision expense, which some investors may consider to be a more appropriate comparison given recaptures from the allowance for loan losses.

	Three months ended March 31,
(Dollars in thousands, except per share data)	2020	2019

Pre-tax, pre-provision net earnings
Net income before income taxes	$6,759	$6,821
Plus: Provision (reversal of) for loan losses	(650)	-
Pre-tax, pre-provision net earnings	$7,409	$6,821

Ratios
Net income (numerator)	$5,051	$5,116

Average assets (denominator)	$874,803	$754,176
Return on average assets	2.32%	2.75%

Average shareholders' equity (denominator)	$101,718	$90,813
Return on average shareholders' equity	19.97%	22.85%

Average tangible common equity (denominator)	$99,957	$88,839
Return on average tangible common equity	20.32%	23.35%

Per share data
Weighted average common shares outstanding basic (denominator)	9,972,899	10,187,500
Net income per common share--basic	$0.51	$0.50

Weighted average common shares outstanding diluted (denominator)	9,972,899	10,187,500
Net income per common share--diluted	$0.51	$0.50

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

	March 31,
(Dollars in thousands, except per share data)	2020	2019
Tangible shareholders’ equity
Total shareholders’ equity	$97,616	$93,753
Less: Goodwill and other intangibles	(1,737)	(1,943)
Tangible shareholders’ equity	$95,879	$91,810

Tangible assets
Total assets	$974,350	$787,236
Less: Goodwill and other intangibles	(1,737)	(1,943)
Tangible assets	$972,613	$785,293

Tangible shareholders’ equity
Tangible shareholders’ equity (numerator)	$95,879	$91,810
Tangible assets (denominator)	$972,613	$785,293
Tangible common equity to tangible assets	9.86%	11.69%

End of period common shares outstanding	9,264,412	10,187,500
Book value per share	$10.54	$9.20
Tangible book value per share	$10.35	$9.01
Total shareholders’ equity to total assets	10.02%	11.91%

Results of Operations

Performance Summary. For the first quarter of 2020 we reported a pre-tax income of $6.8 million, compared to pre-tax income of $6.8 million for the first quarter of 2019.  For the first quarter of 2020, interest income increased by $930,000, or 7.4%, compared to the first quarter of 2019. For the first quarter of 2020, average total loans were $747.8 million with loan yields of 7.1% as compared to $586.4 million and loan yields of 8.0% for the first quarter of 2019.

Pre-tax return on average assets was 3.11% for the first quarter of 2020, as compared to 3.67% for the same period in 2019.  The pre-tax return on average equity was 26.73% for the first quarter of 2020, as compared to 30.46% for the same period in 2019.  The efficiency ratio was 37.00% for the three months ended March 31, 2020, as compared to 35.99% for the same period in 2019.

COVID-19 Impact.  As discussed elsewhere in this report, we have been actively managing our response to the unfolding COVID-19 pandemic. We are especially mindful and grateful to our Bank7 teammates, and will continue to work together to support each other, our customers, and our communities.

Further pandemic-induced economic downturns could result in increased deterioration in credit quality, past due loans, loan charge offs and collateral value declines, which could cause our results of operations and financial condition to be negatively impacted.

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

	Net Interest Margin With Loan Fee Income
	For the Three Months Ended March 31,
	2020			2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments(1)	$117,046	$398	1.37%	$158,068	$955	2.45%
Investment securities(2)	1,100	3	1.10	1,055	—	0.00
Loans held for sale	127	—	0.00	208	—	0.00
Total loans(3)	747,774	13,106	7.05	586,408	11,622	8.04
Total interest-earning assets	866,047	13,507	6.27	745,739	12,577	6.84
Noninterest-earning assets	8,756			8,437
Total assets	$874,803			$754,176

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$342,406	1,010	1.19%	$285,289	1,299	1.85%
Time deposits	205,085	1,065	2.09	192,499	925	1.95
Total interest-bearing deposits	547,491	2,075	1.52	477,788	2,224	1.89
Other borrowings	—	—	0.00	—	—	0.00
Total interest-bearing liabilities	547,491	2,075	1.52	477,788	2,224	1.89

Noninterest-bearing liabilities:
Noninterest-bearing deposits	221,000			179,801
Other noninterest-bearing liabilities	4,594			5,774
Total noninterest-bearing liabilities	225,594			185,577
Shareholders’ equity	101,718			90,813
Total liabilities and shareholders’ equity	$874,803			$754,176

Net interest income including loan fee income		$11,432			$10,353
Net interest spread including loan fee income(4)			4.75%			4.95%
Net interest margin including loan fee income			5.31%			5.63%

(1)	Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for FHLB and FRB stock.

(3)	Non-accrual loans are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

For the first quarter of 2020 compared to the first quarter of 2019:
-
Interest income on short term investments totaled $398,000 as compared to $955,000, a decrease of $557,000 or 58.3% which was attributable to a $41.0 million decrease, or 26.0%, in average balances of interest bearing deposits at other financial institutions and a decrease in yield of 108 basis points, or 44.1%.

-
Total interest income on loans, including loan fee income, increased $1.5 million or 12.8% to $13.1 million which was attributable to a $161.4 million increase in the average balance of loans to $747.8 million as compared with the average balance of $586.4 million for the first quarter of 2019.

-	Loan fees totaled $1.3 million, a decrease of $29,000 or 2.2%, which was attributable to nonrecurring loan fee income earned during the first quarter of 2019.
-	Yield on our interest earning assets totaled 6.27%, a decrease of 57 basis points or 8.3%, compared to yield on our interest earning assets of 6.84% for the first quarter of 2019; and
-	Net interest margin for the first quarter of 2020 was 5.31% compared to 5.63% for the first quarter of 2019.

Net Interest Income and Net Interest Margin Excluding Loan Fee Income. Due to higher levels of nonrecurring loan fee income in 2019, we have illustrated our net interest margin below, excluding loan fee income.  Net interest income, representing interest income less interest expense, was the primary contributor to income and earnings for the periods shown below. Interest income is generated from interest earned on loans, dividends, and interest earned on deposits at other institutions.  Interest expense is incurred on interest-bearing liabilities including deposits and other borrowings. Net interest income is evaluated by measuring (i) the yield on loans and other interest-earning assets, (ii) the costs of deposits and other funding sources and (iii) net interest margin. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets.

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

	Net Interest Margin Excluding Loan Fee Income
	For the Three Months Ended March 31,
	2020			2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments(1)	$117,046	$398	1.37%	$158,068	$955	2.45%
Investment securities(2)	1,100	3	1.10	1,055	—	0.00
Loans held for sale	127	—	0.00	208	—	0.00
Total loans(3)	747,774	11,846	6.37	586,408	10,333	7.15
Total interest-earning assets	866,047	12,247	5.69	745,739	11,288	6.14
Noninterest-earning assets	8,756			8,437
Total assets	$874,803			$754,176

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$342,406	1,010	1.19%	$285,289	1,299	1.85%
Time deposits	205,085	1,065	2.09	192,499	925	1.95
Total interest-bearing deposits	547,491	2,075	1.52	477,788	2,224	1.89
Other borrowings	—	—	0.00	—	—	0.00
Total interest-bearing liabilities	547,491	2,075	1.52	477,788	2,224	1.89

Noninterest-bearing liabilities:
Noninterest-bearing deposits	221,000			179,801
Other noninterest-bearing liabilities	4,594			5,774
Total noninterest-bearing liabilities	225,594			185,575
Shareholders’ equity	101,718			90,813
Total liabilities and shareholders’ equity	$874,803			$754,176

Net interest income excluding loan fee income		$10,172			$9,064
Net interest spread excluding loan fee income(4)			4.16%			4.25%
Net interest margin excluding loan fee income			4.72%			4.93%

(1)	Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for FHLB and FRB stock.

(3)	Non-accrual loans are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

For the first quarter of 2020 compared to the first quarter of 2019:
-
Total interest income on loans, excluding loan fee income, increased $1.5 million or 14.6% to $11.8 million which was attributable to a $161.4 million increase in the average balance of loans to $747.8 million as compared with the average balance of $586.4 million for the first quarter of 2019.

-	Yield on loans, excluding loan fee income, totaled 6.37%, a decrease of 78 basis points or 10.8%, compared to yield on loans excluding fee income of 7.15% for the first quarter of 2019, and
-	Net interest margin, excluding loan fee income, totaled 4.72%, a decrease of 21 basis points or 4.3%, compared to net interest margin excluding loan fee income of 4.93% for the first quarter of 2019.

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

	Analysis of Changes in Interest Income and Expenses Including Loan Fee Income
	For the Three Months Ended March 31, 2020 over 2019
	Change due to:
	Volume(1)	Rate(1)	Interest Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$(250)	$(307)	$(557)
Investment securities	-	3	3
Total loans	3,225	(1,741)	1,484
Total increase in interest income	2,975	(2,045)	930

Increase (decrease) in interest expense:
Deposits
Transaction accounts	262	(551)	(289)
Time deposits	61	79	140
Total interest-bearing deposits	323	(472)	(149)
Total increase in interest expense	323	(472)	(149)

Increase (Decrease) in net interest income	$2,652	$(1,573)	$1,079

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

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

The allowance as a percentage of loans was 1.08% at March 31, 2020 as compared to 1.11% at December 31, 2019.

Noninterest Income

Noninterest income for the three months ended March 31, 2020 was $330,000 compared to $223,000 for the same period in 2019, an increase of $107,000, or 48.0%.  The following table sets forth the major components of our noninterest income for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$119	$60	$59	98.33%
Secondary market income	38	37	1	2.70
Other income and fees	173	126	47	37.30
Total noninterest income	$330	$223	$107	47.98%

Noninterest Expense

Noninterest expense for the three months ended March 31, 2020 was $4.4 million compared to $3.8 million for the same period in 2019, an increase of $598,000, or 15.9%, which is discussed below. The following table sets forth the major components of our noninterest expense for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$2,474	$2,171	$303	13.96%
Furniture and equipment	216	159	57	35.85
Occupancy	461	343	118	34.40
Data and item processing	276	262	14	5.34
Accounting, marketing, and legal fees	126	147	(21)	(14.29)
Regulatory assessments	23	32	(9)	(28.13)
Advertising and public relations	269	186	83	44.62
Travel, lodging and entertainment	53	42	11	26.19
Other expense	455	413	42	10.17
Total noninterest expense	$4,353	$3,755	$598	15.93%

Salaries and employee benefits totaled $2.5 million for the first quarter of 2020 compared to $2.2 million for the same period in 2019, an increase of $303,000 or 13.96%.  This increase related to additional personnel costs associated with two new branches.

Financial Condition

The following discussion of our financial condition compares March 31, 2020 and December 31, 2019.

Total Assets

Total assets increased $108.0 million, or 12.46%, to $974.4 million as of March 31, 2020, as compared to $866.4 million as of December 31, 2019. The increasing trend in total assets is primarily attributable to strong organic loan and deposit growth within the Oklahoma City and Dallas/Fort Worth metropolitan areas, and our expansion into the Tulsa market.

Loan Portfolio

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of March 31, 2020 and December 31, 2019, our gross loans were $787.5 million and $708.7 million, respectively.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of March 31, 2020, and December 31, 2019:

	As of March 31,		As of December 31,
	2020		2019
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$87,324	11.1%	$70,628	10.0%
1-4 family real estate	34,760	4.4	34,160	4.8
Commercial real estate – other	280,474	35.6	273,278	38.5
Total commercial real estate	402,558	51.1	378,066	53.3

Commercial & industrial	323,273	41.0	260,762	36.8
Agricultural	50,993	6.5	57,945	8.2
Consumer	10,671	1.4	11,895	1.7
Gross loans	787,495	100.0%	708,668	100.0%
Less unearned income, net	(1,762)		(1,364)
Total loans	785,733		707,304
Allowance for loan and lease losses	(8,513)		(7,846)
Net loans	$777,220		$699,458

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

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of March 31, 2020
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$-	$46,645	$845	$39,834	$—	$—	$87,324
1-4 family commercial	339	16,045	4,068	13,567	42	699	34,760
Commercial real estate – other	160	32,683	39,755	202,680	330	4,866	280,474
Total commercial real estate	499	95,373	44,668	256,081	372	5,565	402,558

Commercial & industrial	29,676	188,256	21,477	62,395	14,598	6,871	323,273
Agricultural	4,157	32,373	3,950	9,484	66	963	50,993
Consumer	1,673	—	6,763	541	1,264	430	10,671
Gross loans	$36,005	$316,002	$76,858	$328,501	$16,300	$13,829	$787,495

	As of December 31, 2019
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$—	$31,860	$833	$37,483	$—	$452	$70,628
1-4 family real estate	282	9,598	3,843	19,676	43	718	34,160
Commercial real estate - other	1,849	23.533	23,194	219,390	335	4,977	273,278
Total real estate	2,131	64,991	27,870	276,549	378	6,147	378,066

Commercial & industrial	11,677	176,329	9,973	54,233	12	8,538	260,762
Agricultural	3,947	34,875	2,786	13,055	1,319	1,963	57,945
Consumer	2,042	—	4,824	159	4,047	823	11,895
Gross loans	$19,797	$276,195	$45,453	$343,996	$5,756	$17,471	$708,668

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

The allowance was $8.5 million at March 31, 2020, compared to $7.8 million at December 31, 2019.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Three Months Ended
	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Balance at beginning of the period	$7,846	$7,832
Provision for loan losses	650	—
Charge-offs:
Construction & development	—	—
1-4 family commercial	—	(2)
Commercial real estate – other	—	—
Commercial & industrial	—	(4)
Agricultural	—	(11)
Consumer	—	(1)
Total charge-offs	—	(18)
Recoveries:
Construction & development	—	—
1-4 family commercial	1	5
Commercial real estate – other	—	—
Commercial & industrial	6	24
Agricultural	10	3
Consumer	—	—
Total recoveries	17	32
Net recoveries (charge-offs)	17	14
Balance at end of the period	$8,513	$7,846

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of March 31,		As of December 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$944	11.09%	$782	9.97%
1-4 family commercial	376	4.42	378	4.82
Commercial real estate - other	3,032	35.62	3,025	38.55
Commercial & industrial	3,495	41.05	2,887	36.80
Agricultural	551	6.47	642	8.18
Consumer	115	1.35	132	1.68
Total	$8,513	100.0%	$7,846	100.0%

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

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of March 31,	As of December 31,
	2020	2019
	(Dollars in thousands)
Nonaccrual loans	$1,758	$1,809
Troubled debt restructurings (1)	946	912
Accruing loans 90 or more days past due	612	612
Total nonperforming loans	3,316	3,333
Other real estate owned	—	—
Total nonperforming assets	$3,316	$3,333
Ratio of nonperforming loans to total loans	0.42%	0.47%
Ratio of nonperforming assets to total assets	0.34%	0.38%
(1)	$1.76 million and $1.81 million of TDRs as of March 31, 2020 and December 31, 2019, respectively, are included in the nonaccrual loans balance in the line above

The following tables present an aging analysis of loans as of the dates indicated.

	As of March 31, 2020
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Total Loans 90+ days and accruing	Total past due Loans	Current	Gross Loans
	(Dollars in thousands)
Construction & development	$—	$—	$—	$—	$—	$87,324	$87,324
1-4 family commercial	142	93	—	—	235	34,525	34,760
Commercial real estate - other	2,920	—	—	—	2,920	277,554	280,474
Commercial & industrial	—	—	14	14	14	323,259	323,273
Agricultural	—	—	598	598	598	50,395	50,993
Consumer	298	—	—	—	298	10,373	10,671
Total	$3,360	$93	$612	$612	$4,065	$783,430	$787,495

	As of December 31, 2019
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Total Loans 90+ days and accruing	Total past due Loans	Current	Gross Loans
	(Dollars in thousands)
Construction & development	$—	$—	$—	$—	$—	$70,628	$70,628
1-4 family commercial	—	—	—	—	—	34,160	34,160
Commercial real estate – other	—	—	—	—	—	273,278	273,278
Commercial & industrial	—	—	14	14	14	260,748	260,762
Agricultural	—	—	598	598	598	57,347	57,945
Consumer	90	—	—	—	90	11,805	11,895
Total	$90	$—	$612	$612	$702	$707,966	$708,668

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

Substandard loans totaled $15.1 million as of March 31, 2020, an increase of $4.0 million compared to December 31, 2019. The increase primarily related to two commercial & industrial relationships comprised of one note each, totaling $7.5 million with no specific reserves.

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of March 31, 2020
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$87,324	$—	$—	$—	$87,324
1-4 family commercial	33,973	787	—	—	34,760
Commercial real estate – other	267,047	9,678	—	3,749	280,474
Commercial & industrial	290,136	7,764	16,421	8,952	323,273
Agricultural	46,450	—	2,129	2,414	50,993
Consumer	10,671	—	—	—	10,671
Total	$735,601	$18,229	$18,550	$15,115	$787,495

	As of December 31, 2019
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$70,628	$—	$—	$—	$70,628
1-4 family commercial	33,622	538	—	—	34,160
Commercial real estate – other	267,437	—	—	5,841	273,278
Commercial & industrial	241,176	5,312	11,524	2,750	260,762
Agricultural	53,290	—	2,128	2,527	57,945
Consumer	11,895	—	—	—	11,895
Total	$678,048	$5,850	$13,652	$11,118	$708,668

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

The following table presents loans restructured as TDRs as of March 31, 2020 and December 31, 2019.

	As of March 31, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
Commercial real estate – other	1	$1,758	$1,758	$26
Agricultural	2	946	946	—
Total	3	$2,704	$2,704	$26

	As of December 31, 2019
	(Dollars in thousands)
Commercial & industrial	1	$1,809	$1,809	$26
Agricultural	2	912	912	—
Total	3	$2,721	$2,721	$26

There were no payment defaults with respect to loans modified as TDRs as of March 31, 2020 and December 31, 2019.

Impairment analyses are prepared on TDRs in conjunction with the normal allowance process. There were no TDRs restructured during the three months ended March 31, 2020 and TDR’s restructured during the twelve months ended December 31, 2019 required $26,000 in specific reserves. There were no charge-offs on TDRs for the three months ended March 31, 2020 or the twelve months ended December 31, 2019.

The following table presents total TDRs, both in accrual and nonaccrual status as of the periods indicated:

	As of March 31, 2020		As of December 31, 2019
	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Accrual	2	$946	2	$912
Nonaccrual	1	1,758	1	1,809
Total	3	$2,704	3	$2,721

The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40.  In the first quarter ending March 31, 2020, 25 loans totaling $80.2 million were modified, related to COVID-19, that were not considered troubled debt restructurings.  Through May 12, 2020, we have modified terms on 165 loans totaling approximately $285.7 million.

Deposits

We gather deposits primarily through our nine branch locations and online through our website. We offer a variety of deposit products including demand deposit accounts and interest-bearing products, such as savings accounts and certificates of deposit. We put continued effort into gathering noninterest-bearing demand deposit accounts through loan production cross-selling, customer referrals, marketing efforts and various involvement with community networks. Some of our interest-bearing deposits are obtained through brokered transactions. We participate in the CDARS and ICS programs, where customer funds are placed into multiple deposit accounts, each in an amount under the standard FDIC insurance maximum of $250,000, and placed at a network of banks across the United States.

Total deposits as of March 31, 2020 and December 31, 2019 were $871.0 million and $757.5 million, respectively. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	As of March 31,		As of December 31,
	2020		2019
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars in thousands)
Noninterest-bearing demand	$254,735	29.2%	$219,221	29.0%
Interest-bearing:
NOW deposits	169,580	19.5	112,420	14.8
Money market	141,095	16.2	150,554	19.9
Savings deposits	64,906	7.5	72,750	9.6
Time deposits (more than $100,000)	212,466	24.4	173,898	22.9
Time deposits ($100,000 or less)	28,174	3.2	28,640	3.8
Total interest-bearing	616,221	70.8	538,262	71.0
Total deposits	$870,956	100.0%	$757,483	100.0%

The following table summarizes our average deposit balances and weighted average rates for the three-month period ending March 31, 2020 and year ended December 31, 2019:

	For the Three Months Ended March 31,		For the Year Ended December 31,
	2020		2019
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$221,000	0.00%	$192,562	0.00%
Interest-bearing:
NOW	125,036	1.36	95,694	1.83
Money market	149,384	1.17	132,265	1.83
Savings	67,986	0.90	67,617	1.30
Time	205,085	2.09	208,375	2.14
Total interest-bearing	547,491	1.52	503,951	1.89
Total deposits	$768,491	1.09%	$696,513	1.37%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of March 31, 2020 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits ($100,000 or less)	$5,491	$6,106	$9,310	$7,267	$28,174
Time deposits (more than $100,000)	53,433	41,486	59,324	58,223	212,466
Total time deposits	$58,924	$47,592	$66,634	$65,490	$240,640

	As of December 31, 2019 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits ($100,000 or less)	$6,998	$5,024	$8,387	$8,231	$28,640
Time deposits (more than $100,000)	52,048	34,126	49,700	38,024	173,898
Total time deposits	$59,046	$39,150	$58,087	$46,255	$202,538

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

As of March 31, 2020, we had no unsecured fed funds lines with correspondent depository institutions with no amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $77.8 million as of March 31, 2020 and $71.7 million as of December 31, 2019.

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

As of March 31, 2020, the Bank was in compliance with all applicable regulatory requirements and categorized as “well-capitalized” under the prompt corrective action frame work.  There have been no conditions or events since March 31, 2020 that management believes would change this classification.

The table below presents our applicable capital requirements, as well as our capital ratios as of March 31, 2020 and December 31, 2019. The Company exceeded all regulatory capital requirements and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. As of March 31, 2020, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

	Actual		With Capital Conservation Buffer		Minimum To be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2020:
Total capital to risk-weighted assets
Company	$104,392	13.55%	$80,917	10.500%	N/A	N/A
Bank	104,348	13.56	80,810	10.500	76,962	10.00%
Tier 1 capital to risk-weighted assets
Company	95,879	12.44	65,504	8.500	N/A	N/A
Bank	95,836	12.45	65,418	8.500	61,570	8.00
CET 1 capital to risk-weighted assets
Company	95,879	12.44	53,944	7.000	N/A	N/A
Bank	95,836	12.45	53,874	7.000	50,025	6.50
Tier 1 leverage ratio
Company	95,879	10.98	N/A	N/A	N/A	N/A
Bank	95,836	10.97	N/A	N/A	43,670	5.00

	Actual		With Capital Conservation Buffer		Minimum To be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2019:
Total capital to risk-weighted assets
Company	$105,137	15.25%	$72,393	10.500%	N/A	N/A
Bank	106,148	15.42	72,287	10.500	68,845	10.00%
Tier 1 capital to risk-weighted assets
Company	97,291	14.11	58,604	8.500	N/A	N/A
Bank	98,302	14.28	58,518	8.500	55,076	8.00
CET 1 capital to risk-weighted assets
Company	97,291	14.11	48,262	7.000	N/A	N/A
Bank	98,302	14.28	48,192	7.000	44,749	6.50
Tier 1 leverage ratio
Company	97,291	11.53	N/A	N/A	N/A	N/A
Bank	98,302	11.65	N/A	N/A	42,241	5.00

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity decreased to $97.6 million as of March 31, 2020, compared to $100.1 million as of December 31, 2019. The decreases were driven by stock buybacks – 793,094 shares repurchased at an average price of $8.59, for a total of $6.8 million – and related cancellation of shares.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of March 31, 2020, and December 31, 2019:

	Payments Due as of March 31, 2020
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$630,316	$—	$—	$—	$630,316
Time deposits	175,150	63,614	1,876	—	240,640
Borrowings	—	—	—	—	—
Operating lease commitments	639	584	170	—	1,393
Total contractual obligations	$806,105	$64,198	$2,046	$—	$872,349

	Payments Due as of December 31, 2019
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$554,945	$—	$—	$—	$554,945
Time deposits	156,283	44,310	1,945	—	202,538
Borrowings	—	—	—	—	—
Operating lease commitments	623	845	49	—	1,517
Total contractual obligations	$711,851	$45,155	$1,994	$—	$759,000

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

The following table summarizes commitments as of the dates presented.

	As of March 31, 2020	As of December 31, 2019
	(Dollars in thousands)
Commitments to extend credit	$187,226	$191,459
Standby letters of credit	3,526	3,338
Total	$190,752	$194,797

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated unaudited financial statements as of March 31, 2020.

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

To determine the adequacy of the allowance, the loan portfolio is broken into segments based on loan type and risk characteristics. Historical loss experience factors by segment, adjusted for changes in trends and conditions, are used to determine an indicated allowance for each portfolio segment. These factors are evaluated and updated based on the composition of the specific loan segment. Other considerations include volumes and trends of delinquencies, nonaccrual loans, levels of bankruptcies, criticized and classified loan trends, expected losses on real estate secured loans, new credit products and policies, economic conditions, concentrations of credit risk and the experience and abilities of our lending personnel. In addition to the segment evaluations, impaired loans with a balance of $250,000 or more are individually evaluated based on facts and circumstances of the loan to determine if a specific allowance amount may be necessary. Specific allowances may also be established for loans whose outstanding balances are below the $250,000 threshold when it is determined that the risk associated with the loan differs significantly from the risk factor amounts established for its loan segment.

Goodwill and Intangibles

Goodwill from an acquisition is the value attributable to unidentifiable intangible elements acquired. At a minimum, annual evaluation of the value of goodwill is required. Management evaluated the carrying value of the Company’s goodwill as of March 31, 2020 and December 31, 2019.  During the period ended March 31, 2020, the economic stress and market volatility resulting from the COVID-19 pandemic resulted in a substantial decrease in the Company’s stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim goodwill impairment qualitative analysis which resulted in no impairment charge for the period ended March 31, 2020. Refer to Note 1, Nature of Operations and Summary of Significant Accounting Policies, in the notes to the Company’s consolidated financial statements included elsewhere in this report for additional information.

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

ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2019, the date of its most recent annual report to shareholders.

ITEM 4.

Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2020 of our disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, such controls.

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

ITEM 1A.

Risk Factors

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020 (“Annual Report”), based on information currently known to us and recent developments since the date of the Annual Report filing. The matters discussed below should be read in conjunction with the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures and the related impacts to economic and operating conditions.

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition.

The effects of the COVID-19 pandemic, and federal, state and local responses, are wide-ranging, costly, disruptive and rapidly changing. In response to the COVID-19 outbreak, the Federal Reserve Board in mid-March 2020 reduced the benchmark fed funds rate 150 basis points to a target range of 0% to 0.25%, and the yields on 10-year and 30-year treasury notes have declined to historic lows. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hotel industry, the restaurant industry and the assisted living facilities industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. Further actions may be required by government authorities or taken as determined in the best interests of our employees, customers, community, and business partners.

Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 on the Company are not yet known and may not emerge for some time. Risks presented by the ongoing effects of COVID-19 include the following:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•
if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	access to collateral for existing loans and new loan production may be difficult as a result of COVID-19 making it difficult to obtain, on a timely basis, appraisals on the collateral;
•
due to reduced governmental capacity to effect business transactions and property transfers, we may have more difficulty taking possession of collateral supporting our loans, which may negatively impact our ability to minimize losses, which could adversely impact our financial results;

•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond payment accommodation periods, which will adversely affect our net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•
as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss could result in a decrease in the rate of any potential cash dividend;
•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us;
•	increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity of both customers and employees; and
•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in Part I, Item 1A, Risk Factors, of our 2019 Annual Report on Form 10-K.

As a participating lender in the SBA Paycheck Protection Program (“PPP”), we are subject to additional risks of litigation from our clients or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We are a participating as a lender in the PPP, and we have the ability to fund PPP loans through the Federal Reserve’s PPP liquidity facility. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. Through May 12, 2020, we approved 298 loans totaling approximately $63.9 million. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress has approved additional funding for the PPP and President Trump signed the new legislation on April 24, 2020. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both clients and non-clients that approached us regarding PPP loans, regarding our process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth our market repurchases of Bank7 Corp. common stock and the Bank7 common shares retained in connection with net settlement of restricted stock awards during the quarter ended March 31, 2020. On September 5, 2019, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s common stock. On March 13, 2020, the Company’s Board of Directors approved a 500,000 share expansion to the existing stock repurchase program, for a total of 1,000,000 shares authorized under the program. The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase programs do not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under these programs will be retired subsequent to acquisition. During the quarter ended March 31, 2020, there were 793,094 shares purchased under the programs with 206,906 shares remaining under the Board-authorized stock repurchase program.

	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares That May Yet be Purchased Under the Program
	(Dollars in thousands, except per share data)
January 1, 2020 to January 31, 2020	—	—	—
February 1, 2020 to February 29, 2020	—	—	—
March 1, 2020 to March 31, 2020	793,094	$8.59	206,906
For the Three Months Ended March 31, 2020	793,094	$8.59	206,906

ITEM 6.

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

BANK7 CORP.

DATED:	May 14, 2020	By: /s/ Thomas L. Travis
Thomas L. Travis
President and Chief Executive Officer

DATED:	May 14, 2020	By: /s/ Kelly J. Harris
Kelly J. Harris
Senior Vice President and Chief Financial Officer