Form 10-Q
period 2020-06-30
Bank7 Corp.
filed 2020-08-14
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

As of August 14, 2020, the registrant had 9,226,252 shares of common stock, par value $0.01, outstanding.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Any or all of the forward-looking statements in (or conveyed orally regarding) this presentation may turn out to be inaccurate. The inclusion of or reference to forward-looking information in this presentation should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. We have based these forward-looking statements largely on its current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of risks, uncertainties and assumptions that are difficult to predict, including uncertainties related to the expected impact of the COVID-19 outbreak on our business operations, financial results and financial condition. Factors that could cause such differences are discussed in the section titled “Risk Factors” in our most recent Annual Report on Form 10-K, and may be discussed from time to time in our other SEC filings, including our Quarterly Reports.  If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. You are cautioned not to place undue reliance on forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required by law. All forward-looking statements herein are qualified by these cautionary statements.

Item 1.	Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Balance Sheets
(Dollar amounts in thousands)

Assets	June 30, 2020	December
	(unaudited)	31, 2019

Cash and due from banks	$127,780	$117,128
Interest-bearing time deposits in other banks	27,865	30,147
Loans, net of allowance for loan losses of $9,878 and $7,846 at June 30, 2020 and December 31, 2019, respectively	828,065	699,458
Loans held for sale, at fair value	500	1,031
Premises and equipment, net	9,519	9,624
Nonmarketable equity securities	1,095	1,100
Goodwill and other intangibles, net	1,686	1,789
Interest receivable and other assets	7,575	6,115

Total assets	$1,004,085	$866,392

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$304,250	$219,221
Interest-bearing	589,981	538,262

Total deposits	894,231	757,483

Income taxes payable	4,022	357
Interest payable and other liabilities	4,213	8,426

Total liabilities	902,466	766,266

Shareholders’ equity
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, non-voting, par value $0.01 per share, 20,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding: 9,226,252 and 10,057,506, at June 30, 2020 and December 31, 2019 respectively	92	101
Additional paid-in capital	92,762	92,391
Retained earnings	8,765	7,634

Total shareholders’ equity	101,619	100,126

Total liabilities and shareholders’ equity	$1,004,085	$866,392

See Notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Income
(Dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest Income
Loans, including fees	$13,385	$12,101	$26,491	$23,723
Interest-bearing time deposits in other banks	133	497	295	914
Interest-bearing deposits in other banks	38	468	277	1,006

Total interest income	13,556	13,066	27,063	25,643

Interest Expense
Deposits	1,627	2,483	3,702	4,707

Total interest expense	1,627	2,483	3,702	4,707

Net Interest Income	11,929	10,583	23,361	20,936

Provision for Loan Losses	1,400	-	2,050	-

Net Interest Income After Provision for Loan Losses	10,529	10,583	21,311	20,936

Noninterest Income
Secondary market income	39	40	77	77
Service charges on deposit accounts	95	109	214	169
Other	167	146	340	272

Total noninterest income	301	295	631	518

Noninterest Expense
Salaries and employee benefits	2,597	2,365	5,071	4,536
Furniture and equipment	218	218	434	377
Occupancy	413	378	874	721
Data and item processing	269	276	545	538
Accounting, marketing and legal fees	77	142	203	289
Regulatory assessments	94	31	117	63
Advertising and public relations	29	92	298	278
Travel, lodging and entertainment	43	92	96	134
Other	383	454	838	867

Total noninterest expense	4,123	4,048	8,476	7,803

Income Before Taxes	6,707	6,830	13,466	13,651
Income tax expense	1,671	1,704	3,379	3,409
Net Income	$5,036	$5,126	$10,087	$10,242

Earnings per common share - basic	$0.54	$0.50	$1.05	$1.00
Earnings per common share - diluted	0.54	0.50	1.05	1.00
Weighted average common shares outstanding - basic	9,232,509	10,187,500	9,598,232	10,187,500
Weighted average common shares outstanding - diluted	9,232,509	10,192,649	9,598,232	10,187,500

See Notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(Dollar Amounts in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common Stock (Shares)
Balance at beginning of period	9,264,412	10,187,500	10,057,506	10,187,500
Shares acquired and canceled	(38,160)	-	(831,254)	-
Balance at end of period	9,226,252	10,187,500	9,226,252	10,187,500

Common Stock (Amount)
Balance at beginning of period	$93	$102	$101	$102
Shares acquired and canceled	(1)	-	(9)	-
Balance at end of period	$92	$102	$92	$102

Additional Paid-in Capital
Balance at beginning of period	$92,571	$80,446	$92,391	$80,275
Stock-based compensation expense	191	158	371	329
Balance at end of period	$92,762	$80,604	$92,762	$80,604

Retained Earnings
Balance at beginning of period	$4,952	$13,205	$7,634	$8,089
Net income	5,036	5,126	10,087	10,242
Common stock acquired and canceled	(300)	-	(7,107)	-
Cash dividends declared ($0.10 per share)	(923)	-	(1,849)	-
Balance at end of period	$8,765	$18,331	$8,765	$18,331

Total shareholders' equity	$101,619	$99,037	$101,619	$99,037

See Notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in thousands)

	For the Six Months Ended June 30,
	2020	2019

Operating Activities
Net income	$10,087	$10,242
Items not requiring (providing) cash
Depreciation and amortization	541	388
Provision for loan losses	2,050	-
Gain on sales of loans	(77)	(77)
Stock-based compensation expense	371	329
Cash receipts from the sale of loans originated for sale	3,951	4,590
Cash disbursements for loans originated for sale	(3,343)	(4,009)
Deferred income tax benefit	(307)	(85)
Changes in
Interest receivable and other assets	(1,153)	719
Interest payable and other liabilities	3,558	(2,786)

Net cash provided by operating activities	15,678	9,311

Investing Activities
Maturities of interest-bearing time deposits in other banks	16,709	10,120
Purchases of interest-bearing time deposits in other banks	(14,427)	(10,993)
Net change in loans	(130,657)	(31,614)
Purchases of premises and equipment	(333)	(1,289)
Change in nonmarketable equity securities	5	(14)

Net cash used in investing activities	(128,703)	(33,790)

Financing Activities
Net change in deposits	136,748	20,152
Cash distributions	(5,955)	-
Common stock acquired and canceled	(7,116)	-

Net cash provided by financing activities	123,677	20,152

Increase (Decrease) in Cash and Due from Banks	10,652	(4,327)

Cash and Due from Banks, Beginning of Period	117,128	128,090

Cash and Due from Banks, End of Period	$127,780	$123,763

Supplemental Disclosure of Cash Flows Information
Interest paid	$3,914	$4,561
Income taxes paid	$-	$3,868
Dividends declared and not paid	$923	$-
Foreclosed assets acquired in settlement of loans	$-	$78

See Notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

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

Share Repurchase Program

During the six months ended June 30, 2020, 831,254 shares were repurchased under the Company’s share repurchase program at an average price of $8.56 per share and retired and returned to the status of authorized but unissued shares. There were no shares repurchased during the six months ended June 30, 2019.

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

The CARES Act created a $349 billion loan program called the Paycheck Protection Program (the “PPP”) for loans to small businesses for, among other things, payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. PPP loans are fully guaranteed by the Small Business Administration (SBA). As of June 30, 2020, the Company had originated 328 PPP loans with balances totaling $64.0 million.

The extent to which the COVID-19 pandemic impacts the Company’s business, liquidity, asset valuations, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. Moreover, the effects of the COVID-19 pandemic may have a material adverse effect on all or a combination of valuation impairments on the Company's intangible assets, loans, or deferred tax assets.

Note 2:	Restriction on Cash and Due from Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at June 30, 2020 was $0.

Note 3:	Earnings Per Share

Basic earnings per common share represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Basic EPS is computed based upon net income divided by the weighted average number of common shares outstanding during the year.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table shows the computation of basic and diluted earnings per share:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
(Dollars in thousands, except per share amounts)
Numerator
Net income	$5,036	$5,126	$10,087	$10,242

Denominator
Weighted-average shares outstanding for basic earnings per share	9,232,509	10,187,500	9,598,232	10,187,500
Dilutive effect of stock compensation (1)	-	5,149	-	-
Denominator for diluted earnings per share	9,232,509	10,192,649	9,598,232	10,187,500

Earnings per common share
Basic	$0.54	$0.50	$1.05	$1.00
Diluted	$0.54	$0.50	$1.05	$1.00

(1) Nonqualified stock options outstanding of 186,500 and 163,000, and restricted stock units of 135,000 and 130,000 as of June 30, 2020 and 2019, respectively, have not been included in diluted earnings per share for the six months ended June 30, 2020 and 2019, and nonqualified stock options of 186,500 as of June 30, 2020, and restricted stock units of 135,000 and 130,000 as of June 30, 2020 and 2019, respectively, have not been included in diluted earnings per share for the three months ended June 30, 2020 and 2019 because to do so would have been antidilutive for the periods presented.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 4:	Loans and Allowance for Loan Losses

A summary of loans at June 30, 2020 and December 31, 2019, are as follows (dollars in thousands):

	June 30, 2020	December 31, 2019

Construction & development	$92,380	$70,628
1 - 4 family real estate	29,675	34,160
Commercial real estate - other	285,609	273,278
Total commercial real estate	407,664	378,066

Commercial & industrial	372,554	260,762
Agricultural	49,274	57,945
Consumer	10,713	11,895

Gross loans	840,205	708,668

Less allowance for loan losses	(9,878)	(7,846)
Less deferred loan fees	(2,262)	(1,364)

Net loans	$828,065	$699,458

Included in the commercial & industrial loan balance at June 30, 2020, are $64.0 million of loans that were originated under the SBA PPP program.

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2020
Balance, beginning of period	$944	$376	$3,032	$3,495	$551	$115	$8,513

Charge-offs	-	-	-	(39)	-	-	(39)
Recoveries	-	-	-	4	-	-	4

Net recoveries	-	-	-	(35)	-	-	(35)

Provision (credit) for loan losses	142	(27)	326	920	28	11	1,400

Balance, end of period	$1,086	$349	$3,358	$4,380	$579	$126	$9,878

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2019
Balance, beginning of period	$1,290	$452	$2,087	$3,068	$760	$178	$7,835

Charge-offs	-	-	-	-	(10)	-	(10)
Recoveries	-	1	-	7	3	-	11

Net recoveries	-	1	-	7	(7)	-	1

Provision (credit) for loan losses	(259)	(5)	242	96	(58)	(16)	-

Balance, end of period	$1,031	$448	$2,329	$3,171	$695	$162	$7,836

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2020
Balance, beginning of period	$782	$378	$3,025	$2,887	$642	$132	$7,846

Charge-offs	-	-	-	(39)	-	-	(39)
Recoveries	-	2	-	9	10	-	21

Net charge-offs	-	2	-	(30)	10	-	(18)

Provision (credit) for loan losses	304	(31)	333	1,523	(73)	(6)	2,050

Balance, end of period	$1,086	$349	$3,358	$4,380	$579	$126	$9,878

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2019
Balance, beginning of period	$1,136	$433	$2,035	$3,231	$818	$179	$7,832

Charge-offs	-	-	-	(4)	(10)	-	(14)
Recoveries	-	2	-	13	3	-	18

Net recoveries	-	2	-	9	(7)	-	4

Provision (credit) for loan losses	(105)	13	294	(69)	(116)	(17)	-

Balance, end of period	$1,031	$448	$2,329	$3,171	$695	$162	$7,836

The following table presents, by portfolio segment, the balance in allowance for loan losses and the gross loans based upon portfolio segment and impairment method as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2020
Allowance Balance
Ending balance Individually evaluated for impairment	$-	$130	$26	$-	$169	$-	$325
Collectively evaluated for impairment	1,086	219	3,332	4,380	410	126	9,553

Total	$1,086	$349	$3,358	$4,380	$579	$126	$9,878

Gross Loans
Ending balance Individually evaluated for impairment	$-	$1,143	$3,609	$7,739	$3,785	$-	$16,276
Collectively evaluated for impairment	92,380	28,532	282,000	364,815	45,489	10,713	823,929

Total	$92,380	$29,675	$285,609	$372,554	$49,274	$10,713	$840,205

December 31, 2019
Allowance Balance
Ending balance Individually evaluated for impairment	$-	$-	$26	$-	$-	$-	$26
Collectively evaluated for impairment	782	378	2,999	2,887	642	132	7,820

Total	$782	$378	$3,025	$2,887	$642	$132	$7,846

Gross Loans
Ending balance Individually evaluated for impairment	$-	$-	$5,841	$2,750	$2,527	$-	$11,118
Collectively evaluated for impairment	70,628	34,160	267,437	258,012	55,418	11,895	697,550

Total	$70,628	$34,160	$273,278	$260,762	$57,945	$11,895	$708,668

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

The Company evaluates the definitions of loan grades and the allowance for loan losses methodology on an ongoing basis.  No changes were made to either during the period ended June 30, 2020.

The following table presents the credit risk profile of the Company’s loan portfolio based on internal rating category as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2020
Grade
1 (Pass)	$92,380	$27,745	$269,191	$335,070	$45,489	$10,713	$780,588
2 (Watch)	-	787	9,811	14,654	-	-	25,252
3 (Special Mention)	-	-	2,998	15,091	-	-	18,089
4 (Substandard)	-	1,143	3,609	7,739	3,785	-	16,276

Total	$92,380	$29,675	$285,609	$372,554	$49,274	$10,713	$840,205

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2019
Grade
1 (Pass)	$70,628	$33,622	$267,437	$241,176	$53,290	$11,895	$678,048
2 (Watch)	-	538	-	5,312	-	-	5,850
3 (Special Mention)	-	-	-	11,524	2,128	-	13,652
4 (Substandard)	-	-	5,841	2,750	2,527	-	11,118

Total	$70,628	$34,160	$273,278	$260,762	$57,945	$11,895	$708,668

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	Past Due						Total Loans
	30–59 Days	60–89 Days	Greater than 90 Days	Total	Current	Total Loans	> 90 Days & Accruing

June 30, 2020
Construction & development	$-	$-	$-	$-	$92,380	$92,380	$-
1 - 4 Family Real Estate	-	-	-	-	29,675	29,675	-
Commercial Real Estate - other	-	-	-	-	285,609	285,609	-
Commercial & industrial	329	6	-	335	372,219	372,554	-
Agricultural	57	-	-	57	49,217	49,274	-
Consumer	89	-	-	89	10,624	10,713	-

Total	$475	$6	$-	$481	$839,724	$840,205	$-

December 31, 2019
Construction & development	$-	$-	$-	$-	$70,628	$70,628	$-
1 - 4 Family Real Estate	-	-	-	-	34,160	34,160	-
Commercial Real Estate - other	-	-	-	-	273,278	273,278	-
Commercial & industrial	-	-	14	14	260,748	260,762	14
Agricultural	-	-	598	598	57,347	57,945	598
Consumer	90	-	-	90	11,805	11,895	-

Total	$90	$-	$612	$702	$707,966	$708,668	$612

The following table presents impaired loans as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
						Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
June 30, 2020
Construction & development	$-	$-	$-	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	1,143	-	1,143	1,143	130	1,148	32	574	32
Commercial Real Estate - other	3,609	1,902	1,707	3,609	26	3,664	59	3,795	129
Commercial & industrial	7,739	7,739	-	7,739	-	8,170	139	6,131	321
Agricultural	3,002	873	2,129	3,002	169	2,635	3	2,741	41
Consumer	-	-	-	-	-	-	-	-	-

Total	$15,493	$10,514	$4,979	$15,493	$325	$15,617	$233	$13,241	$523

December 31, 2019						Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
Construction & development	$-	$-	$-	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-	713	-	414	-
Commercial Real Estate - other	5,841	4,032	1,809	5,841	26	1,335	33	1,147	66
Commercial & industrial	2,750	2,750	-	2,750	-	5,290	55	5,940	178
Agricultural	2,527	1,744	-	1,744	-	2,548	48	2,190	105
Consumer	-	-	-	-	-	193	-	193	-

Total	$11,118	$8,526	$1,809	$10,335	$26	$10,079	$136	$9,884	$349

Impaired loans include nonperforming loans and also include loans modified in troubled-debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At June 30, 2020, the Company had $1,707,000 of commercial real estate loans and $786,000 of agricultural loans that were modified in troubled-debt restructurings and impaired and $1,758,000 of commercial real estate and $912,000 of agricultural loan modifications as of December 31, 2019.  There were no newly modified troubled-debt restructurings during the six months ended June 30, 2020.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

There were no troubled-debt restructurings modified in the past six months that subsequently defaulted for the period ended June 30, 2020.

The following table represents information regarding nonperforming assets at June 30, 2020 and December 31, 2019 (dollars in thousands):

	As of
	June 30, 2020	December 31, 2019
Nonaccrual loans	$7,127	$1,809
Troubled-debt restructurings (1)	786	912
Accruing loans 90 or more days past due	-	612
Total nonperforming loans	$7,913	$3,333

(1)	$1.71 million and $1.81 million of TDRs as of June 30, 2020 and December 31, 2019, respectively, are included in the nonaccrual loans balance in the line above.

The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In the period ending June 30, 2020, 174 loans totaling $312.8 million were modified, related to COVID-19, which were not considered troubled debt restructurings.

Note 5:	Shareholders’ Equity

On September 5, 2019, the Company adopted a Repurchase Plan (the “RP”). The RP initially authorized the repurchase of up to 500,000 shares of the Company’s common stock. On March 13, 2020, the Company’s Board of Directors approved a 500,000 share expansion to the existing stock repurchase program, for a total of 1,000,000 shares authorized under the program.  All shares repurchased under the RP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the RP may be determined by management. At June 30, 2020, there were 168,746 shares remaining that could be repurchased under the Company’s Repurchase Program.  Stock repurchases under the RP will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management.  A summary of the activity under the RP is as follows:

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Number of shares repurchased	831,254	-	38,160	-
Average price of shares repurchased	$8.56	$-	$7.90	$-
Shares remaining to be repurchased	168,746	-	168,746	-

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I, and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of June 30, 2020, that the Company and Bank meet all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of June 30, 2020, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility (the “PPP Facility”) and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. The PPP loans we originated in the second quarter of 2020 are included in the calculation of our leverage ratio as of June 30, 2020 as we did not utilize the PPP Facility for funding purposes.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirements		With Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2020
Total capital to risk-weighted assets
Company	$109,490	14.33%	$61,139	8.00%	$80,245	10.50%	N/A	N/A
Bank	$109,435	14.34%	$61,060	8.00%	$80,141	10.50%	$76,325	10.00%
Tier I capital to risk-weighted assets
Company	$99,933	13.08%	$45,854	6.00%	$64,960	8.50%	N/A	N/A
Bank	$99,891	13.09%	$45,795	6.00%	$64,876	8.50%	$61,060	8.00%
CET I capital to risk-weighted assets
Company	$99,933	13.08%	$34,391	4.50%	$53,497	7.00%	N/A	N/A
Bank	$99,891	13.09%	$34,346	4.50%	$53,427	7.00%	$49,611	6.50%
Tier I capital to average assets
Company	$99,933	10.31%	$38,787	4.00%	N/A	N/A	N/A	N/A
Bank	$99,891	10.30%	$38,801	4.00%	N/A	N/A	$48,502	5.00%

As of December 31, 2019
Total capital to risk-weighted assets
Company	$105,137	15.25%	$55,157	8.00%	$72,393	10.50%	N/A	N/A
Bank	$106,148	15.42%	$55,076	8.00%	$72,287	10.50%	$68,845	10.00%
Tier I capital to risk-weighted assets
Company	$97,291	14.11%	$41,368	6.00%	$58,604	8.500%	N/A	N/A
Bank	$98,302	14.28%	$41,307	6.00%	$58,518	8.500%	$55,076	8.00%
CET I capital to risk-weighted assets
Company	$97,291	14.11%	$31,026	4.50%	$48,262	7.000%	N/A	N/A
Bank	$98,302	14.28%	$30,980	4.50%	$48,192	7.000%	$44,749	6.50%
Tier I capital to average assets
Company	$97,291	11.53%	$33,833	4.00%	N/A	N/A	N/A	N/A
Bank	$98,302	11.65%	$33,793	4.00%	N/A	N/A	$42,241	5.00%

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
Notes to Unaudited Condensed Consolidated Financial Statements

Capital Conservation Buffer (as a % of risk-weighted assets)	Maximum Payout (as a % of eligible retained income)
Greater than 2.5%	No payout limitations applies
≤2.5% and >1.875%	60%
≤1.875% and >1.25%	40%
≤1.25% and >0.625%	20%
≤0.625%	0%

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At June 30, 2020, approximately $29.5 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 6:	Related-Party Transactions

At June 30, 2020 and December 31, 2019, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties) approximating $0 and $1.1 million, respectively.  A summary of these loans is as follows (dollars in thousands):

	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period

Six months ended June 30, 2020	$1,055	$-	$(1,055)	$-
Year ended December 31, 2019	$6,897	$2,613	$(8,455)	$1,055

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

The Bank leases office and retail banking space in Woodward, Oklahoma from Haines Realty Investments Company, LLC, a related party of the Company.  Lease expense totaled $46,000 for the three months ended June 30, 2020 and 2019, and $92,000 for the six months ended June 30, 2020 and 2019.  In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7:	Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to the maximum legal limit with the Bank matching up to 5% of the employee’s salary.  Employer contributions charged to expense for the three months ended June 30, 2020 and 2019 totaled $69,000 and $55,000, respectively. Employer contributions charged to expense for the six months ended June 30, 2020 and 2019 totaled $114,000 and $121,000, respectively.

Stock-Based Compensation

The Company adopted a nonqualified incentive stock option plan (the “Bank7 Corp. 2018 Equity Incentive Plan”) in September 2018. The Bank7 Corp. 2018 Equity Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Plan for the three months ended June 30, 2020 and 2019 totaled $191,000 and $158,000, respectively. Employer contributions charged to expense for the six months ended June 30, 2020 and 2019 totaled $371,000 and $329,000, respectively.  There were 702,500 shares available for future grants as of June 30, 2020.

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

The following table is a summary of the stock option activity under the Bank7 Corp. 2018 Equity Incentive Plan (dollar amounts in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Six Months Ended June 30, 2020
Outstanding at December 31, 2019	163,000	$18.75
Options Granted	26,500	18.49
Options Exercised	-	-
Options Forfeited	(3,000)	17.42
Outstanding at June 30, 2020	186,500	18.73	8.45	$0
Exercisable at June 30, 2020	40,000	18.77	8.28	$0

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the period presented:

	Six Months Ended
	June 30, 2020	June 30, 2019
Risk-free interest rate	1.71%	2.48%
Dividend yield	2.20%	2.20%
Stock price volatility	41.27%	31.14%
Expected term	7.51	7.01

The following table summarizes share information about RSUs for the six months ended June 30, 2020:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Outstanding at December 31, 2019	104,000	$19.09
Shares granted	31,000	18.49
Shares settled	-	-
Shares forfeited	-	-
End of the period balance	135,000	$18.95

As of June 30, 2020, there was approximately $2.1 million of unrecognized compensation expense related to 135,000 unvested RSUs and $457,000 of unrecognized compensation expense related to 186,500 unvested and/or unexercised stock options.  The stock option expense is expected to be recognized over a weighted average period of 2.71 years, and the RSU expense is expected to be recognized over a weighted average period of 3.50 years.

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

Recurring Measurements

There were no assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2020 and December 31, 2019 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2020
Impaired loans (collateral-dependent)	$4,654	$-	$-	$4,654

December 31, 2019
Impaired loans (collateral-dependent)	$1,783	$-	$-	$1,783

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted- Average
June 30, 2020
Collateral-dependent impaired loans	$4,654	Appraisals from comparable properties	Estimated cost to sell	3-5%

December 31, 2019
Collateral-dependent impaired loans	$1,783	Appraisals from comparable properties	Estimated cost to sell	3-5%

The following tables presents estimated fair values of the Company’s financial instruments not     recorded at fair value at June 30, 2020 and December 31, 2019 (dollars in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2020

Financial Assets
Cash and due from banks	$127,780	$127,780	$-	$-	$127,780
Interest-bearing time deposits in other banks	$27,865	$-	$27,865	$-	$27,865
Loans, net of allowance	$828,065	$-	$823,896	$4,654	$828,550
Mortgage loans held for sale	$500	$-	$500	$-	$500
Nonmarketable equity securities	$1,095	$-	$1,095	$-	$1,095
Interest receivable	$5,267	$-	$5,267	$-	$5,267

Financial Liabilities
Deposits	$894,231	$-	$892,882	$-	$892,882
Interest payable	$423	$-	$423	$-	$423

December 31, 2019

Financial Assets
Cash and due from banks	$117,128	$117,128	$-	$-	$117,128
Interest-bearing time deposits in other banks	$30,147	$-	$30,147	$-	$30,147
Loans, net of allowance	$699,458	$-	$698,672	$1,809	$700,481
Mortgage loans held for sale	$1,031	$-	$1,031	$-	$1,031
Nonmarketable equity securities	$1,100	$-	$1,100	$-	$1,100
Interest receivable	$3,954	$-	$3,954	$-	$3,954

Financial Liabilities
Deposits	$757,483	$-	$757,520	$-	$757,520
Interest payable	$636	$-	$636	$-	$636

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value:

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at June 30, 2020 or December 31, 2019.

Note 9:	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets.  The following summarizes those financial instruments with contract amounts representing credit risk as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019

Commitments to extend credit	$177,804	$191,459
Financial and performance standby letters of credit	2,594	3,338

	$180,398	$194,797

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

As of June 30, 2020, hospitality loans were 21% of gross total loans with outstanding balances of $179.8 million and unfunded commitments of $53.0 million; energy loans were 11% of gross total loans with outstanding balances of $90.2 million and unfunded commitments of $14.0 million.

The Company evaluates goodwill for potential goodwill impairment on an annual basis or more often based on consideration if any impairment indicators have occurred. A prolonged strain on the U.S. economy impacting the Company could result in goodwill being partially or fully impaired. At June 30, 2020, goodwill of $1.0 million was recorded on the consolidated balance sheet.

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

As a bank holding company, we generate most of our revenue from interest income on loans and from short-term investments. The primary source of funding for our loans and short-term investments are deposits held by our subsidiary, Bank7. We measure our performance by our return on average assets, return on average equity, earnings per share, capital ratios, efficiency ratio (calculated by dividing noninterest expense by the sum of net interest income on a tax equivalent basis) and noninterest income.

As of June 30, 2020, we had total assets of $1.0 billion, total loans of $837.9 million, total deposits of $894.2 million and total shareholders’ equity of $101.6 million.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Our accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, we also evaluate our performance based on certain additional financial measures that are non-GAAP financial measures.

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

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Loan interest income (excluding loan fees)
Total loan interest income, including loan fee income	$13,385	$12,101	$26,491	$23,723
Loan fee income	(1,632)	(1,369)	(2,892)	(2,658)
Loan interest income excluding loan fee income	$11,753	$10,732	$23,599	$21,065

Average total loans	$826,111	$613,892	$786,943	$600,224
Yield on loans (including loan fee income)	6.52%	7.91%	6.77%	7.97%
Yield on loans (excluding loan fee income)	5.72%	7.01%	6.03%	7.08%

Net interest margin (excluding loan fees)
Net interest income	$11,929	$10,583	$23,361	$20,936
Loan fee income	(1,632)	(1,369)	(2,892)	(2,658)
Net interest income excluding loan fees	$10,297	$9,214	$20,469	$18,278

Average earning assets	$962,186	$777,190	$914,118	$761,607
Net interest margin (including loan fee income)	4.99%	5.46%	5.14%	5.54%
Net interest margin (excluding loan fee income)	4.30%	4.76%	4.50%	4.84%

Pre-tax, pre-provision net earnings is defined as income before taxes and provision for loan losses.  Disclosure of this measure enables you to compare our operations to those of other banking companies before consideration of taxes and provision expense, which some investors may consider to be a more appropriate comparison given recaptures from the allowance for loan losses. The most directly comparable GAAP financial measure for pre-tax, pre-provision net earnings is net income.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019

Pre-tax, pre-provision net earnings
Net income before income taxes	$6,707	$6,830	$13,466	$13,651
Plus: Provision for loan losses	(1,400)	-	(2,050)	-
Pre-tax, pre-provision net earnings	$8,107	$6,830	$15,516	$13,651

Ratios
Net income (numerator)	$5,036	$5,126	$10,087	$10,242

Average assets (denominator)	$971,373	$786,773	$923,087	$770,621
Return on average assets	2.09%	2.61%	2.20%	2.68%

Average shareholders' equity (denominator)	$99,469	$96,044	$100,593	$93,443
Return on average shareholders' equity	20.36%	21.41%	20.17%	22.10%

Average tangible common equity (denominator)	$97,760	$94,128	$98,858	$91,498
Return on average tangible common equity	20.72%	21.84%	20.52%	22.57%

Per share data
Weighted average common shares outstanding basic (denominator)	9,232,509	10,187,500	9,598,232	10,187,500
Net income per common share--basic	$0.54	$0.50	$1.05	$1.00

Weighted average common shares outstanding diluted (denominator)	9,232,509	10,192,649	9,598,232	10,187,500
Net income per common share--diluted	$0.54	$0.50	$1.05	$1.00

Tangible Common Equity and Tangible Book Value Per Share. We calculate (1) tangible equity as total shareholders’ equity less goodwill and other intangibles; and (2) tangible book value per share as tangible equity divided by our shares outstanding at the end of the relevant period. The most directly comparable GAAP financial measure for tangible equity is total shareholders’ equity and for tangible book value per share is book value per share.

Tangible Shareholders’ Equity to Tangible Assets. We calculate (1) tangible assets as total assets less goodwill and other intangibles; and (2) tangible shareholders’ equity to tangible assets as tangible equity (as defined in the preceding paragraph) divided by tangible assets at the end of the relevant period. The most directly comparable GAAP financial measure for tangible assets is total assets and for tangible shareholders’ equity to tangible assets is total shareholders’ equity to total assets.

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

	June 30,
(Dollars in thousands, except per share data)	2020	2019
Tangible shareholders' equity
Total shareholders' equity	$101,619	$99,037
Less: Goodwill and other intangibles	(1,686)	(1,892)
Tangible shareholders' equity	$99,933	$97,145

Tangible assets
Total assets	$1,004,085	$798,448
Less: Goodwill and other intangibles	(1,686)	(1,892)
Tangible assets	$1,002,399	$796,556

Tangible shareholders' equity
Tangible shareholders' equity (numerator)	$99,933	$97,145
Tangible assets (denominator)	$1,002,399	$796,556
Tangible common equity to tangible assets	9.97%	12.20%

End of period common shares outstanding	9,226,252	10,187,500
Book value per share	$11.01	$9.72
Tangible book value per share	$10.83	$9.54
Total shareholders' equity to total assets	10.12%	12.40%

Results of Operations

Performance Summary. For the second quarter of 2020 we reported a pre-tax income of $6.7 million, compared to pre-tax income of $6.8 million for the second quarter of 2019. For the first six months of 2020 we reported pre-tax income of $13.5 million, compared to $13.7 million for the same period in 2019. For the second quarter of 2020, interest income increased by $490,000, or 3.8%, compared to the second quarter of 2019. For the first six months of 2020, interest income increased by $1.5 million or 5.5% compared to $25.6 million for the same period in 2019. For the second quarter of 2020, average total loans were $826.1 million with loan yields of 6.5% as compared to $613.9 million and loan yields of 7.9% for the second quarter of 2019. For the first six months of 2020, average total loans were $786.9 million with loan yields of 6.8% as compared to average total loans of $600.2 million and loan yields of 8.0% for the same period in 2019.

Pre-tax return on average assets was 2.78% for the second quarter of 2020, as compared to 3.48% for the same period in 2019.  The pre-tax return on average equity was 27.12% for the second quarter of 2020, as compared to 28.52% for the same period in 2019. Pre-tax return on average assets was 2.93% for the six months ended June 30, 2020, as compared to 3.57% for the same period in 2019.  The pre-tax return on average equity was 26.92% for the six months ended June 30, 2020, as compared to 29.46% for the same period in 2019.  The efficiency ratio was 33.7% for the three months ended June 30, 2020, as compared to 37.2% for the same period in 2019. The efficiency ratio was 35.3% for the six months ended June 30, 2020, as compared to 36.4% for the same period in 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic.  The CARES Act created a $349 billion loan program called the Paycheck Protection Program (the “PPP”) for loans to small businesses for, among other things, payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. PPP loans are fully guaranteed by the Small Business Administration (SBA). As of June 30, 2020, we had originated 328 PPP loans with balances totaling $64.0 million.  We received $1.8 million in PPP origination fees during the period ended June 30, 2020, of which $906,000 was recognized in interest income and $863,000 was deferred.

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

	Net Interest Margin With Loan Fee Income
	For the Three Months Ended June 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments(1)	$134,764	$156	0.47%	$162,056	$941	2.33%
Investment securities(2)	1,089	15	5.54	1,063	24	9.06
Loans held for sale	222	—	0.00	179	—	0.00
Total loans(3)	826,111	13,385	6.52	613,892	12,101	7.91
Total interest-earning assets	962,186	13,556	5.67	777,190	13,066	6.74
Noninterest-earning assets	9,187			9,583
Total assets	$971,373			$786,773

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$373,812	704	0.76%	$294,926	1,388	1.89%
Time deposits	219,990	923	1.69	205,978	1,095	2.13
Total interest-bearing deposits	593,802	1,627	1.10	500,904	2,483	1.99
Total interest-bearing liabilities	593,802	1,627	1.10	500,904	2,483	1.99

Noninterest-bearing liabilities:
Noninterest-bearing deposits	272,373			185,715
Other noninterest-bearing liabilities	5,729			4,110
Total noninterest-bearing liabilities	278,102			189,825
Shareholders’ equity	99,469			96,044
Total liabilities and shareholders’ equity	$971,373			$786,773

Net interest income including loan fee income		$11,929			$10,583
Net interest spread including loan fee income(4)			4.56%			4.75%
Net interest margin including loan fee income			4.99%			5.46%

(1)	Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for FHLB and FRB stock.

(3)	Non-accrual loans are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

For the second quarter of 2020 compared to the second quarter of 2019:
-
Interest income on short term investments totaled $156,000 as compared to $941,000, a decrease of $785,000 or 83.4% which was attributable to a $27.3 million decrease, or 16.8%, in average balances of interest bearing deposits at other financial institutions and a decrease in yield of 186 basis points, or 80.0%.

-
Total interest income on loans, including loan fee income, increased $1.3 million or 10.6% to $13.4 million which was attributable to a $212.2 million increase in average total loans to $826.1 million, as compared with average loans of $613.9 million for the second quarter of 2019, and PPP loan fees recognized of $906,000.

-	Loan fees totaled $1.6 million, an increase of $263,000 or 19.2%, most of which was attributable to PPP loan fees recognized of $906,000.
-	Yield on our interest earning assets totaled 5.67%, a decrease of 107 basis points or 15.9%, compared to yield on our interest earning assets of 6.74% for the second quarter of 2019; and
-	Net interest margin for the second quarter of 2020 was 4.99% compared to 5.46% for the second quarter of 2019.

	Net Interest Margin With Loan Fee Income
	For the Six Months Ended June 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments(1)	$125,906	$554	0.88%	$160,129	$1,896	2.39%
Investment securities(2)	1,095	18	3.31	1,059	24	4.57
Loans held for sale	174	—	0.00	195	—	0.00
Total loans(3)	786,943	26,491	6.77	600,224	23,723	7.97
Total interest-earning assets	914,118	27,063	5.95	761,607	25,643	6.79
Noninterest-earning assets	8,969			9,014
Total assets	$923,087			$770,621

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$358,167	1,714	0.96%	$290,204	2,687	1.87%
Time deposits	212,537	1,988	1.88	199,276	2,020	2.04
Total interest-bearing deposits	570,704	3,702	1.30	489,480	4,707	1.94
Total interest-bearing liabilities	570,704	3,702	1.30	489,480	4,707	1.94

Noninterest-bearing liabilities:
Noninterest-bearing deposits	246,630			182,760
Other noninterest-bearing liabilities	5,160			4,938
Total noninterest-bearing liabilities	251,790			187,698
Shareholders’ equity	100,593			93,443
Total liabilities and shareholders’ equity	$923,087			$770,621

Net interest income including loan fee income		$23,361			$20,936
Net interest spread including loan fee income(4)			4.65%			4.85%
Net interest margin including loan fee income			5.14%			5.54%

(1)	Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for FHLB and FRB stock.

(3)	Non-accrual loans are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

For the first six months of 2020 compared to the same period in 2019:
-
Interest income on short term investments totaled $554,000 as compared to $1.9 million, a decrease of $1.3 million or 70.8% which was attributable to a $34.2 million decrease, or 21.4%, in average balances of interest bearing deposits at other financial institutions and a decrease in yield of 151 basis points, or 63.2%.

-
Total interest income on loans, including loan fee income, increased $2.8 million or 11.7% to $26.5 million which was attributable to a $186.7 million increase in average total loans to $786.9 million, as compared with average total loans of $600.2 million for the second quarter of 2019.

-	Loan fees totaled $2.9 million, an increase of $234,000 or 8.8%.
-	Yield on our interest earning assets totaled 5.95%, a decrease of 84 basis points or 12.4%, compared to yield on our interest earning assets of 6.79% for the same period in 2019; and
-	Net interest margin for the first six months of 2020 was 5.14% compared to 5.54% for the same period in 2019.

Net Interest Income and Net Interest Margin Excluding Loan Fee Income. Due to fluctuating levels of nonrecurring loan fee income, we have illustrated our net interest margin below, excluding loan fee income.  Net interest income, representing interest income less interest expense, was the primary contributor to income and earnings for the periods shown below. Interest income is generated from interest earned on loans, dividends, and interest earned on deposits at other institutions.  Interest expense is incurred on interest-bearing liabilities including deposits and other borrowings. Net interest income is evaluated by measuring (i) the yield on loans and other interest-earning assets, (ii) the costs of deposits and other funding sources and (iii) net interest margin. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets.

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

	Net Interest Margin Excluding Loan Fee Income
	For the Three Months Ended June 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments(1)	$134,764	$156	0.47%	$162,056	$941	2.33%
Investment securities(2)	1,089	15	5.54	1,063	24	9.06
Loans held for sale	222	—	0.00	179	—	0.00
Total loans(3)	826,111	11,753	5.72	613,892	10,732	7.01
Total interest-earning assets	962,186	11,924	4.98	777,190	11,697	6.04
Noninterest-earning assets	9,187			9,583
Total assets	$971,373			$786,773

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$373,812	704	0.76%	$294,926	1,388	1.89%
Time deposits	219,990	923	1.69	205,978	1,095	2.13
Total interest-bearing deposits	593,802	1,627	1.10	500,904	2,483	1.99
Total interest-bearing liabilities	593,802	1,627	1.10	500,904	2,483	1.99

Noninterest-bearing liabilities:
Noninterest-bearing deposits	272,373			185,715
Other noninterest-bearing liabilities	5,729			4,110
Total noninterest-bearing liabilities	278,102			189,825
Shareholders’ equity	99,469			96,044
Total liabilities and shareholders’ equity	$971,373			$786,773

Net interest income excluding loan fee income		$10,297			$9,214
Net interest spread excluding loan fee income(4)			3.88%			4.05%
Net interest margin excluding loan fee income			4.30%			4.76%

(1)	Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for FHLB and FRB stock.

(3)	Non-accrual loans are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

For the second quarter of 2020 compared to the second quarter of 2019:
-
Interest income on short term investments totaled $156,000 as compared to $941,000, a decrease of $785,000 or 83.4% which was attributable to a $27.3 million decrease, or 16.8%, in average balances of interest bearing deposits at other financial institutions and a decrease in yield of 186 basis points, or 80.0%.

-
Total interest income on loans, excluding loan fee income, increased $1.0 million or 9.5% to $11.8 million which was attributable to a $212.2 million increase in average total loans to $826.1 million as compared with average total loans of $613.9 million for the second quarter of 2019.

-
Yield on interest-earning assets, excluding loan fee income, totaled 4.98%, a decrease of 106 basis points or 17.5%, compared to yield on interest-earning assets excluding fee income of 6.04% for the second quarter of 2019, and

-	Net interest margin, excluding loan fee income, totaled 4.30%, a decrease of 46 basis points or 9.7%, compared to net interest margin excluding loan fee income of 4.76% for the second quarter of 2019.

	Net Interest Margin Excluding Loan Fee Income
	For the Six Months Ended June 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments(1)	$125,906	$554	0.88%	$160,129	$1,896	2.39%
Investment securities(2)	1,095	18	3.31	1,059	24	4.57
Loans held for sale	174	—	0.00	195	—	0.00
Total loans(3)	786,943	23,599	6.03	600,224	21,065	7.08
Total interest-earning assets	914,118	24,171	5.32	761,607	22,985	6.09
Noninterest-earning assets	8,969			9,014
Total assets	$923,087			$770,621

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$358,167	1,714	0.96%	$290,204	2,687	1.87%
Time deposits	212,537	1,988	1.88	199,276	2,020	2.04
Total interest-bearing deposits	570,704	3,702	1.30	489,480	4,707	1.94
Total interest-bearing liabilities	570,704	3,702	1.30	489,480	4,707	1.94

Noninterest-bearing liabilities:
Noninterest-bearing deposits	246,630			182,760
Other noninterest-bearing liabilities	5,160			4,938
Total noninterest-bearing liabilities	251,790			187,698
Shareholders’ equity	100,593			93,443
Total liabilities and shareholders’ equity	$923,087			$770,621

Net interest income excluding loan fee income		$20,469			$18,278
Net interest spread excluding loan fee income(4)			4.01%			4.15%
Net interest margin excluding loan fee income			4.50%			4.84%

(1)	Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for FHLB and FRB stock.

(3)	Non-accrual loans are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

For the first six months of 2020 compared to the same period in 2019:
-
Interest income on short term investments totaled $554,000 as compared to $1.9 million, a decrease of $1.3 million or 70.8% which was attributable to a $34.2 million decrease, or 21.4%, in average balances of interest bearing deposits at other financial institutions and a decrease in yield of 151 basis points, or 63.2%.

-
Total interest income on loans, excluding loan fee income, increased $2.5 million or 12.0% to $23.6 million which was attributable to a $186.7 million increase in average total loans to $786.9 million as compared with the average total loans of $600.2 million for the second quarter of 2019.

-
Yield on interest-earning assets, excluding loan fee income, totaled 5.32%, a decrease of 77 basis points or 12.6%, compared to yield on interest-earning assets excluding fee income of 6.09% for the same period in 2019; and

-	Net interest margin, excluding loan fee income, for the first six months of 2020 was 4.50% compared to 4.84% for the same period in 2019.

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

	Analysis of Changes in Interest Income and Expenses Including Loan Fee Income
	For the Three Months Ended June 30, 2020 over 2019
	Change due to:
	Volume(1)	Rate(1)	Interest Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$(158)	$(627)	$(785)
Investment securities	1	(10)	(9)
Total loans	4,172	(2,888)	1,284
Total increase in interest income	4,014	(3,524)	490

Increase (decrease) in interest expense:
Deposits
Transaction accounts	370	(1,054)	(684)
Time deposits	74	(246)	(172)
Total interest-bearing deposits	445	(1,301)	(856)
Total increase in interest expense	445	(1,301)	(856)

Increase (Decrease) in net interest income	$3,570	$(2,224)	$1,346

	Analysis of Changes in Interest Income and Expenses Including Loan Fee Income
	For the Six Months Ended June 30, 2020 over 2019
	Change due to:
	Volume(1)	Rate(1)	Interest Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$(1,643)	$301	$(1,342)
Investment securities	3	(9)	(6)
Total loans	29,927	(27,159)	2,768
Total increase in interest income	28,287	(26,867)	1,420

Increase (decrease) in interest expense:
Deposits
Transaction accounts	2,552	(3,525)	(973)
Time deposits	545	(577)	(32)
Total interest-bearing deposits	3,097	(4,102)	(1,005)
Total increase in interest expense	3,097	(4,102)	(1,005)

Increase (Decrease) in net interest income	$25,190	$(22,765)	$2,425

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

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

The allowance as a percentage of loans was 1.18% at June 30, 2020 as compared to 1.11% at December 31, 2019. The increase was primarily due to provision expense of $2.05 million during the six months ended June 30, 2020.

Noninterest Income

Noninterest income for the three months ended June 30, 2020 was $301,000 compared to $295,000 for the same period in 2019, an increase of $6,000, or 2.0%.  The following table sets forth the major components of our noninterest income for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,
	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$39	$40	$(1)	-2.50%
Secondary market income	95	109	(14)	-12.84
Other income and fees	167	146	21	14.38
Total noninterest income	$301	$295	$6	2.03%

Noninterest income for the six months ended June 30, 2020 was $631,000 compared to $518,000 for the same period in 2019, an increase of $113,000 or 21.8%.  The following table sets forth the major components of our noninterest income for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,
	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$77	$77	$-	0.00%
Secondary market income	214	169	45	26.63
Other income and fees	340	272	68	25.00
Total noninterest income	$631	$518	$113	21.81%

Noninterest Expense

Noninterest expense for the three months ended June 30, 2020 was $4.1 million compared to $4.0 million for the same period in 2019, an increase of $75,000, or 1.9%. The following table sets forth the major components of our noninterest expense for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,
	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$2,597	$2,365	$232	9.81%
Furniture and equipment	218	218	-	0.00
Occupancy	413	378	35	9.26
Data and item processing	269	276	(7)	(2.54)
Accounting, marketing, and legal fees	77	142	(65)	(45.77)
Regulatory assessments	94	31	63	203.23
Advertising and public relations	29	92	(63)	(68.48)
Travel, lodging and entertainment	43	92	(49)	(53.26)
Other expense	383	454	(71)	(15.64)
Total noninterest expense	$4,123	$4,048	$75	1.85%

Salaries and employee benefits totaled $2.6 million for the second quarter of 2020 compared to $2.4 million for the same period in 2019, an increase of $232,000 or 9.8%.  This increase related to additional personnel costs associated with two new branches.

Noninterest expense for the six months ended June 30, 2020 was $8.5 million compared to $7.8 million for the same period in 2019, an increase of $673,000, or 8.6%. The following table sets forth the major components of our noninterest expense for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,
	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$5,071	$4,536	$535	11.79%
Furniture and equipment	434	377	57	15.12
Occupancy	874	721	153	21.22
Data and item processing	545	538	7	1.30
Accounting, marketing, and legal fees	203	289	(86)	(29.76)
Regulatory assessments	117	63	54	85.71
Advertising and public relations	298	278	20	7.19
Travel, lodging and entertainment	96	134	(38)	(28.36)
Other expense	838	867	(29)	(3.34)
Total noninterest expense	$8,476	$7,803	$673	8.62%

Salaries and employee benefits totaled $5.1 million for the six months ended June 30, 2020 compared to $4.5 million for the same period in 2019, an increase of $535,000 or 11.8%.  This increase related to additional personnel costs associated with two new branches.

Financial Condition

The following discussion of our financial condition compares June 30, 2020 and December 31, 2019.

Total Assets

Total assets increased $137.7 million, or 15.9%, to $1.0 billion as of June 30, 2020, as compared to $866.4 million as of December 31, 2019. The increasing trend in total assets is primarily attributable to strong organic loan and deposit growth within the Oklahoma City and Dallas/Fort Worth metropolitan areas, our expansion into the Tulsa market and the addition of PPP loans.

Loan Portfolio

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of June 30, 2020 and December 31, 2019, our gross loans were $840.2 million and $708.7 million, respectively.  Included in the commercial & industrial loan balance at June 30, 2020, are $64.0 million of loans that were originated under the SBA PPP program.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of June 30, 2020, and December 31, 2019:

	As of June 30,		As of December 31,
	2020		2019
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$92,380	11.0%	$70,628	10.0%
1-4 family real estate	29,675	3.5	34,160	4.8
Commercial real estate – other	285,609	34.0	273,278	38.5
Total commercial real estate	407,664	48.5	378,066	53.3

Commercial & industrial	372,554	44.3	260,762	36.8
Agricultural	49,274	5.9	57,945	8.2
Consumer	10,713	1.3	11,895	1.7
Gross loans	840,205	100.0%	708,668	100.0%
Less unearned income, net	(2,262)		(1,364)
Total loans	837,943		707,304
Allowance for loan and lease losses	(9,878)		(7,846)
Net loans	$828,065		$699,458

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

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of June 30, 2020
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$-	$46,469	$887	$44,581	$—	$443	$92,380
1-4 family commercial	265	13,947	4,313	10,410	41	699	29,675
Commercial real estate – other	33	51,301	39,420	188,124	1,969	4,762	285,609
Total commercial real estate	298	111,717	44,620	243,115	2,010	5,904	407,664

Commercial & industrial	29,158	183,966	33,220	119,550	12	6,648	372,554
Agricultural	5,134	30,418	2,941	9,945	64	772	49,274
Consumer	1,937	155	7,136	81	977	427	10,713
Gross loans	$36,527	$326,256	$87,917	$372,691	$3,063	$13,751	$840,205

	As of December 31, 2019
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$—	$31,860	$833	$37,483	$—	$452	$70,628
1-4 family real estate	282	9,598	3,843	19,676	43	718	34,160
Commercial real estate - other	1,849	23.533	23,194	219,390	335	4,977	273,278
Total real estate	2,131	64,991	27,870	276,549	378	6,147	378,066

Commercial & industrial	11,677	176,329	9,973	54,233	12	8,538	260,762
Agricultural	3,947	34,875	2,786	13,055	1,319	1,963	57,945
Consumer	2,042	—	4,824	159	4,047	823	11,895
Gross loans	$19,797	$276,195	$45,453	$343,996	$5,756	$17,471	$708,668

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

The allowance was $9.9 million at June 30, 2020, compared to $7.8 million at December 31, 2019.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Six Months Ended
	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Balance at beginning of the period	$7,846	$7,832
Provision for loan losses	2,050	—
Charge-offs:
Construction & development	—	—
1-4 family commercial	—	(2)
Commercial real estate – other	—	—
Commercial & industrial	(39)	(4)
Agricultural	—	(11)
Consumer	—	(1)
Total charge-offs	(39)	(18)
Recoveries:
Construction & development	—	—
1-4 family commercial	2	5
Commercial real estate – other	—	—
Commercial & industrial	9	24
Agricultural	10	3
Consumer	—	—
Total recoveries	21	32
Net recoveries (charge-offs)	(18)	14
Balance at end of the period	$9,878	$7,846

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of June 30,		As of December 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,086	10.99%	$782	9.97%
1-4 family commercial	349	3.53	378	4.82
Commercial real estate - other	3,358	34.00	3,025	38.55
Commercial & industrial	4,380	44.34	2,887	36.80
Agricultural	579	5.86	642	8.18
Consumer	126	1.28	132	1.68
Total	$9,878	100.0%	$7,846	100.0%

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

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of June 30,	As of December 31,
	2020	2019
	(Dollars in thousands)
Nonaccrual loans	$7,127	$1,809
Troubled debt restructurings (1)	786	912
Accruing loans 90 or more days past due	—	612
Total nonperforming loans	7,913	3,333
Other real estate owned	—	—
Total nonperforming assets	$7,913	$3,333
Ratio of nonperforming loans to total loans	0.94%	0.47%
Ratio of nonperforming assets to total assets	0.79%	0.38%

(1)	$1.71 million and $1.81 million of TDRs as of June 30, 2020 and December 31, 2019, respectively, are included in the nonaccrual loans balance in the line above

The following tables present an aging analysis of loans as of the dates indicated.

	As of June 30, 2020
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Total Loans 90+ days and accruing	Total past due Loans	Current	Gross Loans
	(Dollars in thousands)
Construction & development	$—	$—	$—	$—	$—	$92,380	$92,380
1-4 family commercial	—	—	—	—	—	29,675	29,675
Commercial real estate - other	—	—	—	—	—	285,609	285,609
Commercial & industrial	329	6	—	—	335	372,219	372,554
Agricultural	57	—	—	—	57	49,217	49,274
Consumer	89	—	—	—	89	10,624	10,713
Total	$475	$6	$—	$—	$481	$839,724	$840,205

	As of December 31, 2019
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Total Loans 90+ days and accruing	Total past due Loans	Current	Gross Loans
	(Dollars in thousands)
Construction & development	$—	$—	$—	$—	$—	$70,628	$70,628
1-4 family commercial	—	—	—	—	—	34,160	34,160
Commercial real estate – other	—	—	—	—	—	273,278	273,278
Commercial & industrial	—	—	14	14	14	260,748	260,762
Agricultural	—	—	598	598	598	57,347	57,945
Consumer	90	—	—	—	90	11,805	11,895
Total	$90	$—	$612	$612	$702	$707,966	$708,668

In addition to the past due and nonaccrual criteria, we also evaluates loans according to our internal risk grading system. Loans are segregated between pass, watch, special mention, and substandard categories. The definitions of those categories are as follows:

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

Substandard loans totaled $15.5 million as of June 30, 2020, an increase of $4.4 million compared to December 31, 2019. The increase primarily related to one commercial real estate relationship totaling $1.1 million, one agricultural relationship totaling $2.1 million, and two commercial & industrial relationships comprised of one note each, totaling $7.5 million with no specific reserves.

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of June 30, 2020
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$92,380	$—	$—	$—	$92,380
1-4 family commercial	27,745	787	—	1,143	29,675
Commercial real estate – other	269,191	9,811	2,998	3,609	285,609
Commercial & industrial	335,070	14,654	15,091	7,739	372,554
Agricultural	45,489	—	—	3,785	49,274
Consumer	10,713	—	—	—	10,713
Total	$780,588	$25,252	$18,089	$16,276	$840,205

	As of December 31, 2019
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$70,628	$—	$—	$—	$70,628
1-4 family commercial	33,622	538	—	—	34,160
Commercial real estate – other	267,437	—	—	5,841	273,278
Commercial & industrial	241,176	5,312	11,524	2,750	260,762
Agricultural	53,290	—	2,128	2,527	57,945
Consumer	11,895	—	—	—	11,895
Total	$678,048	$5,850	$13,652	$11,118	$708,668

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

The following table presents loans restructured as TDRs as of June 30, 2020 and December 31, 2019.

	As of June 30, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
Commercial real estate – other	1	$1,707	$1,707	$26
Agricultural	2	786	786	—
Total	3	$2,493	$2,493	$26

	As of December 31, 2019
	(Dollars in thousands)
Commercial & industrial	1	$1,809	$1,809	$26
Agricultural	2	912	912	—
Total	3	$2,721	$2,721	$26

There were no payment defaults with respect to loans modified as TDRs as of June 30, 2020 and December 31, 2019.

Impairment analyses are prepared on TDRs in conjunction with the normal allowance process. There were no TDRs restructured during the six months ended June 30, 2020 and TDR’s restructured during the twelve months ended December 31, 2019 required $26,000 in specific reserves. There were no charge-offs on TDRs for the six months ended June 30, 2020 or the twelve months ended December 31, 2019.

The following table presents total TDRs, both in accrual and nonaccrual status as of the periods indicated:

	As of June 30, 2020		As of December 31, 2019
	Number of Contracts	Amount	Number of Contracts	Amount
		(Dollars in thousands)
Accrual	2	$786	2	$912
Nonaccrual	1	1,707	1	1,809
Total	3	$2,493	3	$2,721

The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40.  In the six months ending June 30, 2020, 174 loans totaling $312.8 million were modified, related to COVID-19, which were not considered troubled debt restructurings.

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

Total deposits as of June 30, 2020 and December 31, 2019 were $894.2 million and $757.5 million, respectively. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	As of June 30,		As of December 31,
	2020		2019
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars in thousands)
Noninterest-bearing demand	$304,250	34.0%	$219,221	29.0%
Interest-bearing:
NOW deposits	175,592	19.6	112,420	14.8
Money market	147,244	16.5	150,554	19.9
Savings deposits	55,758	6.3	72,750	9.6
Time deposits (more than $100,000)	183,564	20.8	173,898	22.9
Time deposits ($100,000 or less)	27,823	2.8	28,640	3.8
Total interest-bearing	589,981	66.0	538,262	71.0
Total deposits	$894,231	100.0%	$757,483	100.0%

The following table summarizes our average deposit balances and weighted average rates for the six-month period ending June 30, 2020 and year ended December 31, 2019:

	For the Six Months Ended June 30,		For the Year Ended December 31,
	2020		2019
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$246,630	0.00%	$192,562	0.00%
Interest-bearing:
NOW	145,857	1.02	95,694	1.83
Money market	149,346	0.93	132,265	1.83
Savings	62,963	0.73	67,617	1.30
Time	212,538	1.88	208,375	2.14
Total interest-bearing	570,704	1.29	503,951	1.89
Total deposits	$817,334	0.90%	$696,513	1.37%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of June 30, 2020 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits ($100,000 or less)	$6,291	$4,366	$9,712	$7,454	$27,823
Time deposits (more than $100,000)	41,362	29,567	56,542	56,093	183,564
Total time deposits	$47,653	$33,933	$66,254	$63,547	$211,387

	As of December 31, 2019 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits ($100,000 or less)	$6,998	$5,024	$8,387	$8,231	$28,640
Time deposits (more than $100,000)	52,048	34,126	49,700	38,024	173,898
Total time deposits	$59,046	$39,150	$58,087	$46,255	$202,538

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

As of June 30, 2020, we had no unsecured fed funds lines with correspondent depository institutions with no amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $72.6 million as of June 30, 2020 and $71.7 million as of December 31, 2019.

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

As of June 30, 2020, the Bank was in compliance with all applicable regulatory requirements and categorized as “well-capitalized” under the prompt corrective action frame work.  There have been no conditions or events since June 30, 2020 that management believes would change this classification.

The table below presents our applicable capital requirements, as well as our capital ratios as of June 30, 2020 and December 31, 2019. The Company exceeded all regulatory capital requirements and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. As of June 30, 2020, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

	Actual		With Capital Conservation Buffer		Minimum To be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2020:
Total capital to risk-weighted assets
Company	$109,490	14.33%	$80,245	10.50%	N/A	N/A
Bank	109,435	14.34	80,181	10.50	76,325	10.00%
Tier 1 capital to risk-weighted assets
Company	99,933	13.08	64,960	8.50	N/A	N/A
Bank	99,891	13.09	64,876	8.50	61,060	8.00
CET 1 capital to risk-weighted assets
Company	99,933	13.08	53,497	7.00	N/A	N/A
Bank	99,891	13.09	53,427	7.00	49,611	6.50
Tier 1 leverage ratio
Company	99,933	10.31	N/A	N/A	N/A	N/A
Bank	99,891	10.30	N/A	N/A	48,502	5.00

	Actual		With Capital Conservation Buffer		Minimum To be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2019:
Total capital to risk-weighted assets
Company	$105,137	15.25%	$72,393	10.50%	N/A	N/A
Bank	106,148	15.42	72,287	10.50	68,845	10.00%
Tier 1 capital to risk-weighted assets
Company	97,291	14.11	58,604	8.50	N/A	N/A
Bank	98,302	14.28	58,518	8.50	55,076	8.00
CET 1 capital to risk-weighted assets
Company	97,291	14.11	48,262	7.00	N/A	N/A
Bank	98,302	14.28	48,192	7.00	44,749	6.50
Tier 1 leverage ratio
Company	97,291	11.53	N/A	N/A	N/A	N/A
Bank	98,302	11.65	N/A	N/A	42,241	5.00

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased to $101.6 million as of June 30, 2020, compared to $100.1 million as of December 31, 2019. The increases were driven by retained capital from net income during the periods.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of June 30, 2020, and December 31, 2019:

	Payments Due as of June 30, 2020
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$682,844	$—	$—	$—	$682,844
Time deposits	147,840	62,728	819	—	211,387
Borrowings	—	—	—	—	—
Operating lease commitments	603	502	126	—	1,231
Total contractual obligations	$831,287	$63,230	$945	$—	$895,462

	Payments Due as of December 31, 2019
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$554,945	$—	$—	$—	$554,945
Time deposits	156,283	44,310	1,945	—	202,538
Borrowings	—	—	—	—	—
Operating lease commitments	623	845	49	—	1,517
Total contractual obligations	$711,851	$45,155	$1,994	$—	$759,000

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

The following table summarizes commitments as of the dates presented.

	As of June 30, 2020	As of December 31, 2019
	(Dollars in thousands)
Commitments to extend credit	$177,804	$191,459
Standby letters of credit	2,594	3,338
Total	$180,398	$194,797

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of our consolidated unaudited financial statements as of June 30, 2020.

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

Goodwill and Intangibles

Goodwill from an acquisition is the value attributable to unidentifiable intangible elements acquired. At a minimum, annual evaluation of the value of goodwill is required. Management evaluated the carrying value of our goodwill as of June 30, 2020 and December 31, 2019.  During the period ended June 30, 2020, the economic stress and market volatility resulting from the COVID-19 pandemic resulted in a substantial decrease in our stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim goodwill impairment qualitative analysis which resulted in no impairment charge for the period ended June 30, 2020. Refer to Note 1, Nature of Operations and Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included elsewhere in this report for additional information.

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

Income Taxes

We file a consolidated income tax return. Deferred taxes are recognized under the balance sheet method based upon the future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, using the tax rates expected to apply to taxable income in the periods when the related temporary differences are expected to be realized.

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

Management performs an analysis of our tax positions annually and believes it is more likely than not that all of its tax positions will be utilized in future years.

ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our disclosures regarding market risk since December 31, 2019, the date of our most recent annual report to shareholders.

ITEM 4.

Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2020 of our disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, such controls.

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

ITEM 1A.

Risk Factors

There were no material changes from the risks disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December, 31, 2019 and the supplemental risk factor information disclosed on Form 10-Q for the period ended March 31, 2020.

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth our market repurchases of Bank7 Corp. common stock and the Bank7 common shares retained in connection with net settlement of restricted stock awards during the six months ended June 30, 2020. On September 5, 2019, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s common stock. On March 13, 2020, the Company’s Board of Directors approved a 500,000 share expansion to the existing stock repurchase program, for a total of 1,000,000 shares authorized under the program. The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase programs do not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under these programs will be retired subsequent to acquisition. During the six months ended June 30, 2020, there were 831,254 shares purchased under the programs with 168,746 shares remaining under the Board-authorized stock repurchase program.

	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares That May Yet be Purchased Under the Program
	(Dollars in thousands, except per share data)
January 1, 2020 to January 31, 2020	—	—	—
February 1, 2020 to February 29, 2020	—	—	—
March 1, 2020 to March 31, 2020	793,094	$8.59	206,906
April 1, 2020 to April 30, 2020	28,395	$7.28	178,511
May 1, 2020 to May 31, 2020	9,765	$9.69	168,746
June 1, 2020 to June 30, 2020	—	—	168,746
For the Six Months Ended June 30, 2020	831,254	$8.56	168,746

ITEM 6.

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

BANK7 CORP.

DATED:	August 14, 2020	By:	/s/ Thomas L. Travis
Thomas L. Travis
President and Chief Executive Officer

DATED:	August 14, 2020	By:	/s/ Kelly J. Harris
Kelly J. Harris
Senior Vice President and Chief Financial Officer