Form 10-Q
period 2020-09-30
Bank7 Corp.
filed 2020-11-16
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

As of November 16, 2020, the registrant had 9,044,765 shares of common stock, par value $0.01, outstanding.

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

Item 1.	Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Balance Sheets
(Dollar amounts in thousands)

Assets	September 30, 2020 (unaudited)	December 31, 2019

Cash and due from banks	$60,718	$117,128
Interest-bearing time deposits in other banks	23,384	30,147
Loans, net of allowance for loan losses of $11,131 and $7,846 at September 30, 2020 and December 31, 2019, respectively	869,448	699,458
Loans held for sale, at fair value	315	1,031
Premises and equipment, net	9,387	9,624
Nonmarketable equity securities	1,165	1,100
Goodwill and other intangibles, net	1,634	1,789
Interest receivable and other assets	7,303	6,115

Total assets	$973,354	$866,392

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$272,008	$219,221
Interest-bearing	591,661	538,262

Total deposits	863,669	757,483

Income taxes payable	565	357
Interest payable and other liabilities	3,890	8,426

Total liabilities	868,124	766,266

Shareholders’ equity
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, non-voting, par value $0.01 per share, 20,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding: 9,241,689 and 10,057,506, at September 30, 2020 and December 31, 2019 respectively	92	101
Additional paid-in capital	92,960	92,391
Retained earnings	12,178	7,634

Total shareholders’ equity	105,230	100,126

Total liabilities and shareholders’ equity	$973,354	$866,392

See Notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Income
(Dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest Income
Loans, including fees	$12,777	$12,179	$39,268	$35,902
Interest-bearing time deposits in other banks	123	500	419	1,414
Interest-bearing deposits in other banks	26	392	303	1,398

Total interest income	12,926	13,071	39,990	38,714

Interest Expense
Deposits	1,325	2,471	5,028	7,178

Total interest expense	1,325	2,471	5,028	7,178

Net Interest Income	11,601	10,600	34,962	31,536

Provision for Loan Losses	1,250	-	3,300	-

Net Interest Income After Provision for Loan Losses	10,351	10,600	31,662	31,536

Noninterest Income
Secondary market income	57	69	134	146
Service charges on deposit accounts	104	110	318	279
Other	173	330	513	602

Total noninterest income	334	509	965	1,027

Noninterest Expense
Salaries and employee benefits	2,505	14,256	7,576	18,792
Furniture and equipment	224	229	658	606
Occupancy	543	436	1,417	1,157
Data and item processing	276	276	821	814
Accounting, marketing and legal fees	135	218	338	507
Regulatory assessments	164	31	281	94
Advertising and public relations	62	71	360	349
Travel, lodging and entertainment	50	153	146	287
Other	625	402	1,463	1,269

Total noninterest expense	4,584	16,072	13,060	23,875

Income (Loss) Before Taxes	6,101	(4,963)	19,567	8,688
Income tax expense	1,661	1,556	5,040	4,965
Net Income (Loss)	$4,440	$(6,519)	$14,527	$3,723

Earnings per common share - basic	$0.48	$(0.64)	$1.53	$0.37
Earnings per common share - diluted	0.48	(0.64)	1.53	0.37
Weighted average common shares outstanding - basic	9,228,128	10,149,007	9,483,540	10,174,528
Weighted average common shares outstanding - diluted	9,228,128	10,161,778	9,483,540	10,176,360

See Notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(Dollar Amounts in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common Stock (Shares)
Balance at beginning of period	9,226,252	10,187,500	10,057,506	10,187,500
Shares issued for restricted stock units	19,437	19,431	19,437	19,431
Shares acquired and canceled	(4,000)	(149,425)	(835,254)	(149,425)
Balance at end of period	9,241,689	10,057,506	9,241,689	10,057,506

Common Stock (Amount)
Balance at beginning of period	$92	$102	$101	$102
Shares acquired and canceled	-	(1)	(9)	(1)
Balance at end of period	$92	$101	$92	$101

Additional Paid-in Capital
Balance at beginning of period	$92,762	$80,604	$92,391	$80,275
Stock-based compensation expense	198	11,749	569	12,078
Balance at end of period	$92,960	$92,353	$92,960	$92,353

Retained Earnings
Balance at beginning of period	$8,765	$18,331	$7,634	$8,089
Net income (loss)	4,440	(6,519)	14,527	3,723
Common stock acquired and canceled	(103)	(2,645)	(7,210)	(2,645)
Cash dividends declared ($0.10 per share)	(924)	(1,006)	(2,773)	(1,006)
Balance at end of period	$12,178	$8,161	$12,178	$8,161

Total shareholders’ equity	$105,230	$100,615	$105,230	$100,615

See Notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in thousands)

	For the Nine Months Ended September 30,
	2020	2019

Operating Activities
Net income	$14,527	$3,723
Items not requiring (providing) cash
Depreciation and amortization	815	651
Provision for loan losses	3,300	-
Gain on sales of loans	(134)	(146)
Stock-based compensation expense	569	12,078
Loss on sale of premises and equipment	-	182
Cash receipts from the sale of loans originated for sale	6,922	6,767
Cash disbursements for loans originated for sale	(6,072)	(6,109)
Gain on sale of other real estate owned	-	(362)
Deferred income tax (benefit) expense	(780)	176
Changes in
Interest receivable and other assets	(408)	785
Interest payable and other liabilities	(223)	(3,076)

Net cash provided by operating activities	18,516	14,669

Investing Activities
Maturities of interest-bearing time deposits in other banks	21,190	12,606
Purchases of interest-bearing time deposits in other banks	(14,427)	(12,737)
Net change in loans	(173,290)	(74,755)
Purchases of premises and equipment	(423)	(1,697)
Proceeds from sale of premises and equipment	-	377
Change in nonmarketable equity securities	(65)	(17)
Proceeds from sale of foreclosed assets	-	473

Net cash used in investing activities	(167,015)	(75,750)

Financing Activities
Net change in deposits	106,186	46,231
Cash distributions	(6,878)	-
Common stock acquired and canceled	(7,219)	(2,646)

Net cash provided by financing activities	92,089	43,585

Increase (Decrease) in Cash and Due from Banks	(56,410)	(17,496)

Cash and Due from Banks, Beginning of Period	117,128	128,090

Cash and Due from Banks, End of Period	$60,718	$110,594

Supplemental Disclosure of Cash Flows Information
Interest paid	$5,301	$6,912
Income taxes paid	$5,498	$5,458
Dividends declared and not paid	$924	$1,006
Non-cash stock contribution	$-	$11,627

Supplemental Disclosure of Non-Cash Investing Activities
Foreclosed assets acquired in settlement of loans	$-	$78

See Notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

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

Share Repurchase Program

During the nine months ended September 30, 2020, 835,254 shares were repurchased under the Company’s share repurchase program at an average price of $8.70 per share and retired and returned to the status of authorized but unissued shares. There were no shares repurchased during the nine months ended September 30, 2019.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The ASU requires lessees to recognize a lease liability and a right-of-use asset for all leases, excluding short-term leases, at the commencement date.  The guidance in the ASU is effective for reporting periods beginning after December 15, 2021.  Additionally, a modified retrospective transition approach is required for a leases existing at the earliest comparative period presented.  Management is assessing the impact of this ASU; however, it is not expected to have a material impact on the Company’s financial condition, results of operation, or capital position, but will impact the presentation on the balance sheet of the Company’s current operating leases.  The Company will adopt this ASU in the first quarter of 2021.

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

The CARES Act created a $349 billion loan program called the Paycheck Protection Program (the “PPP”) for loans to small businesses for, among other things, payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. PPP loans are fully guaranteed by the Small Business Administration (SBA). As of September 30, 2020, the Company had originated 333 PPP loans with balances totaling $64.3 million.

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

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at September 30, 2020 was $0.

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

The following table shows the computation of basic and diluted earnings per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
(Dollars in thousands, except per share amounts)
Numerator
Net income (loss)	$4,440	$(6,519)	$14,527	$3,723

Denominator
Weighted-average shares outstanding for basic earnings per share	9,228,128	10,149,007	9,483,540	10,174,528
Dilutive effect of stock compensation (1)	-	12,771	-	1,832
Denominator for diluted earnings per share	9,228,128	10,161,778	9,483,540	10,176,360

Earnings per common share
Basic	$0.48	$(0.64)	$1.53	$0.37
Diluted	$0.48	$(0.64)	$1.53	$0.37

(1) The following have not been included in diluted earnings per share becuase to do so would have been antidilutive for the periods presented: Nonqualified stock options outstanding of 185,250 and 163,000 for the three month periods ended September 30, 2020 and 2019, respectively; nonqualified stock options outstanding of 185,250 and 130,000 for the nine month periods ended September 30, 2020 and 2019, respectively; restricted stock units of 108,000 for the three and nine month periods ended September 30, 2020.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 4:	Loans and Allowance for Loan Losses

A summary of loans at September 30, 2020 and December 31, 2019, are as follows (dollars in thousands):

	September 30,	December 31,
	2020	2019

Construction & development	$108,453	$70,628
1 - 4 family real estate	31,113	34,160
Commercial real estate - other	282,447	273,278
Total commercial real estate	422,013	378,066

Commercial & industrial	400,378	260,762
Agricultural	50,578	57,945
Consumer	10,253	11,895

Gross loans	883,222	708,668

Less allowance for loan losses	(11,131)	(7,846)
Less deferred loan fees	(2,643)	(1,364)

Net loans	$869,448	$699,458

Included in the commercial & industrial loan balance at September 30, 2020, are $64.3 million of loans that were originated under the SBA PPP program.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2020
Balance, beginning of period	$1,086	$349	$3,358	$4,380	$579	$126	$9,878

Charge-offs	-	-	-	-	-	(1)	(1)
Recoveries	-	-	-	4	-	-	4

Net recoveries	-	-	-	4	-	(1)	3

Provision (credit) for loan losses	281	43	202	662	58	4	1,250

Balance, end of period	$1,367	$392	$3,560	$5,046	$637	$129	$11,131

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2019
Balance, beginning of period	$1,031	$448	$2,329	$3,171	$695	$162	$7,836

Charge-offs	-	(2)	-	-	-	-	(2)
Recoveries	-	1	-	6	-	-	7

Net recoveries	-	(1)	-	6	-	-	5

Provision (credit) for loan losses	(234)	(99)	618	(248)	(16)	(21)	-

Balance, end of period	$797	$348	$2,947	$2,929	$679	$141	$7,841

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2020
Balance, beginning of period	$782	$378	$3,025	$2,887	$642	$132	$7,846

Charge-offs	-	-	-	(39)	-	(1)	(40)
Recoveries	-	2	-	13	10	-	25

Net charge-offs	-	2	-	(26)	10	(1)	(15)

Provision (credit) for loan losses	585	12	535	2,185	(15)	(2)	3,300

Balance, end of period	$1,367	$392	$3,560	$5,046	$637	$129	$11,131

	Construction &	1 - 4 Family	Commercial Real Estate -	Commercial
	Development	Real Estate	Other	& Industrial	Agricultural	Consumer	Total

September 30, 2019
Balance, beginning of period	$1,136	$433	$2,035	$3,231	$818	$179	$7,832

Charge-offs	-	(2)	-	(4)	(11)	-	(17)
Recoveries	-	3	-	20	3	-	26

Net recoveries	-	1	-	16	(8)	-	9

Provision (credit) for loan losses	(339)	(86)	912	(318)	(131)	(38)	-

Balance, end of period	$797	$348	$2,947	$2,929	$679	$141	$7,841

The following table presents, by portfolio segment, the balance in allowance for loan losses and the gross loans based upon portfolio segment and impairment method as of September 30, 2020 and December 31, 2019 (dollars in thousands):

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2020
Allowance Balance
Ending balance Individually evaluated for impairment	$-	$130	$26	$-	$200	$-	$356
Collectively evaluated for impairment	1,367	262	3,534	5,046	437	129	10,775

Total	$1,367	$392	$3,560	$5,046	$637	$129	$11,131

Gross Loans
Ending balance Individually evaluated for impairment	$-	$1,128	$5,124	$26,281	$1,948	$-	$34,481
Collectively evaluated for impairment	108,453	29,985	277,323	374,097	48,630	10,253	848,741

Total	$108,453	$31,113	$282,447	$400,378	$50,578	$10,253	$883,222

December 31, 2019
Allowance Balance
Ending balance Individually evaluated for impairment	$-	$-	$26	$-	$-	$-	$26
Collectively evaluated for impairment	782	378	2,999	2,887	642	132	7,820

Total	$782	$378	$3,025	$2,887	$642	$132	$7,846

Gross Loans
Ending balance Individually evaluated for impairment	$-	$-	$5,841	$2,750	$2,527	$-	$11,118
Collectively evaluated for impairment	70,628	34,160	267,437	258,012	55,418	11,895	697,550

Total	$70,628	$34,160	$273,278	$260,762	$57,945	$11,895	$708,668

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

•
Grade 3 (Special Mention) – These loans must have observable weaknesses or evidence of imprudent handling or structural issues. The weaknesses require close attention and the remediation of those weaknesses is necessary. No risk of probable loss exists. Credits in this category are expected to quickly migrate to a “2” or a “4” as this is viewed as a transitory loan grade.

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

The Company evaluates the definitions of loan grades and the allowance for loan losses methodology on an ongoing basis.  No changes were made to either during the period ended September 30, 2020.

The following table presents the credit risk profile of the Company’s loan portfolio based on internal rating category as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2020
Grade
1 (Pass)	$108,453	$29,209	$264,337	$352,477	$48,630	$10,253	$813,359
2 (Watch)	-	776	9,988	11,662	-	-	22,426
3 (Special Mention)	-	-	2,998	9,958	-	-	12,956
4 (Substandard)	-	1,128	5,124	26,281	1,948	-	34,481

Total	$108,453	$31,113	$282,447	$400,378	$50,578	$10,253	$883,222

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2019
Grade
1 (Pass)	$70,628	$33,622	$267,437	$241,176	$53,290	$11,895	$678,048
2 (Watch)	-	538	-	5,312	-	-	5,850
3 (Special Mention)	-	-	-	11,524	2,128	-	13,652
4 (Substandard)	-	-	5,841	2,750	2,527	-	11,118

Total	$70,628	$34,160	$273,278	$260,762	$57,945	$11,895	$708,668

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	Past Due						Total Loans
	30–59	60–89	Greater than			Total	> 90 Days &
	Days	Days	90 Days	Total	Current	Loans	Accruing

September 30, 2020
Construction & development	$-	$-	$-	$-	$108,453	$108,453	$-
1 - 4 Family Real Estate	-	-	-	-	31,113	31,113	-
Commercial Real Estate - other	-	1,957	-	1,957	280,490	282,447	-
Commercial & industrial	920	7,071	-	7,991	392,387	400,378	-
Agricultural	-	1,948	-	1,948	48,630	50,578	-
Consumer	-	-	-	-	10,253	10,253	-

Total	$920	$10,976	$-	$11,896	$871,326	$883,222	$-

December 31, 2019
Construction & development	$-	$-	$-	$-	$70,628	$70,628	$-
1 - 4 Family Real Estate	-	-	-	-	34,160	34,160	-
Commercial Real Estate - other	-	-	-	-	273,278	273,278	-
Commercial & industrial	-	-	14	14	260,748	260,762	14
Agricultural	-	-	598	598	57,347	57,945	598
Consumer	90	-	-	90	11,805	11,895	-

Total	$90	$-	$612	$702	$707,966	$708,668	$612

The following table presents impaired loans as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
						Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020

September 30, 2020
Construction & development	$-	$-	$-	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	1,128	-	1,128	1,128	130	1,133	15	3,732	47
Commercial Real Estate - other	5,124	3,468	1,656	5,124	26	5,160	144	2,121	274
Commercial & industrial	26,281	26,281	-	26,281	-	26,549	996	21,780	1,317
Agricultural	1,948	-	1,948	1,948	200	2,681	(54)	1,483	(13)
Consumer	-	-	-	-	-	-	-	1,590	-

Total	$34,481	$29,749	$4,732	$34,481	$356	$35,523	$1,101	$30,706	$1,625

December 31, 2019						Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
Construction & development	$-	$-	$-	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-	3	-	277	-
Commercial Real Estate - other	5,841	4,032	1,809	5,841	26	3,354	131	1,883	197
Commercial & industrial	2,750	2,750	-	2,750	-	6,612	91	6,164	49
Agricultural	2,527	1,744	-	1,744	-	2,421	(56)	2,267	269
Consumer	-	-	-	-	-	-	-	128	-

Total	$11,118	$8,526	$1,809	$10,335	$26	$12,390	$166	$10,719	$515

Impaired loans include nonperforming loans and also include loans modified in troubled-debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At September 30, 2020, the Company had $1,656,000 of commercial real estate loans that were modified in troubled-debt restructurings and impaired and $1,809,000 of commercial real estate and $912,000 of agricultural loan modifications as of December 31, 2019.  There were no newly modified troubled-debt restructurings during the nine months ended September 30, 2020.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

There were no troubled-debt restructurings modified in the past nine months that subsequently defaulted for the period ended September 30, 2020.

The following table represents information regarding nonperforming assets at September 30, 2020 and December 31, 2019 (dollars in thousands):

	As of
	September 30, 2020	December 31, 2019
Nonaccrual loans	$20,515	$1,809
Troubled-debt restructurings (1)	-	912
Accruing loans 90 or more days past due	-	612
Total nonperforming loans	$20,515	$3,333

(1) $1.66 million and $1.81 million of TDRs as of September 30, 2020 and December 31, 2019, respectively, are included in the nonaccrual loans balance in the line above.

The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of September 30, 2020, 23 loans totaling $121.0 million were modified, related to COVID-19, which were not considered troubled debt restructurings.

Note 5:	Shareholders’ Equity

On September 5, 2019, the Company adopted a Repurchase Plan (the “RP”). The RP initially authorized the repurchase of up to 500,000 shares of the Company’s common stock. On March 13, 2020, the Company’s Board of Directors approved a 500,000 share expansion, and on November 2, 2020, approved a 750,000 share expansion to the existing stock repurchase program, for a total of 1,750,000 shares authorized under the program. All shares repurchased under the RP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the RP may be determined by management. At September 30, 2020, there were 164,746 shares remaining that could be repurchased under the Company’s Repurchase Program.  Stock repurchases under the RP will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management.  A summary of the activity under the RP is as follows:

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Number of shares repurchased	835,254	-	38,160	-
Average price of shares repurchased	$8.56	$-	$8.96	$-
Shares remaining to be repurchased	164,746	-	164,746	-

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I, and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of September 30, 2020, that the Company and Bank meet all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of September 30, 2020, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility (the “PPP Facility”) and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. The PPP loans of $64.3 million we originated are included in the calculation of our leverage ratio as of September 30, 2020 as we did not utilize the PPP Facility for funding purposes.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirements		With Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2020
Total capital to risk-weighted assets
Company	$113,695	14.09%	$64,551	8.00%	$84,723	10.50%	N/A	N/A
Bank	$113,640	14.10%	$64,469	8.00%	$84,615	10.50%	$80,586	10.00%
Tier I capital to risk-weighted assets
Company	$103,596	12.84%	$48,413	6.00%	$68,585	8.50%	N/A	N/A
Bank	$103,554	12.85%	$48,352	6.00%	$68,498	8.50%	$64,469	8.00%
CET I capital to risk-weighted assets
Company	$103,596	12.84%	$36,310	4.50%	$56,482	7.00%	N/A	N/A
Bank	$103,554	12.85%	$36,264	4.50%	$56,410	7.00%	$52,381	6.50%
Tier I capital to average assets
Company	$103,596	10.72%	$38,672	4.00%	N/A	N/A	N/A	N/A
Bank	$103,554	10.72%	$38,632	4.00%	N/A	N/A	$48,289	5.00%

As of December 31, 2019
Total capital to risk-weighted assets
Company	$105,137	15.25%	$55,157	8.00%	$72,393	10.50%	N/A	N/A
Bank	$106,148	15.42%	$55,076	8.00%	$72,287	10.50%	$68,845	10.00%
Tier I capital to risk-weighted assets
Company	$97,291	14.11%	$41,368	6.00%	$58,604	8.50%	N/A	N/A
Bank	$98,302	14.28%	$41,307	6.00%	$58,518	8.50%	$55,076	8.00%
CET I capital to risk-weighted assets
Company	$97,291	14.11%	$31,026	4.50%	$48,262	7.00%	N/A	N/A
Bank	$98,302	14.28%	$30,980	4.50%	$48,192	7.00%	$44,749	6.50%
Tier I capital to average assets
Company	$97,291	11.53%	$33,833	4.00%	N/A	N/A	N/A	N/A
Bank	$98,302	11.65%	$33,793	4.00%	N/A	N/A	$42,241	5.00%

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

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At September 30, 2020, approximately $33.1 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 6:	Related-Party Transactions

At September 30, 2020 and December 31, 2019, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties) approximating $0 and $1.1 million, respectively.  A summary of these loans is as follows (dollars in thousands):

	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period

Nine months ended September 30, 2020	$1,055	$-	$(1,055)	$-
Year ended December 31, 2019	$6,897	$2,613	$(8,455)	$1,055

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

The Bank leases office and retail banking space in Woodward, Oklahoma from Haines Realty Investments Company, LLC, a related party of the Company.  Lease expense totaled $46,000 for the three months ended September 30, 2020 and 2019, and $138,000 for the nine months ended September 30, 2020 and 2019.  In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7:	Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to the maximum legal limit with the Bank matching up to 5% of the employee’s salary.  Employer contributions charged to expense for the three months ended September 30, 2020 and 2019 totaled $58,000. Employer contributions charged to expense for the nine months ended September 30, 2020 and 2019 totaled $173,000 and $178,000, respectively.

Stock-Based Compensation

The Company adopted a nonqualified incentive stock option plan (the “Bank7 Corp. 2018 Equity Incentive Plan”) in September 2018. The Bank7 Corp. 2018 Equity Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Plan for the three months ended September 30, 2020 and 2019 totaled $198,000 and $121,000, respectively. Employer contributions charged to expense for the nine months ended September 30, 2020 and 2019 totaled $569,000 and $450,000, respectively.  There were 704,750 shares available for future grants as of September 30, 2020.

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

The following table is a summary of the stock option activity under the Bank7 Corp. 2018 Equity Incentive Plan (dollar amounts in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Nine Months Ended September 30, 2020
Outstanding at December 31, 2019	163,000	$18.75
Options Granted	26,500	18.49
Options Exercised	-	-
Options Forfeited	(4,250)	17.73
Outstanding at September 30, 2020	185,250	18.73	8.19	$0
Exercisable at September 30, 2020	75,625	18.88	8.00	$0

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the period presented:

	Nine Months Ended
	September 30, 2020	September 30, 2019
Risk-free interest rate	1.71%	2.48%
Dividend yield	2.20%	2.20%
Stock price volatility	41.27%	31.14%
Expected term	7.51	7.01

The following table summarizes share information about RSUs for the nine months ended September 30, 2020:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Outstanding at December 31, 2019	104,000	$19.09
Shares granted	31,000	18.49
Shares settled	26,000	19.09
Shares forfeited	(1,000)	18.49
End of the period balance	108,000	$18.92

As of September 30, 2020, there was approximately $1.9 million of unrecognized compensation expense related to 108,000 unvested RSUs and $406,000 of unrecognized compensation expense related to 185,250 unvested and/or unexercised stock options.  The stock option expense is expected to be recognized over a weighted average period of 2.46 years, and the RSU expense is expected to be recognized over a weighted average period of 3.24 years.

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

Recurring Measurements

There were no assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2020 and December 31, 2019 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2020
Impaired loans (collateral- dependent)	$4,376	$-	$-	$4,376

December 31, 2019
Impaired loans (collateral- dependent)	$1,783	$-	$-	$1,783

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

		Valuation	Unobservable	Weighted-
	Fair Value	Technique	Inputs	Average
September 30, 2020
Collateral-dependent impaired loans	$4,376	Appraisals from comparable properties	Estimated cost to sell	3-5%

December 31, 2019
Collateral-dependent impaired loans	$1,783	Appraisals from comparable properties	Estimated cost to sell	3-5%

The following tables presents estimated fair values of the Company’s financial instruments not     recorded at fair value at September 30, 2020 and December 31, 2019 (dollars in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
September 30, 2020

Financial Assets
Cash and due from banks	$60,718	$60,718	$-	$-	$60,718
Interest-bearing time deposits in other banks	$23,384	$-	$23,384	$-	$23,384
Loans, net of allowance	$869,448	$-	$864,956	$4,376	$869,332
Mortgage loans held for sale	$315	$-	$315	$-	$315
Nonmarketable equity securities	$1,165	$-	$1,165	$-	$1,165
Interest receivable	$4,786	$-	$4,786	$-	$4,786

Financial Liabilities
Deposits	$863,669	$-	$862,490	$-	$862,490
Interest payable	$362	$-	$362	$-	$362

December 31, 2019

Financial Assets
Cash and due from banks	$117,128	$117,128	$-	$-	$117,128
Interest-bearing time deposits in other banks	$30,147	$-	$30,147	$-	$30,147
Loans, net of allowance	$699,458	$-	$698,672	$1,809	$700,481
Mortgage loans held for sale	$1,031	$-	$1,031	$-	$1,031
Nonmarketable equity securities	$1,100	$-	$1,100	$-	$1,100
Interest receivable	$3,954	$-	$3,954	$-	$3,954

Financial Liabilities
Deposits	$757,483	$-	$757,520	$-	$757,520
Interest payable	$636	$-	$636	$-	$636

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

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at September 30, 2020 or December 31, 2019.

Note 9:	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets.  The following summarizes those financial instruments with contract amounts representing credit risk as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30,	December 31,
	2020	2019

Commitments to extend credit	$191,479	$191,459
Financial and performance standby letters of credit	860	3,338

	$192,339	$194,797

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

As of September 30, 2020, hospitality loans were 21% of gross total loans with outstanding balances of $188.7 million and unfunded commitments of $47.1 million; energy loans were 14% of gross total loans with outstanding balances of $126.0 million and unfunded commitments of $16.6 million.

The Company evaluates goodwill for potential goodwill impairment on an annual basis or more often based on consideration if any impairment indicators have occurred. A prolonged strain on the U.S. economy impacting the Company could result in goodwill being partially or fully impaired. At September 30, 2020, goodwill of $1.0 million was recorded on the consolidated balance sheet.

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

As of September 30, 2020, we had total assets of $973.4 million, total loans of $869.4 million, total deposits of $863.7 million and total shareholders’ equity of $105.2 million.

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

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Loan interest income (excluding loan fees)
Total loan interest income, including loan fee income	$12,777	$12,179	$39,268	$35,902
Loan fee income	(1,078)	(841)	(3,969)	(3,498)
Loan interest income excluding loan fee income	$11,699	$11,338	$35,299	$32,404

Average total loans	$847,076	$651,186	$807,134	$617,398
Yield on loans (including loan fee income)	6.00%	7.42%	6.50%	7.77%
Yield on loans (excluding loan fee income)	5.49%	6.91%	5.84%	7.02%

Net interest margin (excluding loan fees)
Net interest income	$11,601	$10,600	$34,962	$31,536
Loan fee income	(1,078)	(841)	(3,969)	(3,498)
Net interest income excluding loan fees	$10,523	$9,759	$30,993	$28,038

Average earning assets	$959,658	$797,667	$929,410	$773,752
Net interest margin (including loan fee income)	4.81%	5.27%	5.02%	5.45%
Net interest margin (excluding loan fee income)	4.36%	4.85%	4.45%	4.84%

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

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019

Pre-tax, pre-provision net earnings
Net income (loss) before income taxes	$6,101	$(4,963)	$19,567	$8,688
Plus: Provision for loan losses	(1,250)	-	(3,300)	-
Pre-tax, pre-provision net earnings	$7,351	$(4,963)	$22,867	$8,688

Ratios
Net income (loss) (numerator)	$4,440	$(6,519)	$14,527	$3,723

Average assets (denominator)	$967,044	$806,440	$937,849	$782,694
Return on average assets	1.83%	-3.21%	2.07%	0.64%

Average shareholders’ equity (denominator)	$102,929	$100,012	$101,377	$95,655
Return on average shareholders’ equity	17.16%	-25.86%	19.14%	5.20%

Average tangible common equity (denominator)	$101,269	$98,145	$99,667	$93,736
Return on average tangible common equity	17.44%	-26.35%	19.47%	5.31%

Per share data
Weighted average common shares outstanding basic (denominator)	9,228,128	10,149,007	9,483,540	10,174,528
Net income per common share--basic	$0.48	$(0.64)	$1.53	$0.37

Weighted average common shares outstanding diluted (denominator)	9,228,128	10,161,778	9,483,540	10,176,360
Net income per common share--diluted	$0.48	$(0.64)	$1.53	$0.37

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

	September 30,
(Dollars in thousands, except per share data)	2020	2019
Tangible shareholders’ equity
Total shareholders’ equity	$105,230	$100,615
Less: Goodwill and other intangibles	(1,634)	(1,840)
Tangible shareholders’ equity	$103,596	$98,775

Tangible assets
Total assets	$973,354	$826,349
Less: Goodwill and other intangibles	(1,634)	(1,840)
Tangible assets	$971,720	$824,509

Tangible shareholders’ equity
Tangible shareholders’ equity (numerator)	$103,596	$98,775
Tangible assets (denominator)	$971,720	$824,509
Tangible common equity to tangible assets	10.66%	11.98%

End of period common shares outstanding	9,241,689	10,057,506
Book value per share	$11.39	$10.00
Tangible book value per share	$11.21	$9.82
Total shareholders’ equity to total assets	10.81%	12.18%

Results of Operations

Performance Summary. For the third quarter of 2020 we reported a pre-tax income of $6.1 million, compared to pre-tax loss of ($5.0) million for the third quarter of 2019. For the first nine months of 2020 we reported pre-tax income of $19.6 million, compared to $8.7 million for the same period in 2019. For the third quarter of 2020, interest income decreased by $145,000, or 1.1%, compared to the third quarter of 2019. For the first nine months of 2020, interest income increased by $1.3 million or 3.3% compared to the same period in 2019. For the third quarter of 2020, average total loans were $847.1 million with loan yields of 6.0% as compared to $651.2 million and loan yields of 7.4% for the third quarter of 2019. For the first nine months of 2020, average total loans were $807.1 million with loan yields of 6.5% as compared to average total loans of $617.4 million and loan yields of 7.8% for the same period in 2019.

In the third quarter of 2019, we completed a one-time, non-cash executive stock transaction, which was charged as compensation expense of $11.8 million, including payroll taxes, through the income statement of the Company. Additionally, at the discretion of the employees receiving shares to assist in paying tax withholdings, 149,425 shares were withheld and subsequently canceled, resulting in a charge to retained earnings of $2.6 million.

The Company’s provision for loan losses for the third quarter of 2020 was $1.25 million, compared to $0 a year ago. The increase in the provision related to reserve build up for expected loan losses stemming from the COVID-19 pandemic and uncertainty surrounding the election and economic conditions.

Pre-tax return on average assets was 2.51% for the third quarter of 2020, as compared to (2.44%) for the same period in 2019.  The pre-tax return on average equity was 23.58% for the third quarter of 2020, as compared to (19.69%) for the same period in 2019. Pre-tax return on average assets was 2.79% for the nine months ended September 30, 2020, as compared to 1.48% for the same period in 2019.  The pre-tax return on average equity was 25.78% for the nine months ended September 30, 2020, as compared to 12.14% for the same period in 2019.  The efficiency ratio was 38.4% for the three months ended September 30, 2020, as compared to 144.7% for the same period in 2019. The efficiency ratio was 36.3% for the nine months ended September 30, 2020, as compared to 73.3% for the same period in 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic.  The CARES Act created a $349 billion loan program called the Paycheck Protection Program (the “PPP”) for loans to small businesses for, among other things, payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. PPP loans are fully guaranteed by the Small Business Administration (SBA). As of September 30, 2020, we had originated 333 PPP loans with balances totaling $64.3 million.  We received $1.8 million in PPP origination fees during the nine month period ended September 30, 2020, of which $1.1 million was recognized in interest income and $731,000 was deferred.

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

	Net Interest Margin With Loan Fee Income
	For the Three Months Ended September 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments(1)	$111,019	$147	0.53%	$145,147	$888	2.43%
Investment securities(2)	1,138	2	0.70	1,069	4	1.48
Loans held for sale	425	—	0.00	265	—	0.00
Total loans(3)	847,076	12,777	6.00	651,186	12,179	7.42
Total interest-earning assets	959,658	12,926	5.36	797,667	13,071	6.50
Noninterest-earning assets	7,386			8,773
Total assets	$967,044			$806,440

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$381,572	545	0.57%	$287,241	1,234	1.70%
Time deposits	200,961	780	1.54	220,935	1,237	2.22
Total interest-bearing deposits	582,533	1,325	0.90	508,176	2,471	1.93
Total interest-bearing liabilities	582,533	1,325	0.90	508,176	2,471	1.93

Noninterest-bearing liabilities:
Noninterest-bearing deposits	276,219			193,785
Other noninterest-bearing liabilities	5,363			4,467
Total noninterest-bearing liabilities	281,582			198,252
Shareholders’ equity	102,929			100,012
Total liabilities and shareholders’ equity	$967,044			$806,440

Net interest income including loan fee income		$11,601			$10,600
Net interest spread including loan fee income(4)			4.45%			4.57%
Net interest margin including loan fee income			4.81%			5.27%

(1)      Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for FHLB and FRB stock.

(3)	Non-accrual loans are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

For the third quarter of 2020 compared to the third quarter of 2019:
-
Interest income on short term investments totaled $147,000 as compared to $888,000, a decrease of $741,000 or 83.4% which was attributable to a $34.1 million decrease, or 23.5%, in average balances of interest bearing deposits at other financial institutions and a decrease in yield of 190 basis points, or 78.2%.

-
Total interest income on loans, including loan fee income, increased $598,000 or 4.9% to $12.8 million which was attributable to a $195.9 million increase in average total loans to $847.1 million, as compared with average loans of $651.2 million for the third quarter of 2019.

-	Loan fees totaled $1.1 million, an increase of $237,000 or 28.2%.
-	Yield on interest earning assets totaled 5.36%, a decrease of 114 basis points or 17.5%, compared to yield on interest earning assets of 6.50% for the third quarter of 2019; and
-	Net interest margin for the third quarter of 2020 was 4.81% compared to 5.27% for the third quarter of 2019.

	Net Interest Margin With Loan Fee Income
	For the Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments(1)	$120,909	$701	0.77%	$155,073	$2,785	2.40%
Investment securities(2)	1,109	21	2.53	1,062	27	3.40
Loans held for sale	258	—	0.00	219	—	0.00
Total loans(3)	807,134	39,268	6.50	617,398	35,902	7.77
Total interest-earning assets	929,410	39,990	5.75	773,752	38,714	6.69
Noninterest-earning assets	8,439			8,942
Total assets	$937,849			$782,694

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$366,162	2,259	0.82%	$289,306	3,924	1.81%
Time deposits	208,650	2,769	1.77	206,575	3,254	2.11
Total interest-bearing deposits	574,812	5,028	1.17	495,881	7,178	1.94
Total interest-bearing liabilities	574,812	5,028	1.17	495,881	7,178	1.94

Noninterest-bearing liabilities:
Noninterest-bearing deposits	256,429			186,379
Other noninterest-bearing liabilities	5,231			4,779
Total noninterest-bearing liabilities	261,660			191,158
Shareholders’ equity	101,377			95,655
Total liabilities and shareholders’ equity	$937,849			$782,694

Net interest income including loan fee income		$34,962			$31,536
Net interest spread including loan fee income(4)			4.58%			4.75%
Net interest margin including loan fee income			5.02%			5.45%

(1)      Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for FHLB and FRB stock.

(3)	Non-accrual loans are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

For the first nine months of 2020 compared to the same period in 2019:
-
Interest income on short term investments totaled $701,000 as compared to $2.8 million, a decrease of $2.1 million or 74.8% which was attributable to a $34.2 million decrease, or 22.0%, in average balances of interest bearing deposits at other financial institutions and a decrease in yield of 163 basis points, or 67.9%.

-
Total interest income on loans, including loan fee income, increased $3.4 million or 9.4% to $39.3 million which was attributable to a $189.7 million increase in average total loans to $807.1 million, as compared with average total loans of $617.4 million for the third quarter of 2019.

-	Loan fees totaled $4.0 million, an increase of $471,000 or 13.5%.
-	Yield on interest earning assets totaled 5.75%, a decrease of 94 basis points or 14.1%, compared to yield on interest earning assets of 6.69% for the same period in 2019; and
-	Net interest margin for the first nine months of 2020 was 5.02% compared to 5.45% for the same period in 2019.

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

		Net Interest Margin Excluding Loan Fee Income
		For the Three Months Ended September 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments(1)	$111,019	$147	0.53%	$145,147	$888	2.43%
Investment securities(2)	1,138	2	0.70	1,069	4	1.48
Loans held for sale	425	—	0.00	265	—	0.00
Total loans(3)	847,076	11,699	5.49	651,186	11,338	6.91
Total interest-earning assets	959,658	11,848	4.91	797,667	12,230	6.08
Noninterest-earning assets	7,386			8,773
Total assets	$967,044			$806,440

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$381,572	545	0.57%	$287,241	1,234	1.70%
Time deposits	200,961	780	1.54	220,935	1,237	2.22
Total interest-bearing deposits	582,533	1,325	0.90	508,176	2,471	1.93
Total interest-bearing liabilities	582,533	1,325	0.90	508,176	2,471	1.93

Noninterest-bearing liabilities:
Noninterest-bearing deposits	276,219			193,785
Other noninterest-bearing liabilities	5,363			4,467
Total noninterest-bearing liabilities	281,582			198,252
Shareholders’ equity	102,929			100,012
Total liabilities and shareholders’ equity	$967,044			$806,440

Net interest income excluding loan fee income		$10,523			$9,579
Net interest spread excluding loan fee income(4)			4.01%			4.15%
Net interest margin excluding loan fee income			4.36%			4.85%

(1)	Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for FHLB and FRB stock.

(3)	Non-accrual loans are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

For the third quarter of 2020 compared to the third quarter of 2019:
-
Interest income on short term investments totaled $147,000 as compared to $888,000, a decrease of $741,000 or 83.4% which was attributable to a $34.1 million decrease, or 23.5%, in average balances of interest bearing deposits at other financial institutions and a decrease in yield of 190 basis points, or 78.2%.

-
Total interest income on loans, excluding loan fee income, increased $361,000 or 3.2% to $11.7 million which was attributable to a $195.9 million increase in average total loans to $847.1 million as compared with average total loans of $651.2 million for the third quarter of 2019.

-
Yield on interest-earning assets, excluding loan fee income, totaled 4.91%, a decrease of 117 basis points or 19.2%, compared to yield on interest-earning assets excluding fee income of 6.08% for the third quarter of 2019, and

-	Net interest margin, excluding loan fee income, totaled 4.36%, a decrease of 49 basis points or 10.1%, compared to net interest margin excluding loan fee income of 4.85% for the third quarter of 2019.

		Net Interest Margin Excluding Loan Fee Income
		For the Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments(1)	$120,909	$701	0.77%	$155,073	$2,785	2.40%
Investment securities(2)	1,109	21	2.53	1,062	27	3.40
Loans held for sale	258	—	0.00	219	—	0.00
Total loans(3)	807,134	35,299	5.84	617,398	32,404	7.02
Total interest-earning assets	929,410	36,021	5.18	773,752	35,216	6.09
Noninterest-earning assets	8,439			8,942
Total assets	$937,849			$782,694

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$366,162	2,259	0.82%	$289,306	3,924	1.81%
Time deposits	208,650	2,769	1.77	206,575	3,254	2.11
Total interest-bearing deposits	574,812	5,028	1.17	495,881	7,178	1.94
Total interest-bearing liabilities	574,812	5,028	1.17	495,881	7,178	1.94

Noninterest-bearing liabilities:
Noninterest-bearing deposits	256,429			186,379
Other noninterest-bearing liabilities	5,231			4,779
Total noninterest-bearing liabilities	261,660			191,158
Shareholders’ equity	101,377			95,655
Total liabilities and shareholders’ equity	$937,849			$782,694

Net interest income excluding loan fee income		$30,993			$28,038
Net interest spread excluding loan fee income(4)			4.01%			4.15%
Net interest margin excluding loan fee income			4.45%			4.84%

(1)	Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for FHLB and FRB stock.

(3)	Non-accrual loans are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

For the first nine months of 2020 compared to the same period in 2019:
-
Interest income on short term investments totaled $701,000 as compared to $2.8 million, a decrease of $2.1 million or 74.8% which was attributable to a $34.2 million decrease, or 22.0%, in average balances of interest bearing deposits at other financial institutions and a decrease in yield of 163 basis points, or 67.9%.

-
Total interest income on loans, excluding loan fee income, increased $2.9 million or 8.9% to $35.3 million which was attributable to a $189.7 million increase in average total loans to $807.1 million as compared with the average total loans of $617.4 million for the third quarter of 2019.

-
Yield on interest-earning assets, excluding loan fee income, totaled 5.18%, a decrease of 91 basis points or 14.9%, compared to yield on interest-earning assets excluding fee income of 6.09% for the same period in 2019; and

-	Net interest margin, excluding loan fee income, for the first nine months of 2020 was 4.45% compared to 4.84% for the same period in 2019.

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

	Analysis of Changes in Interest Income and Expenses Including Loan Fee Income
	For the Three Months Ended September 30, 2020 over 2019
	Change due to:
	Volume(1)	Rate(1)	Interest Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$(208)	$(533)	$(741)
Investment securities	-	(2)	(2)
Total loans	3,654	(3,056)	598
Total increase in interest income	3,446	(3,591)	(145)

Increase (decrease) in interest expense:
Deposits
Transaction accounts	404	(1,093)	(689)
Time deposits	(112)	(345)	(457)
Total interest-bearing deposits	293	(1,439)	(1,146)
Total increase in interest expense	293	(1,439)	(1,146)

Increase (Decrease) in net interest income	$3,153	$(2,152)	$1,001

	Analysis of Changes in Interest Income and Expenses Including Loan Fee Income
	For the Nine Months Ended September 30, 2020 over 2019
	Change due to:
	Volume(1)	Rate(1)	Interest Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$(1,096)	$(988)	$(2,084)
Investment securities	2	(8)	(6)
Total loans	19,704	(16,338)	3,366
Total increase in interest income	18,611	(17,335)	1,276

Increase (decrease) in interest expense:
Deposits
Transaction accounts	1,862	(3,527)	(1,665)
Time deposits	58	(543)	(485)
Total interest-bearing deposits	1,920	(4,070)	(2,150)
Total increase in interest expense	1,920	(4,070)	(2,150)

Increase (Decrease) in net interest income	$16,691	$(13,265)	$3,426

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

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

The allowance as a percentage of loans was 1.26% at September 30, 2020 as compared to 1.11% at December 31, 2019. The increase was primarily due to provision expense of $3.3 million during the nine months ended September 30, 2020.

Noninterest Income

Noninterest income for the three months ended September 30, 2020 was $334,000 compared to $509,000 for the same period in 2019, a decrease of $175,000, or 34.4%.  The following table sets forth the major components of our noninterest income for the three months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,
	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Secondary market income	$57	$69	$(12)	-17.39%
Service charges on deposit accounts	104	110	(6)	-5.45
Other income and fees	173	330	(157)	-47.58
Total noninterest income	$334	$509	$(175)	-34.38%

Noninterest income for the nine months ended September 30, 2020 was $965,000 compared to $1.0 million for the same period in 2019, a decrease of $62,000 or 6.0%.  The following table sets forth the major components of our noninterest income for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Secondary market income	$134	$146	$(12)	-8.22%
Service charges on deposit accounts	318	279	39	13.98
Other income and fees	513	602	(89)	-14.78
Total noninterest income	$965	$1,027	$(62)	-6.04%

Noninterest Expense

Noninterest expense for the three months ended September 30, 2020 was $4.6 million compared to $16.1 million for the same period in 2019, a decrease of $11.5 million, or 71.5%. The following table sets forth the major components of our noninterest expense for the three months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,
	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$2,505	$14,256	$(11,751)	(82.43)%
Furniture and equipment	224	229	(5)	(2.18)
Occupancy	543	436	107	24.54
Data and item processing	276	276	-	-
Accounting, marketing, and legal fees	135	218	(83)	(38.07)
Regulatory assessments	164	31	133	429.03
Advertising and public relations	62	71	(9)	(12.68)
Travel, lodging and entertainment	50	153	(103)	(67.32)
Other expense	625	402	223	55.47
Total noninterest expense	$4,584	$16,072	$(11,488)	(71.48)%

Salaries and employee benefits totaled $2.5 million for the third quarter of 2020 compared to $14.3 million for the same period in 2019, a decrease of $11.8 million or 82.4%.  This decrease related to the one-time, non-cash executive stock transaction in the third quarter of 2019.

Noninterest expense for the nine months ended September 30, 2020 was $13.1 million compared to $24.0 million for the same period in 2019, a decrease of $10.9 million, or 45.5%. The following table sets forth the major components of our noninterest expense for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$7,576	$18,792	$(11,216)	(59.68)%
Furniture and equipment	658	606	52	8.58
Occupancy	1,417	1,157	260	22.47
Data and item processing	821	814	7	0.86
Accounting, marketing, and legal fees	338	507	(169)	(33.33)
Regulatory assessments	281	94	187	198.94
Advertising and public relations	360	349	11	3.15
Travel, lodging and entertainment	146	287	(141)	(49.13)
Other expense	1,463	1,269	194	15.29
Total noninterest expense	$13,060	$23,875	$(10,815)	(45.30)%

Salaries and employee benefits totaled $7.6 million for the nine months ended September 30, 2020 compared to $18.8 million for the same period in 2019, a decrease of $11.2 million or 59.7%.  This decrease related to the one-time, non-cash executive stock transaction in the third quarter of 2019.

Financial Condition

The following discussion of our financial condition compares September 30, 2020 and December 31, 2019.

Total Assets

Total assets increased $107.0 million, or 12.3%, to $973.4 million as of September 30, 2020, as compared to $866.4 million as of December 31, 2019. The increasing trend in total assets is primarily attributable to strong organic loan and deposit growth within the Oklahoma City and Dallas/Fort Worth metropolitan areas, our expansion into the Tulsa market and the addition of PPP loans.

Loan Portfolio

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of September 30, 2020 and December 31, 2019, our gross loans were $883.2 million and $708.7 million, respectively.  Included in the commercial & industrial loan balance at September 30, 2020, are $64.3 million of loans that were originated under the SBA PPP program.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of September 30, 2020, and December 31, 2019:

	As of September 30,		As of December 31,
	2020		2019
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$108,453	12.3%	$70,628	10.0%
1-4 family real estate	31,113	3.5	34,160	4.8
Commercial real estate – other	282,447	32.0	273,278	38.5
Total commercial real estate	422,013	47.8	378,066	53.3

Commercial & industrial	400,378	45.3	260,762	36.8
Agricultural	50,578	5.7	57,945	8.2
Consumer	10,253	1.2	11,895	1.7
Gross loans	883,222	100.0%	708,668	100.0%
Less unearned income, net	(2,643)		(1,364)
Total loans	880,579		707,304
Allowance for loan and lease losses	(11,131)		(7,846)
Net loans	$869,448		$699,458

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

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of September 30, 2020
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$29	$52,952	$872	$54,173	$—	$427	$108,453
1-4 family commercial	116	15,471	5,121	9,691	40	674	31,113
Commercial real estate – other	876	53,982	48,216	174,398	312	4,663	282,447
Total commercial real estate	1,021	122,405	54,209	238,262	352	5,764	422,013

Commercial & industrial	27,236	181,286	28,209	157,104	11	6,532	400,378
Agricultural	5,358	29,863	2,811	11,149	62	1,335	50,578
Consumer	2,019	153	6,524	75	1,054	428	10,253
Gross loans	$35,634	$333,707	$91,753	$406,590	$1,479	$14,059	$883,222

	As of December 31, 2019
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$—	$31,860	$833	$37,483	$—	$452	$70,628
1-4 family real estate	282	9,598	3,843	19,676	43	718	34,160
Commercial real estate - other	1,849	23,533	23,194	219,390	335	4,977	273,278
Total real estate	2,131	64,991	27,870	276,549	378	6,147	378,066

Commercial & industrial	11,677	176,329	9,973	54,233	12	8,538	260,762
Agricultural	3,947	34,875	2,786	13,055	1,319	1,963	57,945
Consumer	2,042	—	4,824	159	4,047	823	11,895
Gross loans	$19,797	$276,195	$45,453	$343,996	$5,756	$17,471	$708,668

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

The allowance was $11.1 million at September 30, 2020, compared to $7.8 million at December 31, 2019.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Nine Months Ended
	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Balance at beginning of the period	$7,846	$7,832
Provision for loan losses	3,300	—
Charge-offs:
Construction & development	—	—
1-4 family commercial	—	(2)
Commercial real estate – other	—	—
Commercial & industrial	(39)	(4)
Agricultural	—	(11)
Consumer	(1)	(1)
Total charge-offs	(40)	(18)
Recoveries:
Construction & development	—	—
1-4 family commercial	2	5
Commercial real estate – other	—	—
Commercial & industrial	13	24
Agricultural	10	3
Consumer	—	—
Total recoveries	25	32
Net recoveries (charge-offs)	(15)	14
Balance at end of the period	$11,131	$7,846

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of September 30,		As of December 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,367	12.28%	$782	9.97%
1-4 family commercial	392	3.52	378	4.82
Commercial real estate - other	3,560	31.98	3,025	38.55
Commercial & industrial	5,046	45.33	2,887	36.80
Agricultural	637	5.73	642	8.18
Consumer	129	1.16	132	1.68
Total	$11,131	100.0%	$7,846	100.0%

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

The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40.  In the nine months ending September 30, 2020, 23 loans totaling $121.0 million were modified, related to COVID-19, which were not considered troubled debt restructurings.

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

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of September 30,	As of December 31,
	2020	2019
	(Dollars in thousands)
Nonaccrual loans	$20,515	$1,809
Troubled debt restructurings (1)	—	912
Accruing loans 90 or more days past due	—	612
Total nonperforming loans	20,515	3,333
Other real estate owned	—	—
Total nonperforming assets	$20,515	$3,333
Ratio of nonperforming loans to total loans	2.33%	0.47%
Ratio of nonperforming assets to total assets	2.11%	0.38%
(1)	$1.66 million and $1.81 million of TDRs as of September 30, 2020 and December 31, 2019, respectively, are included in the nonaccrual loans balance in the line above

The following tables present an aging analysis of loans as of the dates indicated.

	As of September 30, 2020
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Total Loans 90+ days and accruing	Total past due Loans	Current	Gross Loans
	(Dollars in thousands)
Construction & development	$—	$—	$—	$—	$—	$108,453	$108,453
1-4 family commercial	—	—	—	—	—	31,113	31,113
Commercial real estate - other	—	1,957	—	—	1,957	280,490	282,447
Commercial & industrial	920	7,071	—	—	7,991	392,387	400,378
Agricultural	—	1,948	—	—	1,948	48,630	50,578
Consumer	—	—	—	—	—	10,253	10,253
Total	$920	$10,976	$—	$—	$11,896	$871,326	$883,222

	As of December 31, 2019
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Total Loans 90+ days and accruing	Total past due Loans	Current	Gross Loans
	(Dollars in thousands)
Construction & development	$—	$—	$—	$—	$—	$70,628	$70,628
1-4 family commercial	—	—	—	—	—	34,160	34,160
Commercial real estate – other	—	—	—	—	—	273,278	273,278
Commercial & industrial	—	—	14	14	14	260,748	260,762
Agricultural	—	—	598	598	598	57,347	57,945
Consumer	90	—	—	—	90	11,805	11,895
Total	$90	$—	$612	$612	$702	$707,966	$708,668

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

Substandard loans totaled $34.5 million as of September 30, 2020, an increase of $23.4 million compared to December 31, 2019. The increase primarily related to two commercial real estate relationships totaling $3.5 million, one agricultural relationship totaling $1.9 million, and four commercial & industrial relationships comprised of one note each, totaling $25.3 million with no specific reserves.

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of September 30, 2020
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$108,453	$—	$—	$—	$108,453
1-4 family commercial	29,209	776	—	1,128	31,113
Commercial real estate – other	264,337	9,988	2,998	5,124	282,447
Commercial & industrial	352,477	11,662	9,958	26,281	400,378
Agricultural	48,630	—	—	1,948	50,578
Consumer	10,253	—	—	—	10,253
Total	$813,359	$22,426	$12,956	$34,481	$883,222

	As of December 31, 2019
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$70,628	$—	$—	$—	$70,628
1-4 family commercial	33,622	538	—	—	34,160
Commercial real estate – other	267,437	—	—	5,841	273,278
Commercial & industrial	241,176	5,312	11,524	2,750	260,762
Agricultural	53,290	—	2,128	2,527	57,945
Consumer	11,895	—	—	—	11,895
Total	$678,048	$5,850	$13,652	$11,118	$708,668

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

The following table presents loans restructured as TDRs as of September 30, 2020 and December 31, 2019.

	As of September 30, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
Commercial real estate – other	1	$1,656	$1,656	$26
Total	1	$1,656	$1,656	$26

	As of December 31, 2019
	(Dollars in thousands)
Commercial & industrial	1	$1,809	$1,809	$26
Agricultural	2	912	912	—
Total	3	$2,721	$2,721	$26

There were no payment defaults with respect to loans modified as TDRs as of September 30, 2020 and December 31, 2019.  One relationship, comprised of two notes totaling $907,000 as of September 30, 2020, was removed from the TDR listing during the period, as it no longer qualified for TDR status.

Impairment analyses are prepared on TDRs in conjunction with the normal allowance process. There were no TDRs restructured during the nine months ended September 30, 2020 and TDR’s restructured during the twelve months ended December 31, 2019 required $26,000 in specific reserves. There were no charge-offs on TDRs for the nine months ended September 30, 2020 or the twelve months ended December 31, 2019.

The following table presents total TDRs, both in accrual and nonaccrual status as of the periods indicated:

	As of September 30, 2020		As of December 31, 2019
	Number of Contracts	Amount	Number of Contracts	Amount
		(Dollars in thousands)
Accrual	—	$—	2	$912
Nonaccrual	1	1,656	1	1,809
Total	1	$1,656	3	$2,721

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

Total deposits as of September 30, 2020 and December 31, 2019 were $863.7 million and $757.5 million, respectively. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	As of September 30,		As of December 31,
	2020		2019
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars in thousands)
Noninterest-bearing demand	$272,008	31.5%	$219,221	29.0%
Interest-bearing:
NOW deposits	177,366	20.6	112,420	14.8
Money market	172,852	20.0	150,554	19.9
Savings deposits	57,928	6.7	72,750	9.6
Time deposits (more than $100,000)	159,079	18.4	173,898	22.9
Time deposits ($100,000 or less)	24,436	2.8	28,640	3.8
Total interest-bearing	591,661	68.5	538,262	71.0
Total deposits	$863,669	100.0%	$757,483	100.0%

The following table summarizes our average deposit balances and weighted average rates for the nine-month period ending September 30, 2020 and year ended December 31, 2019:

	For the Nine Months Ended September 30,		For the Year Ended December 31,
	2020		2019
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$256,429	0.00%	$192,562	0.00%
Interest-bearing:
NOW	153,653	0.89	95,694	1.83
Money market	152,092	0.84	132,265	1.83
Savings	60,417	0.63	67,617	1.30
Time	208,650	1.77	208,375	2.14
Total interest-bearing	574,812	1.17	503,951	1.89
Total deposits	$831,241	0.81%	$696,513	1.37%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of September 30, 2020 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits ($100,000 or less)	$4,436	$6,791	$8,407	$7,902	$27,536
Time deposits (more than $100,000)	29,764	34,022	55,497	36,696	155,979
Total time deposits	$34,200	$40,813	$63,904	$44,598	$183,515

	As of December 31, 2019 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits ($100,000 or less)	$6,998	$5,024	$8,387	$8,231	$28,640
Time deposits (more than $100,000)	52,048	34,126	49,700	38,024	173,898
Total time deposits	$59,046	$39,150	$58,087	$46,255	$202,538

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

As of September 30, 2020, we had no unsecured fed funds lines with correspondent depository institutions with no amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $65.3 million as of September 30, 2020 and $71.7 million as of December 31, 2019.

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

As of September 30, 2020, the Bank was in compliance with all applicable regulatory requirements and categorized as “well-capitalized” under the prompt corrective action frame work.  There have been no conditions or events since September 30, 2020 that management believes would change this classification.

The table below presents our applicable capital requirements, as well as our capital ratios as of September 30, 2020 and December 31, 2019. The Company exceeded all regulatory capital requirements and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. As of September 30, 2020, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

	Actual		With Capital Conservation Buffer		Minimum To be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2020:
Total capital to risk-weighted assets
Company	$113,695	14.09%	$84,723	10.50%	N/A	N/A
Bank	113,640	14.10	84,615	10.50	80,586	10.00%
Tier 1 capital to risk-weighted assets
Company	103,596	12.84	68,585	8.50	N/A	N/A
Bank	103,554	12.85	68,498	8.50	64,469	8.00
CET 1 capital to risk-weighted assets
Company	103,596	12.84	56,482	7.00	N/A	N/A
Bank	103,554	12.85	56,410	7.00	52,381	6.50
Tier 1 leverage ratio
Company	103,596	10.72	N/A	N/A	N/A	N/A
Bank	103,554	10.72	N/A	N/A	48,289	5.00

	Actual		With Capital Conservation Buffer		Minimum To be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2019:
Total capital to risk-weighted assets
Company	$105,137	15.25%	$72,393	10.50%	N/A	N/A
Bank	106,148	15.42	72,287	10.50	68,845	10.00%
Tier 1 capital to risk-weighted assets
Company	97,291	14.11	58,604	8.50	N/A	N/A
Bank	98,302	14.28	58,518	8.50	55,076	8.00
CET 1 capital to risk-weighted assets
Company	97,291	14.11	48,262	7.00	N/A	N/A
Bank	98,302	14.28	48,192	7.00	44,749	6.50
Tier 1 leverage ratio
Company	97,291	11.53	N/A	N/A	N/A	N/A
Bank	98,302	11.65	N/A	N/A	42,241	5.00

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased to $105.2 million as of September 30, 2020, compared to $100.1 million as of December 31, 2019. The increases were driven by retained capital from net income during the periods.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of September 30, 2020, and December 31, 2019:

	Payments Due as of September 30, 2020
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$680,154	$—	$—	$—	$680,154
Time deposits	138,917	43,633	965	—	183,515
Borrowings	—	—	—	—	—
Operating lease commitments	536	451	83	—	1,070
Total contractual obligations	$819,607	$44,084	$1,048	$—	$864,739

	Payments Due as of December 31, 2019
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$554,945	$—	$—	$—	$554,945
Time deposits	156,283	44,310	1,945	—	202,538
Borrowings	—	—	—	—	—
Operating lease commitments	623	845	49	—	1,517
Total contractual obligations	$711,851	$45,155	$1,994	$—	$759,000

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

The following table summarizes commitments as of the dates presented.

	As of September 30, 2020	As of December 31, 2019
	(Dollars in thousands)
Commitments to extend credit	$191,479	$191,459
Standby letters of credit	860	3,338
Total	$192,339	$194,797

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of our consolidated unaudited financial statements as of September 30, 2020.

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

Goodwill and Intangibles

Goodwill from an acquisition is the value attributable to unidentifiable intangible elements acquired. At a minimum, annual evaluation of the value of goodwill is required. Management evaluated the carrying value of our goodwill as of September 30, 2020 and December 31, 2019.  During the period ended September 30, 2020, the economic stress and market volatility resulting from the COVID-19 pandemic resulted in a substantial decrease in our stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim goodwill impairment qualitative analysis which resulted in no impairment charge for the period ended September 30, 2020. Refer to Note 1, Nature of Operations and Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included elsewhere in this report for additional information.

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

ITEM 4.

Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2020 of our disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, such controls.

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

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth our market repurchases of Bank7 Corp. common stock and the Bank7 common shares retained in connection with net settlement of restricted stock awards during the nine months ended September 30, 2020. On September 5, 2019, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s common stock. On March 13, 2020, the Company’s Board of Directors approved a 500,000 share expansion to the existing stock repurchase program, for a total of 1,000,000 shares authorized under the program. The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase programs do not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under these programs will be retired subsequent to acquisition. During the nine months ended September 30, 2020, there were 835,254 shares purchased under the programs with 164,746 shares remaining under the Board-authorized stock repurchase program.

	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares That May Yet be Purchased Under the Program
	(Dollars in thousands, except per share data)
January 1, 2020 to January 31, 2020	—	—	—
February 1, 2020 to February 29, 2020	—	—	—
March 1, 2020 to March 31, 2020	793,094	$8.59	206,906
April 1, 2020 to April 30, 2020	28,395	$7.28	178,511
May 1, 2020 to May 31, 2020	9,765	$9.69	168,746
June 1, 2020 to June 30, 2020	—	—	168,746
July 1, 2020 to July 31, 2020	—	—	168,746
August 1, 2020 to August 31, 2020	—	—	168,746
September 1, 2020 to September 30, 2020	4,000	$8.96	164,746
For the Nine Months Ended September 30, 2020	835,254	$8.56	164,746

ITEM 6.

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

BANK7 CORP.

DATED:	November 16, 2020	By: /s/ Thomas L. Travis
Thomas L. Travis
President and Chief Executive Officer

DATED:	November 16, 2020	By: /s/ Kelly J. Harris
Kelly J. Harris
Senior Vice President and Chief Financial Officer