Form 10-K
period 2020-12-31
Bank7 Corp.
filed 2021-03-25
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

As of June 30, 2020, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $31,303,776 based on the closing sale price as reported on the NASDAQ Global Market Select System.

As of March 22, 2021, the registrant had 9,049,422 shares of common stock, par value $0.01, outstanding.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 20, 2021 are incorporated into Part III of this Annual Report on Form 10-K.

i

Item 1.   Business

Company Overview

We are Bank7 Corp., a bank holding company headquartered in Oklahoma City, Oklahoma. Through our wholly-owned subsidiary, Bank7, we operate nine full-service branches in Oklahoma, the Dallas/Fort Worth metropolitan area and Kansas. We were formed in 2004 in connection with our acquisition of First National Bank of Medford, which was renamed Bank7 (the “Bank”).  We are focused on serving business owners and entrepreneurs by delivering fast, consistent and well-designed banking solutions. As of December 31, 2020, we had total assets of $1.0 billion, total loans of $836.6 million, total deposits of $905.5 million and total shareholders’ equity of $107.3 million.

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

We have a particular focus in the following loan categories (i) commercial real estate lending, (ii) hospitality lending, (iii) energy lending, and (iv) commercial and industrial lending.  We also provide consumer lending services to individuals for personal and household purposes, including secured and unsecured term loans and home improvement loans.  Consumer lending services include (i) residential real estate loans and mortgage banking services, (ii) personal lines of credit, (iii) loans for the purchase of automobiles, and (iv) other installment loans.

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

Organic Growth

Much of our historic asset growth has been driven organically and within our current markets. In particular the Dallas/Fort Worth metropolitan area, Oklahoma City, and Tulsa, where we recently opened a full-service branch, contain ample opportunities for us to grow our customer base and increase our loans and deposits. Although our expansion with brick and mortar branches will be limited, we believe operating strategically placed branches will be important, and therefore we will continue to selectively build our presence in key markets. We also intend to continually enhance our internet and mobile banking products to remain competitive in the marketplace.

Markets

We are headquartered in Oklahoma City, Oklahoma, and we operate four additional branches in Oklahoma. We also operate two branches in the Dallas/Fort Worth metropolitan area and two branches in Kansas.

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

Human Capital

Our corporate culture is defined by core values which include integrity, accountability, professionalism, community-focused and efficiency. We value our employees by investing in competitive compensation and benefit packages and fostering a team environment centered on professional service and open communication. Attracting, retaining and developing qualified, engaged employees who embody these values are crucial our success. We offer all of our employees a comprehensive benefits package that includes medical, dental and vision insurance, a flexible spending plan, group life insurance, short-term and long-term disability insurance, a traditional 401(k) Plan, competitive paid time off/paid holidays, and competitive incentives.

We are committed and focused on the health and safety of our employees, customers, and communities and are committed to providing a safe and secure work environment in accordance with applicable labor, safety, health, anti-discrimination and other workplace laws. We strive for all of our employees to feel safe at work. To that end, we maintain a whistleblower hotline that allows associates and others to anonymously voice concerns. We prohibit retaliation against an individual who reported a concern or assisted with an inquiry or investigation.

The COVID-19 pandemic presented challenges to maintain employee and customer safety while continuing to be open for business. Accordingly, we launched a proactive response to the escalating COVID-19 outbreak that included securing and distributing the necessary PPE to all locations, enacting all applicable government-mandated/CDC-recommended guidelines for safe social distancing (including the installation of plexiglass barriers, floor spacing markers and hand-sanitizer stations), and increasing emphasis on facility cleaning.

Supervision and Regulation

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

Regulatory Capital Requirements

The federal banking agencies require that banking organizations meet several risk-based capital adequacy requirements. The current risk-based capital standards applicable to the Company and the Bank are based on the Basel III Capital Rules established by the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments.

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

The Basel III Capital Rules also require a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios.  Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer) are subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers based on the amount of the shortfall.

As of December 31, 2020, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

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

As of December 31, 2020, the Bank met the requirements for being deemed “well-capitalized” for purposes of the prompt corrective action regulations.

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

Bank holding companies must consult with the Federal Reserve before redeeming any equity or other capital instrument included in Tier 1 or Tier 2 capital (or, for small bank holding companies like the Company, before redeeming any instruments included in equity as defined under GAAP) prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization’s capital base. In addition, bank holding companies are unable to repurchase shares equal to 10% or more of its net worth if it would not be well-capitalized (as defined by the Federal Reserve) after giving effect to such repurchase. Bank holding companies experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the Federal Reserve before redeeming or repurchasing common stock or other regulatory capital instruments.

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

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. The amount of such premiums is determined by multiplying the institution’s assessment rate by its assessment base. The assessment base is based on the institution’s risk classification which is assigned based on the institution’s capital levels and the level of supervisory concern the institution poses to the regulators. The assessment rate is calculated as the institution’s average consolidated total assets minus average tangible equity.

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

Examination Assessments. Oklahoma-chartered banks are required to pay an annual fee of $1,000 to the OBD to fund its operations. In addition, Oklahoma-chartered banks are charged an examination assessment calculated based on the amount of the Bank’s assets at rates established by the Oklahoma Banking Board. During the year ended December 31, 2020, the Bank paid examination assessments to the OBD totaling $126,000.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2020.

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

Loans to Directors, Executive Officers and Principal Shareholders. The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under the Federal Reserve’s Regulation O, as well as the Sarbanes-Oxley Act. These statutes and regulations impose limits the amount of loans the Bank may make to directors and other insiders and require that the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank, that the Bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with the Company or the Bank; and that the loans must not involve a greater than normal risk of non-payment or include other features not favorable to the Bank. Furthermore, the Bank must periodically report all loans made to directors and other insiders to the bank regulators. As of December 31, 2020, the Bank had no lines of credit for loans to insiders and no loans outstanding to insiders.

Limits on Loans to One Borrower. As an Oklahoma state-chartered bank, the Bank is subject to limits on the amount of loans it can make to one borrower. With certain limited exceptions, loans and extensions of credit from Oklahoma state-chartered banks outstanding to any borrower (including certain related entities of the borrower) at any one time may not exceed 30% of the capital, less intangible assets, of the bank. An Oklahoma state-chartered bank may lend an additional amount if the loan is fully secured by certain types of collateral, like bonds or notes of the United States. Certain types of loans are exempted from the lending limits, including loans secured by segregated deposits held by the bank. The Bank’s legal lending limit to any one borrower was $34.6 million as of December 31, 2020.

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

Branching Authority. New branches must be approved by the Federal Reserve and the OBD, which consider a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate power. The Dodd-Frank Act permits insured state banks to engage in interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by a bank in such state. Finally, we may also establish banking offices in other states by merging with banks or by purchasing banking offices of other banks in other states, subject to certain restrictions.

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

Federal Banking Agency Incentive Compensation Guidance

The federal bank regulatory agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (1) balanced risk-taking incentives; (2) compatibility with effective controls and risk management; and (3) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, the Basel III capital rules limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. Although the federal bank regulatory agencies proposed additional rules in 2016 related to incentive compensation for all banks with more than $1.0 billion in assets, which would include the Company and the Bank, those rules have not been finalized and the scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.

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

Our business is affected by the economy of Oklahoma, the Dallas/Fort Worth metropolitan area and Kansas, our primary markets. Our success depends to a significant extent upon the business activity, population, income levels, employment trends, deposits and real estate activity in these markets. The Oklahoma economy has been generally steady, if not increasing, in the past few years. The housing market remains strong with prices having increased through 2020. Vacancy rates for commercial properties remain low and small business owners are increasingly considering bank borrowings in order to grow.  However, in early March 2020, the economic outlook changed dramatically due to multiple events, including:  the COVID-19 virus, possible supply chain disruption, an increasing risk of recession, and in some cases, fear of the unknown.

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

The energy industry is a significant sector in our Oklahoma market, and to a lesser extent, Kansas and the Dallas/Fort Worth metropolitan area. A downturn or lack of growth in the energy industry and energy-related business, including sustained low oil or gas prices or the failure of oil or gas prices to rise in the future, could adversely affect our business, financial condition and results of operations. As of December 31, 2020, our energy loans, which include loans to exploration and production companies, midstream companies, purchasers of mineral and royalty interests and service providers totaled $101.9 million, or 12.1% of total loans, as compared to $102.1 million, or 14.4% of total loans as of December 31, 2019. In addition to our direct exposure to energy loans, we also have indirect exposure to energy prices, as some of our non-energy customers' businesses are directly affected by volatility with the oil and gas industry and energy prices and otherwise are dependent on energy-related businesses. As of December 31, 2020, we had $10.7 million in unfunded commitments to borrowers in the oil and gas industry. We expect prolonged depressed pricing pressure on oil and gas to lead to increased credit stress in our energy portfolio, increased losses associated with our energy portfolio, increased utilization of our contractual obligations to extend credit and weaker demand for energy lending. General uncertainty resulting from continued volatility could have other adverse impacts, such as job losses in industries tied to energy, decreased spending habits, lower borrowing needs, higher transaction deposit balances or a number of other effects that are difficult to isolate or quantify, particularly in markets with significant dependence on the energy industry like Oklahoma, and to a lesser extent Kansas and the Dallas/Fort Worth metropolitan area, all of which could have an adverse effect on our business, financial condition and results of operations.

We have credit exposure to the hospitality industry.

The Company has loan exposure to the hospitality industry, primarily through loans made to construct or finance the operation of hotels. At December 31, 2020, this exposure was approximately $194.3 million, or 23.2%, of the total loan portfolio, along with an additional $65 million in unfunded debt, as compared to $167 million, or 23.6%, of the total loan portfolio, along with an additional $39.4 million in unfunded debt as of December 31, 2019. The hospitality industry is subject to changes in the travel patterns of business and leisure travelers, both of which are affected by the strength of the economy, as well as other factors. The performance of the hospitality industry has traditionally been closely linked with the performance of the general economy and, specifically, growth in gross domestic product. Changes in travel patterns of both business and leisure travelers, particularly during periods of economic contraction or low levels of economic growth, may create difficulties for the industry over the long-term. Although we have made a large portion of our hospitality loans to long-term, well-established hotel operators in strategic locations, a general downturn in the supply growth of such markets or hotel occupancy or room rates could negatively impact the borrowers’ ability to repay. A significant loss in this portfolio could materially and adversely affect the Company’s financial condition and results of operations.  Our customers in the hospitality industry may be particularly susceptible to a material decline in revenues resulting from decreased travel and leisure activities following the outbreak of COVID-19.

The continued economic impacts of the coronavirus ("COVID-19") could adversely affect our business activities, financial condition and results of operations.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. Beginning in early 2020, COVID-19 spread across the world, including the U.S. The spread of COVID-19 caused severe disruptions in the U.S. economy, regional quarantines, business shutdowns, high unemployment, disruptions to supply chains, and overall economic instability.  The pandemic’s ultimate impact on our business will depend on highly uncertain and unpredictable future developments, including the magnitude and duration of the pandemic and actions taken by governmental authorities in response to the pandemic, particularly within our geographic footprint. The pandemic and resultant governmental action have severely restricted economic activity and resulted in a general deterioration in economic conditions.  Many businesses saw a steep decline in revenue and have endured temporary closures or are operating at reduced capacities, some of which are our borrowers.   The pandemic’s impact on our customer’s businesses has resulted in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses and such effects may continue if the economy continues to worsen or more clients draw on their lines of credit or seek additional loans to help finance their businesses.

Additionally, the COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. Market interest rates declined significantly in March 2020 and have remained at lower rates throughout 2020 into 2021. On March 3, 2020, the 10-year Treasury yield fell below 1.00% for the first time, and the Federal Reserve reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. On March 15, 2020, the Federal Reserve further reduced the target federal funds rate by 100 basis points to 0.00% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. The Federal Reserve reduced the interest that it pays on excess reserves from 1.60% to 1.10% on March 3, 2020, and then to 0.10% on March 15, 2020. These prolonged reductions in interest rates, have adversely affected our net interest income and margins and our profitability.

These negative economic conditions have negatively impacted our financial results and are expected to have a continued adverse effect on our business, including adversely impacting the demand for our products and services, our net interest income and our liquidity and regulatory capital requirements.

We have a concentration in commercial real estate lending that could cause our regulators to restrict our ability to grow.

As a part of their regulatory oversight, the federal regulators have issued guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices, or the CRE Concentration Guidance, with respect to a financial institution’s concentrations in CRE lending activities. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of total capital; or (2) total CRE loans as defined in this guidance, or Regulatory CRE, represent 300% or more of total capital, and the institution’s Regulatory CRE has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidance, loans secured by owner occupied CRE are not included for purposes of the CRE concentration calculation. As of December 31, 2020, our Regulatory CRE represented 343.8% of our total Bank capital and our construction, land development and other land loans represented 93.5% of our total Bank capital, as compared to 322.6% and 66.3% as of December 31, 2019, respectively. During the prior 36-month period, our Regulatory CRE has increased 87.3%. We are actively working to manage our Regulatory CRE concentration, and we believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance. We have implemented enhanced CRE monitoring techniques as expected by banking regulators as our concentrations have approached or exceeded the regulatory guidance. Nevertheless, the Federal Reserve could become concerned about our CRE loan concentrations, and it could limit our ability to grow by restricting its approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities, or by requiring us to raise additional capital, reduce our loan concentrations or undertake other remedial actions.

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

As of December 31, 2020, we had approximately $829 million of commercial purpose loans, which include general commercial, energy, agricultural, and CRE loans, representing approximately 98.8% of our gross loan portfolio. Commercial purpose loans are often larger and involve greater risks than other types of lending. Because payments on these loans are often dependent on the successful operation or development of the property or business involved, their repayment is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy.

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

As of December 31, 2020, our 20 largest borrowing relationships ranged from approximately $13 million to $31.6 million (including unfunded commitments) and totaled approximately $363.4 million in total commitments (representing, in the aggregate, 34.7% of our total outstanding commitments as of December 31, 2020). Of these 20 relationships, $235.6 million were originated from the Oklahoma market, with the remaining $127.7 million extended to borrowers located in the Dallas/Fort Worth metropolitan area. Each of the loans associated with these relationships has been underwritten in accordance with our underwriting policies and limits. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this concentration of borrowers presents a risk that, if one or more of these relationships were to become delinquent or suffer default, we could be exposed to material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if these loans are adequately collateralized, an increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.

At December 31, 2020, our 20 largest deposit relationships accounted for 33.6% of our total deposits. Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of withdrawals of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, which would adversely affect our results of operations. Under applicable regulations, if the Bank were no longer “well capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC.

A substantial portion of our loan portfolio consists of loans maturing within one year, and there is no guarantee that these loans will be replaced upon maturity or renewed on the same terms or at all.

As of December 31, 2020, approximately 43.2% of our gross loans were maturing within one year, compared to approximately 41.7% of our gross loans that were maturing within one year as of December 31, 2019. As a result, we will either need to renew or replace these loans during the course of the year. There is no guarantee that these loans will be originated or renewed by borrowers on the same terms or at all, as demand for such loans may decrease. Furthermore, there is no guarantee that borrowers will qualify for new loans or that existing loans will be renewed by us on the same terms or at all, as collateral values may be insufficient or the borrowers’ cash flow may be materially less than when the loan was initially originated. This could result in a significant decline in the size of our loan portfolio.

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

One of our senior loan officers is responsible for a material portion of our loan originations and the loss of such officer could adversely affect our business, financial condition and results of operation.

Since joining the Bank in August 2015, one senior loan officer in the Dallas/Fort Worth metropolitan area, has originated 24.1% of our total loan portfolio as of December 31, 2020.  This senior loan officer is subject to a noncompetition agreement but the loss of his expertise and ability, could have an adverse impact on our business, financial condition and results of operations.

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

As of December 31, 2020, approximately $693.4 million, or 76.6%, of our deposits consisted of demand, savings, money market and negotiable order of withdrawal, or NOW, accounts. Approximately $212.2 million of the remaining balance of deposits consists of certificates of deposit, of which approximately $164.8 million, or 18.2% of our total deposits, was due to mature within one year. Based on our experience, we believe that our savings, money market and non-interest-bearing accounts are relatively stable sources of funds. Historically, a majority of non-brokered certificates of deposit are renewed upon maturity as long as we pay competitive interest rates. Many of these customers are, however, interest-rate conscious and may be willing to move funds into higher-yielding investment alternatives. Our ability to attract and maintain deposits, as well as our cost of funds, has been, and will continue to be significantly affected by general economic conditions. In addition, as market interest rates rise, we will have competitive pressure to increase the rates we pay on deposits. If we increase interest rates paid to retain deposits, our earnings may be adversely affected.

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

We conduct a portion of our business over the internet. We rely heavily upon data processing, including loan servicing and deposit processing, software, communications and information systems from a number of third parties to conduct our business.  As a bank, we are more likely to be targeted by cyber-attacks in an effort to unlawfully access customer funds or customer personally identifiable information.

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

Our principal shareholders (collectively, the “Haines Family Trusts”) have the benefit of certain registration rights covering all of their shares of our common stock pursuant to the registration rights agreement that we entered into with the Haines Family Trusts in connection with our initial public offering. Sales of a substantial number of these shares in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline or to be lower than it might otherwise be. In addition, as of December 31, 2020 approximately 70.3% of our outstanding common stock is beneficially owned by our principal shareholders, executive officers and directors. The substantial amount of common stock that is owned by and issuable to our principal shareholders, executive officers and directors may adversely affect our share price, our share price volatility and the development and persistence of an active and liquid trading market. The sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

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

As of December 31, 2020, the Haines Family Trusts control approximately 63.7% of our common stock. So long as the Haines Family Trusts continue to control more than 50% of our outstanding shares of common stock, they will have the ability, if they vote in the same manner, to determine the outcome of all matters requiring shareholder approval, including the election of directors, the approval of mergers, material acquisitions and dispositions and other extraordinary transactions, and amendments to our certificate of incorporation, bylaws and other corporate governance documents. In addition, this concentration of ownership may delay or prevent a change in control of our Company and make some transactions more difficult or impossible without the support of the Haines Family Trusts. The Haines Family Trusts also have certain rights, such as registration rights, that our other shareholders do not have. In any of these matters, the interests of the Haines Family Trusts may differ from or conflict with our interests as a company or the interests of other shareholders. Accordingly, the Haines Family Trusts could influence us to enter into transactions or agreements that other shareholders would not approve or make decisions with which other shareholders may disagree.

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

The Company paid quarterly dividends of $0.10 per share with respect to each of the first three quarters of 2020, increasing to $0.11 per share in the fourth quarter. The Company currently expects to continue quarterly dividends of $0.11 per share in the future. Any future determination to pay dividends and the amount of such dividends on the Company’s common stock will be made by its Board of Directors and will depend on a number of factors, including

•	historical and projected financial condition, liquidity and results of operations;

•	the Company’s capital levels and requirements;

•	statutory and regulatory prohibitions and other limitations;

•	any contractual restriction on the Company’s ability to pay cash dividends, including pursuant to the terms of any of its credit agreements or other borrowing arrangements;

•	business strategy;

•	tax considerations;

•	any acquisitions or potential acquisitions;

•	general economic conditions; and

•	other factors deemed relevant by the Board of Directors.

The table below sets forth our market repurchases of Bank7 Corp. common stock during the three months ended December 31, 2020.

	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares That May Yet be Purchased Under the Program
	(Dollars in thousands, except per share data)
October 1, 2020 to October 31, 2020	150,400	$9.45	764,346
November 1, 2020 to November 30, 2020	46,524	$9.25	717,822
December 1, 2020 to December 31, 2020	—	—	717,822
For the Three Months Ended December 31, 2020	196,924	$9.43	717,822

Set forth below is information as of December 31, 2020 regarding equity compensation plans. The plan that has been approved by the shareholders is the 2018 Equity Incentive Plan.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by shareholders	303,250	$18.48	694,750
Equity compensation plans not approved by shareholders	––	––	––

COMPANY PERFORMANCE

Presented below is a line graph which compares the percentage in the cumulative total return on the Company’s Common Stock to the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the NASDAQ Bank Stock Index. The period presented is from September 24, 2018 through December 31, 2020. The graph assumes an investment on September 24, 2018 of $100 in the Company’s Common Stock and in each index, and that any dividends were reinvested. The values presented for each year during the period represent the cumulative market values of the respective investment. The performance graph represents past performance and should not be considered to be an indication of future performance.

Item 6.   Selected Financial Data

The following table sets forth selected historical consolidated financial and operating data as of and for the years ended December 31, 2020, 2019, and 2018. Selected financial data as of and for the years ended December 31, 2020, 2019 and 2018 has been derived from our audited consolidated financial statements included elsewhere in this report.

You should read the following financial data in conjunction with the other information contained in this report, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the financial statements and related notes included elsewhere in this report.

	As of or for the Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share data)
Income Statement Data:
Total interest income	$53,314	$51,709	$46,800
Total interest expense	6,153	9,516	7,169
Net interest income	47,161	42,193	39,631
Provision for loan losses	5,350	-	200
Total noninterest income	1,665	1,308	1,331
Total noninterest expense	17,592	28,432	14,965
Provision for income taxes	6,618	6,844	797
Net income	19,266	8,225	25,000
Balance Sheet Data:
Cash and due from banks	$153,901	$117,128	$128,090
Total loans	836,613	707,304	599,910
Allowance for loan losses	9,639	7,846	7,832
Total assets	1,016,669	866,392	770,511
Interest-bearing deposits	658,945	538,262	474,744
Noninterest-bearing deposits	246,569	219,221	201,159
Total deposits	905,514	757,483	675,903
Total shareholders’ equity	107,319	100,126	88,466

The following table sets forth selected ratios as of and for the years ended December 31, 2020, 2019 and 2018. The performance, asset quality and capital ratios are unaudited and derived from our audited financial statements as of and for the periods presented. Average balances are unaudited and have been calculated using daily averages.

	As of or for the Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share data)
Share and Per Share Data:
Earnings per share (basic)	$2.05	$0.81	$3.08
Earnings per share (diluted)	2.05	0.81	3.03
Dividends per share	0.41	0.60	7.71
Book value per share	11.87	9.96	8.68
Tangible book value per share(1)	11.69	9.78	8.49
Weighted average common shares outstanding–basic	9,378,769	10,145,032	8,105,856
Weighted average common shares outstanding–diluted	9,379,154	10,147,311	8,237,638
Shares outstanding at end of period	9,044,765	10,057,506	10,187,500
Selected Ratios:
Return on average:
Assets	2.03%	1.03%	3.53%
Shareholders’ equity	18.82	8.42	33.01
Yield on earning assets	5.67	6.55	6.48
Yield on loans	6.37	7.58	7.58
Yield on loans (excluding loan fee income)(1)	5.76	6.88	6.71
Cost of funds	0.73	1.37	1.11
Cost of interest-bearing deposits	1.05	1.89	1.52
Cost of total deposits	0.73	1.37	1.08
Net interest margin	5.01	5.35	5.49
Net interest margin (excluding loan fee income)(1)	4.48	4.78	4.78
Noninterest expense to average assets	1.85	3.56	2.05
Efficiency ratio	36.03	65.39	37.04
Loans to deposits	92.39	93.38	88.76
Credit Quality Ratios:
Nonperforming assets to total assets	1.63%	0.38%	0.35%
Nonperforming assets to total loans and OREO	1.98	0.47	0.45
Nonperforming loans to total loans	1.98	0.47	0.44
Allowance for loan losses to nonperforming loans	58.29	235.40	299.50
Allowance for loan losses to total loans	1.15	1.11	1.31
Net charge-offs to average loans	0.432	-0.002	0.004
Capital Ratios (Bank) (2):
Tangible equity to tangible assets	10.42	11.37	11.25
Common equity tier 1 capital ratio	13.51	14.28	14.78
Tier 1 leverage ratio	10.78	11.65	11.26
Tier 1 risk-based capital ratio	13.51	14.28	14.78
Total risk-based capital ratio	14.75	15.42	16.03
Capital Ratios (Company):
Total shareholders’ equity to total assets	10.56%	11.56%	11.48%
Common equity tier 1 capital ratio	13.50	14.11	14.61
Tier 1 leverage ratio	10.78	11.53	11.13
Tier 1 risk-based capital ratio	13.50	14.11	14.61
Total risk-based capital ratio	14.73	15.25	15.86

	As of or for the Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share data)
Share and Per Share Data:
Earnings per share (basic) – S Corp(1)	$2.76	$1.48	$3.18
Earnings per share (basic) – C Corp(1)	2.05	0.81	2.48
Earnings per share (diluted) – S Corp(1)	2.76	1.48	3.13
Earnings per share (diluted) – C Corp(1)	2.05	0.81	2.44
Dividends per share	0.41	0.60	7.71
Book value per share	11.87	9.96	8.68
Tangible book value per share(2)	11.69	9.78	8.49
Weighted average common shares outstanding–basic	9,378,769	10,145,032	8,105,856
Weighted average common shares outstanding–diluted	9,379,154	10,147,311	8,238,753
Shares outstanding at end of period	9,044,765	10,057,506	10,187,500
Selected Ratios:
Return on average:
Assets – S Corp(1)	2.73%	1.88%	3.53%
Assets – C Corp(1)	2.03	1.03	2.75
Shareholders’ equity – S Corp(1)	25.29	15.44	33.01
Shareholders’ equity – C Corp(1)	18.82	8.42	25.69
Yield on earnings assets	5.67	6.55	6.48
Yield on loans	6.37	7.58	7.58
Yield on loans (excluding loan fee income)(2)	5.76	6.88	6.71
Cost of funds	0.73	1.37	1.11
Cost of interest-bearing deposits	1.05	1.89	1.52
Cost of total deposits	0.73	1.37	1.08
Net interest margin	5.01	5.35	5.49
Net interest margin (excluding loan fee income)(2)	4.48	4.78	4.78
Noninterest expense to average assets	1.85	3.56	2.05
Efficiency ratio	36.03	65.39	37.04
Loans to deposits	92.39	93.38	88.76
Credit Quality Ratios:
Nonperforming assets to total assets	1.63%	0.38%	0.35%
Nonperforming assets to total loans and OREO	1.98	0.47	0.45
Nonperforming loans to total loans	1.98	0.47	0.43
Allowance for loan losses to nonperforming loans	58.29	235.40	299.50
Allowance for loan losses to total loans	1.15	1.11	1.31
Net charge-offs to average loans	0.432	-0.002	-0.004
Capital Ratios:
Total shareholders’ equity to total assets	10.56%	11.56%	11.48%
Tangible equity to tangible assets(2)	10.42	11.37	11.25
Common equity tier 1 capital ratio(3)	13.51	14.28	14.78
Tier 1 leverage ratio(3)	10.78	11.65	11.26
Tier 1 risk-based capital ratio(3)	13.51	14.28	14.78
Total risk-based capital ratio(3)	14.75	15.42	16.03

(1)
Represents a non-GAAP financial measure. For 2018, C Corp amounts were calculated based on a combined effective tax rate of 22.19% as if we had been a C Corp for the full year. For 2019 and 2020, S Corp amounts were calculated using an effective tax rate of 0% as if we had been an S Corp for the full year.

(2)
Represents a non-GAAP financial measure. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a reconciliation of these measures to their most comparable GAAP measures.

(3)	Ratios are based on Bank level financial information rather than consolidated information.

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

	As of December 31,
	2020	2019	2018
	(Dollars in thousands, except per share data)
Tangible Shareholders’ Equity:
Total shareholders’ equity	$107,319	$100,126	$88,466
Adjustments:
Goodwill and other intangibles	(1,583)	(1,789)	(1,995)
Tangible shareholders’ equity	$105,736	$98,337	$86,471

Tangible Assets:
Total assets	$1,016,669	$866,392	$770,511
Adjustments:
Goodwill and other intangibles	$(1,583)	$(1,789)	$(1,995)
Tangible assets	$1,015,086	$864,603	$768,516
End of period common shares outstanding	9,044,765	10,057,506	10,187,500
Book value per share	$11.87	$9.96	$8.68
Tangible book value per share	$11.69	$9.78	$8.49
Total shareholders’ equity to total assets	10.56%	11.56%	11.48%
Tangible shareholders’ equity to tangible assets	10.42%	11.37%	11.25%

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

	As of or for the Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Loan interest income (excluding loan fee income):
Interest income on loans, including loan fee income	$52,450	$48,200	$44,279
Adjustments:
Loan fee income	(5,035)	(4,443)	(5,121)
Interest income on loans (excluding loan fee income)	$47,415	$43,757	$39,158

Average total loans	$823,228	$636,274	$584,003
Yield on loans	6.37%	7.58%	7.58%
Yield on loans (excluding loan fee income)	5.76%	6.88%	6.71%

Net interest margin (excluding loan fee income):
Net interest income	$47,161	$42,193	$39,631
Adjustments:
Loan fee income	(5,035)	(4,443)	(5,121)
Net interest income (excluding loan fee income)	$42,126	$37,750	$34,510

Average interest-earning assets	$940,890	$789,009	$721,935
Net interest margin	5.01%	5.35%	5.49%
Net interest margin (excluding loan fee income)	4.48%	4.78%	4.78%

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

	For the Year Ended December 31,
	2020	2019	$ Change	% Change
(Dollars in thousands)
Pro Forma Net Income
Total Interest Income	$53,314	$51,709	$1,605	3.10%
Total Interest Expense	6,153	9,516	(3,363)	(35.34%)
Net Interest Margin	47,161	42,193	4,968	11.77%
Provision for Loan Losses	$5,350	$-	$5,350
Total Noninterest Income	$1,665	$1,308	$357	27.26%

Total Noninterest Expense	$17,592	$28,432	$(10,840)	(38.13%)
Stock Transfer Compensation Expense (1)	--	(11,796)	11,796	--
Pro Forma Noninterest Expense	$17,592	$16,636	$956	5.75%

Pro Forma Pre-Tax Income	$25,884	$26,866	$(982)	(3.65%)

Pro Forma Income Tax Expense	$6,618	$6,836	$(218)	(3.19%)

Pro Forma Net After-Tax Income	$19,266	$20,030	$(764)	(3.81%)

(1)	Compensation expense includes $168,000 in payroll taxes.

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

•      changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters, including the policies of the Federal Reserve and as a result of initiatives of the Trump administration; and

•      other factors that are discussed in the section entitled “Risk Factors,” beginning on page 11.

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

As of December 31, 2020, we had total assets of $1.0 billion, total loans of $836.6 million, total deposits of $905.5 million and total shareholders’ equity of $107.3 million.  In September 2018, in conjunction with our initial public offering, the Company terminated its status as an S Corporation and elected to be treated as a C Corporation.  As this termination occurred at the end of the third quarter, we have presented information as pre-tax and pro forma numbers in the non-GAAP reconciliation below.

The U.S. economy experienced widespread volatility throughout 2020 as a result of the COVID-19 pandemic and government responses to the pandemic. Economic condition declined rapidly and significantly following the initial widespread U.S. outbreak in March and April of 2020. Federal stimulus was quickly passed in the form of the CARES Act and the economy rebounded significantly in the second half of 2020. In an emergency measure aimed at dampening the economic impact of COVID-19, the Federal Reserve lowered the target for the federal funds rate to a range of between zero to 0.25% effective on March 16, 2020 where it remained through the end of 2020. This action by the Federal Reserve followed a prior reduction of the targeted federal funds rates to a range of 1.0% to 1.25% effective March 4, 2020.  This decline in interest rates led to new all-time low yields across the U.S. Treasury maturity curve.  In September 2020, the Federal Reserve (FED) indicated that it expects to maintain the targeted federal funds rate at current levels and expects that to last through 2023.  Although rates are at or near historical lows, it is possible the FED could force rates even lower, which could further negatively impact the net interest margins for the banking industry.

Net interest income is a key driver for our earnings, and is defined as the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits. Our bank has an asset sensitive Balance Sheet, therefore, our earnings are susceptible to lower rates because the interest income received on loans and other investments falls more quickly and to a larger degree than the interest rates paid on deposits.  Although we have implemented various strategies to mitigate the effects of lower interest rates, we have experienced a decrease in net interest income, and could possibly experience further degradation to our net interest margin.

Factors Affecting Comparability of Financial Results

S Corporation Status

Since our formation in 2004, until our initial public offering, we have elected to be taxed for U.S. federal income tax purposes as an S Corporation. As a result, our net income has not been subject to, and we have not paid, U.S. federal or state income taxes, and we have not been required to make any provision or recognize any liability for U.S. federal income tax in our financial statements. The consummation of our initial public offering resulted in the termination of our status as an S Corporation and in our taxation as a C Corporation for U.S. federal and state income tax purposes. Upon the termination of our status as an S Corporation, we commenced paying U.S. federal income tax on our pre-tax net income for each year (including the short year beginning on the date our status as an S Corporation terminated), and our financial statements reflect a provision for U.S. federal income tax. As a result of this change, the net income and earnings per share data presented prior to our conversion to a C Corporation in 2018, which do not include any provision for U.S. federal income tax, will not be comparable with our current net income and earnings per share, which is calculated by including a provision for U.S. federal and state income tax.

Furthermore, we have recognized deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of our existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of the change in tax rates resulting from becoming a C Corporation were recognized in income in the quarter the change took place. This difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases was recorded as a net deferred tax asset of $2 million (net of $13,000 uncertain tax liability) on our consolidated balance sheet as of December 31, 2020.

Pro Forma Income Tax Expense and Net Income

As a result of our status as an S Corporation, we had no U.S. federal income tax expense for the full year ended December 31, 2018, but rather only for the short year after conversion to C corporation status (as discussed earlier). The pro forma impact of being taxed as a C Corporation is illustrated in the following table:

	As of or for the year ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Before Taxes
Net income(1)	$25,884	$15,069	$25,797

Pro forma C Corporation
Combined effective income tax rate(2)	25.57%	45.42%	22.19%
Income tax provision	$6,618	$6,844	$5,720
Net income	19,266	8,225	20,077
Total shareholders’ equity	107,319	100,126	88,466
Earnings per share (basic)	2.05	0.81	2.48
Earnings per share (diluted)	2.05	0.81	2.44
Return on average:
Assets	2.03	1.03	2.75
Shareholders’ equity	18.82	8.42	25.69

(1)	A portion of our net income in each of these periods was derived from nontaxable investment income and other nondeductible expenses.

(2)
Based on a statutory federal income tax rate of 21%, 21% and 21%, for the years ended December 31, 2020, 2019 and 2018, respectively, plus the applicable statutory state income tax rate for each of the respective periods. State income tax was $1.6 million and $1.2 million, with an effective state tax rate of 4.9% and 4.4% for the years ended December 31, 2020 and 2019, respectively. State income tax expense would have been approximately $1.3 million for the year ended December 31, 2018 with an effective state tax rate of 4.9%

2020 Highlights

For the year ended December 31, 2020, we reported pre-tax net income of $25.9 million compared to pre-tax net income of $15.0 million for the year ended December 31, 2019. The increase was primarily related to compensation expense from the one-time, non-cash executive stock transaction in 2019.  For the year ended December 31, 2020, average loans totaled $823.2 million, an increase of $187.0 million or 29.4%, from December 31, 2019.  For the year ended December 31, 2020, loan yields, excluding loan fee income, were 5.76%, a decrease of 112 basis points from the same period in 2019 due to decreasing interest rates.  Loan yield excluding loan fee income is a non-GAAP measure. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” elsewhere in this report.

Pre-tax return on average assets and return on average equity was 2.73% and 25.29%, respectively for the year ended December 31, 2020, as compared to 1.88% and 15.44%, respectively, for the same period in 2019.  Our efficiency ratio for the year ended December 31, 2020 was 36.03% as compared to 65.39% for the year ended December 31, 2019. The decrease was due to compensation expense from the the one-time, non-cash executive stock transaction in 2019.

As of December 31, 2020, total loans were $836.6 million, an increase of $129.3 million, or 18.3%, from December 31, 2019. Total deposits were $905.5 million as of December 31, 2020, an increase of $148.0 million, or 19.5%, from December 31, 2019. Tangible book value per share was $11.69 as of December 31, 2020, an increase of $1.91, or 19.6%, from December 31, 2019. Tangible book value per share is a non-GAAP financial measure. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” elsewhere in this report.

Results of Operations

Years Ended December 31, 2020, December 31, 2019, and December 31, 2018

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

				For the Years Ended December 31,
	2020			2019			2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments(1)	$116,295	$828	0.71%	$151,434	$3,459	2.28%	$136,880	$2,521	1.84%
Investment securities(2)	$1,123	36	3.21%	$1,065	50	4.69%	$1,052	—	0.00%
Loans held for sale	$244	—	0.00%	$236	—	0.00%	$182	—	0.00%
Total loans(3)	$823,228	$52,450	6.37%	$636,274	$48,200	7.58%	$583,821	$44,279	7.58%
Total interest-earning assets	$940,890	$53,314	5.67%	$789,009	$51,709	6.55%	$721,935	$46,800	6.48%
Noninterest-earning assets	$8,067			$9,519			$8,629
Total assets	$948,957			$798,528			$730,564

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$377,519	$2,729	0.72%	$295,576	$5,057	1.71%	$240,881	$3,584	1.49%
Time deposits	$207,442	$3,424	1.65%	$208,375	$4,459	2.14%	$220,023	$3,410	1.55%
Total interest-bearing deposits	$584,961	$6,153	1.05%	$503,951	$9,516	1.89%	$460,904	$6,994	1.52%
Other borrowings	$—	$—	0.00%	$—	$—	0.00%	$3,652	$175	4.79%
Total interest-bearing liabilities	$584,961	$6,153	1.05%	$503,951	$9,516	1.89%	$464,556	$7,169	1.54%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$256,431			$192,562			$183,750
Other noninterest-bearing liabilities	$5,206			$4,585			$4,110
Total noninterest-bearing liabilities	$261,637			$197,147			$187,860
Shareholders’ equity	$102,359			$97,430			$78,148
Total liabilities and shareholders’ equity	$948,957			$798,528			$730,564

Net interest income		$47,161			$42,193			$39,631
Net interest spread(4)			4.61%			4.67%			4.94%
Net interest margin			5.01%			5.35%			5.49%

(1)	Includes income and weighted average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.
(2)	Includes income and weighted average balances for FHLB and FRB stock.
(3)	Average loan balances include monthly average nonaccrual loans of $11.3 million, $2.1 million and $991,000 for the years ended December 31, 2020, 2019 and 2018, respectively.
(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

We continued to experience strong asset growth for the year ended December 31, 2020 compared to the year ended December 31, 2019:

-
Total interest income on loans increased $4.3 million, or 8.8%, to $52.5 million which was attributable to a $187.0 million increase in the average balance of loans to $823.2 million during the year ended 2020 as compared with the average balance of $636.3 million for the year ended 2019;

-	Loan fees totaled $5.0 million, an increase of $592,000 or 13.3%;
-
Yields on our interest-earning assets totaled 5.67%, a decrease of 88 basis points which was attributable to lower loan rates and a decrease in yield on short term investments of 157 basis points, both were primarily impacted by the aforementioned changes in market interest rates related to the pandemic; and

-	Net interest margin for the year ended 2020 and 2019 was 5.01% and 5.35%, respectively.

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

The FED influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. For the two year period between January 1, 2018 and December 31, 2020, the prime rate fluctuated between a high of 5.5%, and a low of 3.25%.  Although the FED has signaled continued low rates through 2023, changing interest rates will always be present and managing through those changes requires constant oversight.

Interest income on short-term investments decreased $2.6 million, or 76.1%, to $828,000 for year ended December 31, 2020 compared to 2019, due to a decrease in the average balances of $35.1 million, or 23.2% and a yield decrease of 157 basis points which was related to the aforementioned changes in market interest rates related to the pandemic.  Interest income on short-term investments increased $938,000, or 37.2%, to $3.5 million for year ended December 31, 2019 compared to 2018, due to an increase in the average balances of $14.5 million, or 10.63% and a yield increase of 44 basis points.

Interest expense on interest-bearing deposits totaled $6.2 million for the year ended December 31, 2020, compared to $9.5 million for 2019, a decrease of $3.4 million, or 35.3%. The decrease was related to the cost of interest-bearing deposits decreasing to 1.05% for the year ended December 31, 2020 from 1.89% for the year ended December 31, 2019, which was related to the aforementioned changes in market interest rates related to the pandemic.  Interest expense on interest-bearing deposits totaled $9.5 million for the year ended December 31, 2019, compared to $7.0 million for 2018, an increase of $2.5 million, or 36.1%. The increase was related to average daily interest bearing deposit balances increasing by $43.0 million or 9.3% while the cost of interest-bearing deposits grew to 1.89% for the year ended December 31, 2019 from 1.52% for the year ended December 31, 2018.

Net interest margin, including loan fee income, for the years ended December 31, 2020, 2019 and 2018 was 5.01%, 5.35% and 5.49%, respectively. Excluding our loan fee income, net interest margin for the years ended December 31, 2020, 2019 and 2018 was 4.48%, 4.78% and 4.78%, respectively.  Net interest margin excluding loan fee income is a non-GAAP measure. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” elsewhere in this report.

The following table sets forth the effects of changing rates and volumes on our net interest income during the period shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (change in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).

	For the Year Ended December 31, 2020 vs. 2019			For the Year Ended December 31, 2019 vs. 2018
	Change due to:			Change due to:
	Volume(1)	Rate(1)	Interest Variance	Volume(1)		Rate(1)	Interest Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$(803)	$(1,828)	$(2,631)		$268	$670	$938
Investment securities	$3	$(17)	$(14)	$	---	$50	$50
Total loans	$14.163	$(9,913)	$4,250		$3,978	$(57)	$3,921
Total increase in interest income	$13,363	$(11,758)	$1,605		$4,246	$663	$4,909

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	$1,402	$(3,730)	$(2,328)		$814	$659	$1,473
Time deposits	$(20)	$(1,015)	$(1,035)		$(181)	$1,230	$1,049
Total interest-bearing deposits	$1,382	$(4,745)	$(3,363)		$633	$1,889	$2,522
Other borrowings	---	---	---		---	(175)	(175)
Total interest-bearing liabilities	$1,382	$(4,745)	$(3,363)		$633	$1,714	$2,347

Increase in net interest income	$11,981	$(7,013)	$4,968		$3,613	$(1,051)	$2,562

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

Provision for Loan Losses

For the year ended December 31, 2020 compared to the year ended December 31, 2019:

-	The provision for loan losses increased from zero to $5.4 million related to loan growth, uncertainty in the economy caused by the COVID-19 pandemic and $3.6 million in net charge offs; and
-	The allowance as a percentage of loans increased by 4 basis points to 1.15%.

For the year ended December 31, 2019 compared to the year ended December 31, 2018:

-	The provision for loan losses decreased by $200,000, or 100%, to $0; and
-	The allowance as a percentage of loans decreased by 20 basis points to 1.11%.

Noninterest Income

Noninterest income for the year ended December 31, 2020 was $1.7 million compared to $1.3 million for the year ended December 31, 2019, an increase of $357,000, or 27.3%.  Noninterest income for the year ended December 31, 2019 was $1.3 million compared to $1.3 million for the year ended December 31, 2018, a decrease of $23,000, or 1.7%. The following table sets forth the major components of our noninterest income for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,				For the Years Ended December 31,
	2020	2019	$ Increase (Decrease)	% Increase (Decrease)	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)				(Dollars in thousands)
Noninterest income:
Secondary Market Income	$175	$164	$11	6.71%	$164	$212	$45	12.97%
Service Charges on Deposit Accounts	$442	$392	$50	12.76%	$392	$347	$(48)	(22.64%)
Other Income and Fees	$1,048	$752	$296	39.36%	$752	$772	$(20)	(2.59%)
Total noninterest income	$1,665	$1,308	$357	27.29%	$1,308	$1,331	$(23)	(1.73%)

Noninterest Expense

Noninterest expense for the year ended December 31, 2020 was $17.6 million compared to $28.4 million for the year ended December 31, 2019, a decrease of $10.8 million or 38.1%. Noninterest expense for the year ended December 31, 2019 was $28.4 compared to $15.0 million for the year ended December 31, 2018, an increase of $13.5 million, or 90.0%. The following table sets forth the major components of our noninterest expense for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,				For the Years Ended December 31,
	2020	2019	$ Increase (Decrease)	% Increase (Decrease)	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)				(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$10,130	$21,265	$(11,135)	(52.36%)	$21,265	$8,113	$13,152	162.11%
Furniture and equipment	868	829	39	4.70%	829	684	145	21.20%
Occupancy	1,957	1,677	280	16.70%	1,677	1,105	572	51.76%
Data and item processing	1,091	1,078	13	1.21%	1,078	966	112	11.59%
Accounting, legal and professional fees	536	757	(221)	(29.19%)	757	305	452	148.20%
Regulatory assessments	506	126	380	301.59%	126	542	(416)	(76.75%)
Advertising and public relations	400	588	(188)	(31.97%)	588	553	35	6.33%
Travel, lodging and entertainment	241	368	(127)	(34.51%)	368	699	(331)	(47.35%)
Other expense	1,863	1,744	119	6.82%	1,744	1,998	(254)	(12.71%)
Total noninterest expense	$17,592	$28,432	$(10,840)	(38.13%)	$28,432	$14,965	$13,467	89.99%

For the year ended December 31, 2020 compared to the year ended December 31, 2019:

-
Salaries and employee benefits expense was $10.1 million compared to $21.3 million, a decrease of $11.1 million, or 52.4%.  The decrease was attributable to our one-time non-cash executive stock transaction in 2019.

-
Occupancy expense was $2.0 million compared to $1.7 million, an increase of $280,000, or 16.7%.  The increase in 2020 was primarily due to 2020 being the first full year of depreciation for the renovation of our main branch and headquarters and increased rent at our full-service Tulsa location.

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

Financial Condition

The following discussion of our financial condition compares December 31, 2020, 2019, and 2018.

Total Assets

Total assets increased $150.3 million, or 17.4%, to $1.0 billion as of December 31, 2020, as compared to $866.4 million as of December 31, 2019 and $770.5 million as of December 31, 2018. The increasing trend in total assets is primarily attributable to strong organic loan and retail deposit growth within the Oklahoma City market and expansion into the Dallas/Fort Worth metropolitan area, as well as the addition of loans related to the Paycheck Protection Program (PPP) in 2020.

Loan Portfolio

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of December 31, 2020, 2019 and 2018, our gross loans were $839.1 million, $708.7 million and $601.9 million, respectively.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of December 31, 2020, December 31, 2019 and December 31, 2018:

	As of December 31,		As of December 31,		As of December 31,
	2020		2019		2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$107,855	12.8%	$70,628	10.0%	$87,267	14.5%
1-4 family real estate	29,079	3.5	34,160	4.8	33,278	5.5
Commercial real estate - other	290,489	34.6	273,278	38.5	156,396	26.0
Total real estate	427,423	50.9	378,066	53.3	276,941	46.0

Commercial & industrial	351,248	41.9	260,762	36.8	248,394	41.3
Agricultural	50,519	6.0	57,945	8.2	62,844	10.4
Consumer	9,898	1.2	11,895	1.7	13,723	2.3
Gross loans	839,088	100.0%	708,668	100.0%	601,902	100.0%
Less deferred loan fees, net	(2,475)		(1,364)		(1,992)
Total loans	836,613		707,304		599,910
Allowance for loan and lease losses	(9,639)		(7,846)		(7,832)
Net loans	$826,974		$699,458		$592,078

During the second quarter of 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Included in our commercial & industrial balance at December 31, 2020, are $44.9 million of PPP loans.

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

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of December 31, 2020
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$14	$47,649	$885	$58,387	$—	$920	$107,855
1-4 family real estate	273	13,394	4,712	9,959	39	702	29,079
Commercial real estate - other	2,377	55,307	45,880	180,721	294	5,910	290,489
Total real estate	2,664	116,350	51,477	249,067	333	7,532	427,423

Commercial & industrial	16,914	194,520	39,593	93,707	11	6,503	351,248
Agricultural	5,141	27,215	2,534	14,420	60	1,149	50,519
Consumer	1,544	150	6,570	65	1,144	425	9,898
Gross loans	$26,263	$338,235	$100,174	$357,259	$1,548	$15,609	$839,088

	As of December 31, 2019
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$—	$31,860	$833	$37,483	$—	$452	$70,628
1-4 family real estate	282	9,598	3,843	19,676	43	718	34,160
Commercial real estate - other	1,849	23,533	23,194	219,390	335	4,977	273,278
Total real estate	2,131	64,991	27,870	276,549	378	6,147	378,066

Commercial & industrial	11,677	176,329	9,973	54,233	12	8,538	260,762
Agricultural	3,947	34,875	2,786	13,055	1,319	1,963	57,945
Consumer	2,042	—	4,824	159	4,047	823	11,895
Gross loans	$19,797	$276,195	$45,453	$343,996	$5,756	$17,471	$708,668

	As of December 31, 2018
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate		Adjustable Rate		Total
	(Dollars in thousands)
Construction & development	$741	$29,412	$617	$56,497	$	---	$	---	$87,267
1-4 family real estate	682	19,866	1,643	$10,934		---		153	33,278
Commercial real estate - other	457	14,280	283	$134,090		2,197		5,089	156,396
Total real estate	1,880	63,558	2,543	201,521		2,197		5,242	276,941

Commercial & industrial	13,725	153,891	7,878	66,631		14		6,255	248,394
Agricultural	4,474	32,496	4,084	17,669		1,374		2,747	62,844
Consumer	2,688	---	5,443	50		4,453		1,089	13,723
Gross loans	$22,767	$249,945	$19,948	$285,871		$8,038		$15,333	$601,902

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

The allowance was $9.6 million at December 31, 2020, $7.8 million at December 31, 2019 and $7.8 million at December 31, 2018.  The increasing trend was related to, and in conjunction with, loan growth and uncertainty in the economy caused by the COVID-19 pandemic.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Balance at beginning of the period	$7,846	$7,832	$7,654
Provision for loan losses	5,350	—	200
Charge-offs:
Construction & development	—	—	—
1-4 family real estate	—	(2)	(25)
Commercial real estate - other	—	—	—
Commercial & industrial	(3,289)	(4)	(73)
Agricultural	(300)	(11)	—
Consumer	(1)	(1)	—
Total charge-offs	(3,590)	(18)	(98)
Recoveries:
Construction & development	—	—	—
1-4 family real estate	2	5	3
Commercial real estate - other	—	—	—
Commercial & industrial	18	24	71
Agricultural	10	3	1
Consumer	3	—	1
Total recoveries	33	32	76
Net charge-offs	(3,557)	14	(22)
Balance at end of the period	$9,639	$7,846	$7,832

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of December 31,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,239	12.85%	$782	9.97%	$1,136	14.50%
1-4 family real estate	334	3.47%	378	4.82%	433	5.53%
Commercial real estate - other	3,337	34.62%	3,025	38.55%	2,035	25.98%
Commercial & industrial	4,035	41.86%	2,887	36.80%	3,231	41.26%
Agricultural	580	6.02%	642	8.18%	818	10.44%
Consumer	114	1.18%	132	1.68%	179	2.29%
Total	$9,639	100.0%	$7,846	100.0%	$7,832	100.0%

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

Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under TDRs that are not performing in accordance with their modified terms. Nonperforming assets consist of nonperforming loans plus OREO. Loans accounted for on a nonaccrual basis were $14.6 million as of December 31, 2020, $1.8 million as of December 31, 2019 and $2.6 million as of December 31, 2018. OREO was $0 as of December 31, 2020, $0 as of December 31, 2019 and $110,000 as of December 31, 2018.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of December 31,
	2020	2019	2018
	(Dollars in thousands)
Nonaccrual loans	$14,575	$1,809	$2,615
Troubled debt restructurings	-	912	-
Accruing loans 90 or more days past due	1,960	612	-
Total nonperforming loans	16,535	3,333	2,615
Other real estate owned	—	—	110
Total nonperforming assets	$16,535	$3,333	$2,725
Ratio of nonperforming loans to total loans	1.98%	0.47%	0.44%
Ratio of nonperforming assets to total assets	1.63%	0.38%	0.35%

The following tables present an aging analysis of loans as of the dates indicated.

	As of December 31, 2020
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Total Loans 90+ days and accruing	Total past due Loans	Current Loans	Gross Loans
	(Dollars in thousands)
Construction & development	$714	$—	$—	$—	$714	$107,141	$107,855
1-4 family real estate	—	—	—	—	—	29,079	29,079
Commercial real estate - other	1,444	—	1,960	1,960	3,404	287,085	290,489
Commercial & industrial	—	—	—	—	—	351,248	351,248
Agricultural	—	—	—	—	—	50,519	50,519
Consumer	193	—	—	—	193	9,705	9,898
Total	$2,351	$0	$1,960	$1,960	$4,311	$834,777	$839,088

	As of December 31, 2019
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Total Loans 90+ days and accruing	Total past due Loans	Current Loans	Gross Loans
	(Dollars in thousands)
Construction & development	$—	$—	$—	$—	$—	$70,628	$70,628
1-4 family real estate	—	—	—	—	—	34,160	34,160
Commercial real estate - other	—	—	—	—	—	273,278	273,278
Commercial & industrial	—	—	14	14	14	260,748	260,762
Agricultural	—	—	598	598	598	57,347	57,945
Consumer	90	—	—	—	90	11,805	11,895
Total	$90	$0	$612	$612	$702	$707,966	$708,668

	As of December 31, 2018
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Total Loans 90+ days and accruing	Total past due Loans	Current Loans	Gross Loans
	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$87,267	$87,267
1-4 family real estate	8	-	-	-	8	33,270	33,278
Commercial real estate - other	-	-	-	-	-	156,396	156,396
Commercial & industrial	-	5	-	-	5	248,389	248,394
Agricultural	-	-	-	-	-	62,844	62,844
Consumer	41	-	-	-	41	13,682	13,723
Total	$49	$5	$0	$0	$54	$601,848	$601,902

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

Substandard loans totaled $23.1 million as of December 31, 2020, an increase of $12.0 million compared to December 31, 2019. The increase primarily related to two commercial and industrial relationships comprised of one note each totaling $14.4 million with no specific reserves and two commercial real estate relationships comprised of one note each totaling $5.0 million with no specific reserves. Substandard loans totaled $11.1 million as of December 31, 2019, an increase of $2.0 million compared to December 31, 2018. The increase primarily related to one agricultural relationship comprised of four notes totaling $1.8 million with no specific reserve, one agricultural relationship comprised of three notes totaling $555,000 with no specific reserve, one mixed relationship comprised of eight notes totaling $4.2 million with no specific reserve, and one mixed relationship comprised of four notes totaling $2.8 million with no specific reserve.

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of December 31, 2020
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$107,855	$—	$—	$—	$107,855
1-4 family real estate	28,711	368	—	—	29,079
Commercial real estate - other	248,194	24,155	10,086	8,054	290,489
Commercial & industrial	328,656	7,691	300	14,601	351,248
Agricultural	50,051	—	—	468	50,519
Consumer	9,898	—	—	—	9,898
Total	$773,365	$32,214	$10,386	$23,123	$839,088

	As of December 31, 2019
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$70,628	$—	$—	$—	$70,628
1-4 family real estate	33,622	538	—	—	34,160
Commercial real estate - other	267,437	—	—	5,841	273,278
Commercial & industrial	241,176	5,312	11,524	2,750	260,762
Agricultural	53,290	—	2,128	2,527	57,945
Consumer	11,895	—	—	—	11,895
Total	$678,048	$5,850	$13,652	$11,118	$708,668

	As of December 31, 2018
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$84,485	$2,782	$—	$—	$87,267
1-4 family real estate	29,942	3,221	—	115	33,278
Commercial real estate - other	154,353	1,559	—	484	156,396
Commercial & industrial	204,671	36,342	—	7,381	248,394
Agricultural	57,782	758	3,207	1,097	62,844
Consumer	13,723	—	—	—	13,723
Total	$544,956	$44,662	$3,207	$9,077	$601,902

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

The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) January 1, 2022. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of December 31, 2020, eight loans totaling $33.0 million were modified, related to COVID-19, which were not considered troubled debt restructurings.

The following table presents loans restructured as TDRs as of December 31, 2020, December 31, 2019 and December 31, 2018.

	As of December 31, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
Commercial and industrial	1	$10,886	$10,886	$-
Agricultural	1	469	469	-
Commercial real estate - other	1	1,622	1,622	-
Total	3	$12,977	$12,977	$-

	As of December 31, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
Commercial real estate - other	1	$1,809	$1,809	$26
Agricultural	2	912	912	-
Total	3	$2,721	$2,721	$26

	As of December 31, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
Commercial & industrial	1	$501	$501	$-
Total	1	$501	$501	$-

There were no payment defaults with respect to loans modified as TDRs as of December 31, 2020, 2019, and 2018.

Impairment analyses are prepared on TDRs in conjunction with the normal allowance process. TDRs restructured during the years ended December 31, 2020, 2019 and 2018 required $0, $26,000 and $0 in specific reserves, respectively.

The following table presents total TDRs, both in accrual and nonaccrual status as of the periods indicated:

	As of December 31, 2020		As of December 31, 2019		As of December 31, 2018
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Accrual	-	$-	2	$912	-	$-
Nonaccrual	3	12,977	1	1,809	1	501
Total	3	$12,977	3	$2,721	1	$501

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

Total deposits as of December 31, 2020, 2019 and 2018 were $905.5 million, $757.5 million and $675.9 million, respectively. The increase was primarily due to organic deposit growth. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	As of December 31,
	2020		2019	2018
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars in thousands)
Noninterest-bearing demand	$246,569	27.2%	$219,221	29.0%	$201,159	29.8%
Interest-bearing:
NOW deposits	232,676	25.6	112,420	14.8	91,896	13.6
Money market	160,108	17.7	150,554	19.9	118,150	17.5
Savings deposits	54,008	6.0	72,750	9.6	69,548	10.3
Time deposits (more than $100,000)	187,964	20.8	176,998	23.3	167,304	24.8
Time deposits ($100,000 or less)	24,189	2.7	25,540	3.4	27,846	4.1
Total interest-bearing	658,945	72.8	538,262	71.0	474,744	70.2
Total deposits	$905,514	100.0%	$757,483	100.0%	675,903	100.0%

The following table summarizes our average deposit balances and weighted average rates for the years ended December 31, 2020, 2019 and 2018:

	As of the Year Ended December 31,
	2020		2019		2018
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$256,431	0.00%	$192,562	0.00%	$183,750	0.00%
Interest-bearing:
NOW	163,989	0.78	95,694	1.83	71,384	1.56
Money market	154,724	0.72	132,265	1.83	90,230	1.65
Savings	58,806	0.56	67,617	1.30	79,267	1.23
Time	207,442	1.65	208,375	2.14	220,023	1.55
Total interest-bearing	584,961	1.05	503,951	1.89	460,904	1.52
Total deposits	$841,392	0.73%	$696,513	1.37%	$644,654	1.08%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of December 31, 2020 Maturity Within:
(Dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits ($100,000 or less)	$6,537	$4,923	$8,234	$7,295	$26,989
Time deposits (more than $100,000)	34,312	28,817	81,945	40,090	185,164
Total time deposits	$40,849	$33,740	$90,179	$47,385	$212,153

	As of December 31, 2019 Maturity Within:
(Dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits ($100,000 or less)	$6,998	$5,024	$8,387	$8,231	$28,640
Time deposits (more than $100,000)	52,048	34,126	49,700	38,024	173,898
Total time deposits	$59,046	$39,150	$58,087	$46,255	$202,538

	As of December 31, 2018 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits ($100,000 or less)	$6,229	$4,791	$10,342	$6,484	$27,846
Time deposits (more than $100,000)	33,308	41,193	71,827	20,976	167,304
Total time deposits	$39,537	$45,984	$82,169	$27,460	$195,150

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

As of December 31, 2020, we had no unsecured fed funds lines with correspondent depository institutions with no amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $64.8 million as of December 31, 2020 and $71.7 million as of December 31, 2019.

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

As of December 31, 2020, the FDIC categorized the Bank as “well-capitalized” under the prompt corrective action framework. There have been no conditions or events since December 31, 2020 that management believes would change this classification.

The table below also summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of December 31, 2020, 2019 and 2018. The Bank exceeded all regulatory capital requirements under Basel III and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

	Actual		With Capital Conservation Buffer		Minimum To be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2020:
Total capital to risk-weighted assets
Company	$115,375	14.73%	$82,216	10.500%	N/A	N/A
Bank	115,335	14.75	82,114	10.500	78,204	10.00
Tier 1 capital to risk-weighted assets
Company	105,736	13.50	66,556	8.500	N/A	N/A
Bank	105,696	13.51	66,473	8.500	62,563	8.00
CET 1 capital to risk-weighted assets
Company	105,736	13.50	54,811	7.000	N/A	N/A
Bank	105,696	13.51	54,743	7.000	50,832	6.50
Tier 1 leverage ratio
Company	105,736	10.78	N/A	N/A	N/A	N/A
Bank	105,696	10.78	N/A	N/A	49,041	5.00

	Actual		With Capital Conservation Buffer		Minimum To be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2019:
Total capital to risk-weighted assets
Company	$105,137	15.25%	$72,393	10.500%	N/A	N/A
Bank	106,148	15.42	72,287	10.500	68,845	10.00
Tier 1 capital to risk-weighted assets
Company	97,291	14.11	58,604	8.500	N/A	N/A
Bank	98,302	14.28	58,518	8.500	55,076	8.00
CET 1 capital to risk-weighted assets
Company	97,291	14.11	48,262	7.000	N/A	N/A
Bank	98,302	14.28	48,192	7.000	44,749	6.50
Tier 1 leverage ratio
Company	97,291	11.53	N/A	N/A	N/A	N/A
Bank	98,302	11.65	N/A	N/A	42,241	5.00

	Actual		With Capital Conservation Buffer		Minimum To be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2018:
Total capital to risk-weighted assets
Company	$92,693	15.86%	$57,709	9.875%	N/A	N/A
Bank	93,704	16.03	57,709	9.875	58,439	10.00
Tier 1 capital to risk-weighted assets
Company	85,382	14.61	46,021	7.875	N/A	N/A
Bank	86,393	14.78	46,021	7.875	46,751	8.00
CET 1 capital to risk-weighted assets
Company	85,382	14.61	37,255	6.375	N/A	N/A
Bank	86,393	14.78	37,255	6.375	37,985	6.50
Tier 1 leverage ratio
Company	85,382	11.13	N/A	N/A	N/A	N/A
Bank	86,393	11.26	N/A	N/A	38,355	5.00

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased to $107.3 million as of December 31, 2020, compared to $100.1 million as of December 31, 2019 and $88.5 million as of December 31, 2018. The increases were driven by retained capital from net income during the periods.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of December 31, 2020:

	Payments Due as of December 31, 2020
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$693,361	$-	$-	$-	$693,361
Time deposits	164,753	46,563	822	-	212,138
Borrowings	-	-	-	-	-
Operating lease commitments	470	390	49	-	909
Total contractual obligations	$858,599	$46,953	$871	$-	$906,423

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

The following table summarizes commitments as of the dates presented.

	As of December 31,
	2020	2019	2018
	(Dollars in thousands)
Commitments to extend credit	$206,520	$191,459	$135,015
Standby letters of credit	2,366	3,338	1,078
Total	$208,886	$194,797	$136,093

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of December 31, 2020.

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

Goodwill and Intangibles

Goodwill from an acquisition is the value attributable to unidentifiable intangible elements acquired. At a minimum, annual evaluation of the value of goodwill is required. Management evaluated the carrying value of the Company’s goodwill as of December 31, 2020, 2019 and 2018, and determined that no impairment existed.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

Change in Interest Rates (Basis Points)	As of December 31,		As of December 31,
	2020		2019
	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+400	80.57%	19.41%	69.65%	21.41%
+300	60.55	17.53	51.57	19.84
+200	40.46	15.51	33.39	18.15
+100	20.16	13.36	14.91	16.34
Base	(0.29)	11.06	(3.81)	14.39
-100	(6.32)	10.35	(13.68)	12.34

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

Item 8.   Financial Statements and Supplementary Data

Consolidated Financial Statements Index

Bank7 Corp.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors, and Audit Committee
Bank7 Corp.
Oklahoma City, Oklahoma

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bank7 Corp. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Stockholders, Board of Directors, and Audit Committee
Bank7 Corp.

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

/s/ BKD, LLP

Oklahoma City, Oklahoma
March 25, 2021

Bank7 Corp.
Consolidated Balance Sheets
(Dollar amounts in thousands)

Assets	December 31, 2020	December 31, 2019

Cash and due from banks	$153,901	$117,128
Interest-bearing time deposits in other banks	16,412	30,147
Loans, net of allowance for loan losses of $9,639 and $7,846 at December 31, 2020 and 2019, respectively	826,974	699,458
Loans held for sale, at fair value	324	1,031
Premises and equipment, net	9,151	9,624
Nonmarketable equity securities	1,172	1,100
Goodwill and other intangibles, net	1,583	1,789
Interest receivable and other assets	7,152	6,115

Total assets	$1,016,669	$866,392

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$246,569	$219,221
Interest-bearing	658,945	538,262

Total deposits	905,514	757,483

Income taxes payable	9	357
Interest payable and other liabilities	3,827	8,426

Total liabilities	909,350	766,266

Shareholders’ equity
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, non-voting, par value $0.01 per share, 20,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding: 9,044,765 and 10,057,506, at December 31, 2020 and 2019 respectively	90	101
Additional paid-in capital	93,162	92,391
Retained earnings	14,067	7,634

Total shareholders’ equity	107,319	100,126

Total liabilities and shareholders’ equity	$1,016,669	$866,392

See Notes to Consolidated Financial Statements

Bank7 Corp.
Consolidated Statements of Income
(Dollar amounts in thousands, except per share data)

	Twelve months ended December 31,
	2020	2019	2018
Interest Income
Loans, including fees	$52,450	$48,200	$44,279
Interest-bearing time deposits in other banks	525	1,709	588
Interest-bearing deposits in other banks	339	1,800	1,933

Total interest income	53,314	51,709	46,800

Interest Expense
Deposits	6,153	9,516	6,994
Other borrowings	-	-	175

Total interest expense	6,153	9,516	7,169

Net Interest Income	47,161	42,193	39,631

Provision for Loan Losses	5,350	-	200

Net Interest Income After Provision for Loan Losses	41,811	42,193	39,431

Noninterest Income
Secondary market income	175	164	212
Service charges on deposit accounts	442	392	347
Other	1,048	752	772

Total noninterest income	1,665	1,308	1,331

Noninterest Expense
Salaries and employee benefits	10,130	21,265	8,113
Furniture and equipment	868	829	684
Occupancy	1,957	1,677	1,310
Data and item processing	1,091	1,078	966
Accounting, marketing and legal fees	536	757	305
Regulatory assessments	506	126	542
Advertising and public relations	400	588	553
Travel, lodging and entertainment	241	368	699
Other	1,863	1,744	1,793

Total noninterest expense	17,592	28,432	14,965

Income Before Taxes	25,884	15,069	25,797
Income tax expense	6,618	6,844	797
Net Income	$19,266	$8,225	$25,000

Earnings per common share - basic	$2.05	$0.81	$3.08
Earnings per common share - diluted	2.05	0.81	3.03
Weighted average common shares outstanding - basic	9,378,769	10,145,032	8,105,856
Weighted average common shares outstanding - diluted	9,379,154	10,147,311	8,237,638

See Notes to Consolidated Financial Statements

Bank7 Corp.
Consolidated Statements of Shareholders’ Equity
(Dollar Amounts in thousands, except share data)

	Year Ended December 31,
	2020	2019	2018
Common Stock (Shares)
Balance at beginning of period	10,057,506	10,187,500	7,287,500
Common stock issued	-	-	2,900,000
Shares issued for restricted stock units	19,437	19,431	-
Shares acquired and canceled	(1,032,178)	(149,425)	-
Balance at end of period	9,044,765	10,057,506	10,187,500

Common Stock (Amount)
Balance at beginning of period	$101	$102	$73
Shares issued, net of offering costs	-	-	29
Shares acquired and canceled	(11)	(1)	-
Balance at end of period	$90	$101	$102

Additional Paid-in Capital
Balance at beginning of period	$92,391	$80,275	$6,987
Capital contribution	-	-	137
Shares issued, net of offering costs	-	-	50,125
Reclassification of undistributed S Corporation earnings	-	-	22,872
Stock-based compensation expense	771	12,116	154
Balance at end of period	$93,162	$92,391	$80,275

Retained Earnings
Balance at beginning of period	$7,634	$8,089	$62,116
Net income	19,266	8,225	25,000
Reclassification of undistributed S Corporation earnings	-	-	(22,872)
Common stock acquired and canceled	(9,065)	(2,645)	-
Cash dividends declared ($0.41, $0.60, $7.71 per share)	(3,768)	(6,035)	(56,155)
Balance at end of period	$14,067	$7,634	$8,089

Total shareholders' equity	$107,319	$100,126	$88,466

See Notes to Consolidated Financial Statements

Bank7 Corp.
Consolidated Statements of Cash Flows
(Dollar Amounts in thousands)

	For the Years Ended December 31,
	2020	2019	2018

Operating Activities
Net income	$19,266	$8,225	$25,000
Items not requiring (providing) cash
Depreciation and amortization	1,093	849	1,097
Provision for loan losses	5,350	-	200
Net increase on other real estate owned	-	-	(10)
Gain on sales of loans	(175)	(164)	(212)
Stock-based compensation expense	771	12,116	154
(Gain) loss on sale of premises and equipment	(3)	183	-
Cash receipts from the sale of loans originated for sale	8,924	7,697	8,185
Cash disbursements for loans originated for sale	(8,042)	(8,052)	(8,097)
(Gain) loss on sale of other real estate owned	-	(330)	3
Deferred income tax benefit	(875)	(20)	(1,069)
Changes in
Interest receivable and other assets	(162)	1,064	(1,405)
Interest payable and other liabilities	(912)	(2,388)	3,155

Net cash provided by operating activities	25,235	19,180	27,001

Investing Activities
Maturities of interest-bearing time deposits in other banks	28,162	18,583	3,884
Purchases of interest-bearing time deposits in other banks	(14,427)	(16,971)	(5,475)
Net change in loans	(132,866)	(107,458)	(36,981)
Purchases of premises and equipment	(438)	(3,100)	(378)
Proceeds from sale of premises and equipment	27	403	1,336
Change in nonmarketable equity securities	(72)	(45)	(6)
Proceeds from sale of foreclosed assets	-	518	47

Net cash used in investing activities	(119,614)	(108,070)	(37,573)

Financing Activities
Net change in deposits	148,031	81,580	50,072
Repayment of borrowed funds	-	-	(5,600)
Cash distributions	(7,803)	(1,006)	(56,155)
Capital injection	-	-	137
Common stock acquired and canceled	(9,076)	(2,646)	-
Net change in common stock	-	-	50,154

Net cash provided by financing activities	131,152	77,928	38,608

Increase (Decrease) in Cash and Due from Banks	36,773	(10,962)	28,036

Cash and Due from Banks, Beginning of Period	117,128	128,090	100,054

Cash and Due from Banks, End of Period	$153,901	$117,128	$128,090

Supplemental Disclosure of Cash Flows Information
Interest paid	$6,502	$9,342	$7,304
Income taxes paid	$7,731	$6,779	$-
Dividends declared and not paid	$994	$5,029	$-
Non-cash stock contribution	$-	$11,627	$-

Supplemental Disclosure of Non-Cash Investing Activities
Foreclosed assets acquired in settlement of loans	$-	$78	$50

See Notes to Consolidated Financial Statements

Bank7 Corp.
Notes to Consolidated Financial Statements

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

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

Interest-Bearing Time Deposits in Other Banks

Interest-bearing time deposits in other banks totaled $16.4 million and $30.1 million at December 31, 2020 and December 31, 2019 respectively, and have original maturities generally ranging from one to five years.

Bank7 Corp.
Notes to Consolidated Financial Statements

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost.  Trading securities are recorded at fair value with changes in fair value included in earnings.  Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.  For debt securities with fair value below amortized cost when the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  The Company had no “available-for-sale” or “held to maturity” investments as of December 31, 2020 and 2019.

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

No asset impairment was recognized during the years ended December 31, 2020, 2019, and 2018.

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

Goodwill and Intangible Assets

Goodwill is tested annually for impairment or more frequently if other impairment indicators are present.  If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the accompanying consolidated financial statements.

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

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2020, 2019 and 2018, the Company recognized no interest and penalties.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to U.S. federal or state tax examinations for years before 2017.

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

Bank7 Corp.
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The ASU requires lessees to recognize a lease liability and a right-of-use asset for all leases, excluding short-term leases, at the commencement date.  The guidance in the ASU is effective for reporting periods beginning after December 15, 2021.  Additionally, a modified retrospective transition approach is required for leases existing at the earliest comparative period presented.  It is expected that adoption will not have a significant impact on the Company’s financial condition, results of operation, or capital position, but will impact the presentation on the balance sheet of the Company’s current operating leases. The Company expects to adopt the standard in the fourth quarter of 2021.

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

Bank7 Corp.
Notes to Consolidated Financial Statements

The CARES Act created a $349 billion loan program called the Paycheck Protection Program (the “PPP”) for loans to small businesses for, among other things, payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. PPP loans are fully guaranteed by the Small Business Administration (SBA). As of December 31, 2020, the Company had 166 PPP loans with balances totaling $44.9 million.

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

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2020 was $0.

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

The following table shows the computation of basic and diluted earnings per share:

	As of and for the Years ended December 31,
	2020	2019	2018
(Dollars in thousands, except per share amounts)
Numerator
Net income	$19,266	$8,225	$25,000

Denominator
Weighted-average shares outstanding for basic earnings per share	9,378,769	10,145,032	8,105,856
Dilutive effect of stock compensation (1)	385	2,279	131,782
Denominator for diluted earnings per share	9,379,154	10,147,311	8,237,638

Earnings per common share
Basic	$2.05	$0.81	$3.08
Diluted	$2.05	$0.81	$3.03

(1) Nonqualified stock options outstanding of 185,250, 163,000 and 150,000 as of December 31, 2020, 2019 and 2018, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented.

Bank7 Corp.
Notes to Consolidated Financial Statements

Note 5:	Loans and Allowance for Loan Losses

A summary of loans at December 31, 2020 and December 31, 2019, are as follows (dollars in thousands):

	December 31, 2020	December 31, 2019

Construction & development	$107,855	$70,628
1 - 4 family real estate	29,079	34,160
Commercial real estate - other	290,489	273,278
Total commercial real estate	427,423	378,066

Commercial & industrial	351,248	260,762
Agricultural	50,519	57,945
Consumer	9,898	11,895

Gross loans	839,088	708,668

Less allowance for loan losses	(9,639)	(7,846)
Less deferred loan fees	(2,475)	(1,364)

Net loans	$826,974	$699,458

Included in the commercial & industrial loan balance at December 31, 2020, are $44.9 million of loans that were originated under the SBA PPP program.

Bank7 Corp.
Notes to Consolidated Financial Statements

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the years ended December 31, 2020, 2019, and 2018 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2020
Balance, beginning of period	$782	$378	$3,025	$2,887	$642	$132	$7,846

Charge-offs	-	-	-	(3,289)	(300)	(1)	(3,590)
Recoveries	-	2	-	18	10	3	33

Net charge-offs	-	2	-	(3,271)	(290)	2	(3,557)

Provision (credit) for loan losses	457	(46)	312	4,419	228	(20)	5,350

Balance, end of period	$1,239	$334	$3,337	$4,035	$580	$114	$9,639

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2019
Balance, beginning of period	$1,136	$433	$2,035	$3,231	$818	$179	$7,832

Charge-offs	-	(2)	-	(4)	(11)	(1)	(18)
Recoveries	-	5	-	24	3	-	32

Net recoveries	-	3	-	20	(8)	(1)	14

Provision (credit) for loan losses	(354)	(58)	990	(364)	(168)	(46)	-

Balance, end of period	$782	$378	$3,025	$2,887	$642	$132	$7,846

	Construction & Development	1 - 4 Family Commercial	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2018
Balance, beginning of period	$1,407	$431	$1,865	$2,779	$1,015	$157	$7,654

Charge-offs	-	(25)	-	(73)	-	-	(98)
Recoveries	-	3	-	71	1	1	76

Net charge-offs	-	(22)	-	(2)	1	1	(22)

Provision (credit) for loan losses	(271)	24	170	454	(198)	21	200

Balance, end of period	$1,136	$433	$2,035	$3,231	$818	$179	$7,832

Bank7 Corp.
Notes to Consolidated Financial Statements

The following table presents, by portfolio segment, the balance in allowance for loan losses and the gross loans based upon portfolio segment and impairment method as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2020
Allowance Balance
Ending balance

Individually evaluated for impairment	$-	$-	$-	$177	$-	$-	$177
Collectively evaluated for impairment	1,239	334	3,337	3,858	580	114	9,462

Total	$1,239	$334	$3,337	$4,035	$580	$114	$9,639

Gross Loans
Ending balance

Individually evaluated for impairment	$-	$-	$8,054	$14,601	$468	$-	$23,123
Collectively evaluated for impairment	107,855	29,079	282,435	336,647	50,051	9,898	815,965

Total	$107,855	$29,079	$290,489	$351,248	$50,519	$9,898	$839,088

December 31, 2019
Allowance Balance
Ending balance

Individually evaluated for impairment	$-	$-	$26	$-	$-	$-	$26
Collectively evaluated for impairment	782	378	2,999	2,887	642	132	7,820

Total	$782	$378	$3,025	$2,887	$642	$132	$7,846

Gross Loans
Ending balance

Individually evaluated for impairment	$-	$-	$5,841	$2,750	$2,527	$-	$11,118
Collectively evaluated for impairment	70,628	34,160	267,437	258,012	55,418	11,895	697,550

Total	$70,628	$34,160	$273,278	$260,762	$57,945	$11,895	$708,668

Bank7 Corp.
Notes to Consolidated Financial Statements

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

•
Grade 4 (Substandard) – These loans are not adequately protected by the sound worth and debt service capacity of the Borrower, but may be well – secured. They have defined weaknesses relative to cash flow, collateral, financial condition, or other factors that might jeopardize repayment of all of the principal and interest on a timely basis. There is the possibility that a future loss will occur if weaknesses are not remediated.

The Company evaluates the definitions of loan grades and the allowance for loan losses methodology on an ongoing basis.  No changes were made to either during the period ended December 31, 2020.

The following table presents the credit risk profile of the Company’s loan portfolio based on internal rating category as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2020
Grade
1 (Pass)	$107,855	$28,711	$248,194	$328,656	$50,051	$9,898	$773,365
2 (Watch)	-	368	24,155	7,691	-	-	32,214
3 (Special Mention)	-	-	10,086	300	-	-	10,386
4 (Substandard)	-	-	8,054	14,601	468	-	23,123

Total	$107,855	$29,079	$290,489	$351,248	$50,519	$9,898	$839,088

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2019
Grade
1 (Pass)	$70,628	$33,622	$267,437	$241,176	$53,290	$11,895	$678,048
2 (Watch)	-	538	-	5,312	-	-	5,850
3 (Special Mention)	-	-	-	11,524	2,128	-	13,652
4 (Substandard)	-	-	5,841	2,750	2,527	-	11,118

Total	$70,628	$34,160	$273,278	$260,762	$57,945	$11,895	$708,668

Bank7 Corp.
Notes to Consolidated Financial Statements

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	Past Due						Total Loans > 90 Days & Accruing
	30–59 Days	60–89 Days	Greater than 90 Days	Total	Current	Total Loans

December 31, 2020
Construction & development	$714	$-	$-	$714	$107,141	$107,855	$-
1 - 4 Family Real Estate	-	-	-	-	29,079	29,079	-
Commercial Real Estate - other	1,444	-	1,960	3,404	287,085	290,489	1,960
Commercial & industrial	-	-	-	-	351,248	351,248	-
Agricultural	-	-	-	-	50,519	50,519	-
Consumer	193	-	-	193	9,705	9,898	-

Total	$2,351	$-	$1,960	$4,311	$834,777	$839,088	$1,960

December 31, 2019
Construction & development	$-	$-	$-	$-	$70,628	$70,628	$-
1 - 4 Family Real Estate	-	-	-	-	34,160	34,160	-
Commercial Real Estate - other	-	-	-	-	273,278	273,278	-
Commercial & industrial	-	-	14	14	260,748	260,762	14
Agricultural	-	-	598	598	57,347	57,945	598
Consumer	90	-	-	90	11,805	11,895	-

Total	$90	$-	$612	$702	$707,966	$708,668	$612

The following table presents impaired loans as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

December 31, 2020
Construction & development	$-	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-	570	-
Commercial Real Estate - other	8,353	8,054	-	8,054	-	5,209	554
Commercial & industrial	18,082	14,424	177	14,601	177	15,668	1,049
Agricultural	768	468	-	468	-	2,318	(13)
Consumer	-	-	-	-	-	-	-

Total	$27,203	$22,946	$177	$23,123	$177	$23,765	$1,590

December 31, 2019
Construction & development	$-	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-	208	-
Commercial Real Estate - other	5,841	4,032	1,809	5,841	26	2,557	440
Commercial & industrial	2,750	2,750	-	2,750	-	5,495	281
Agricultural	2,527	1,744	-	1,744	-	2,238	174
Consumer	-	-	-	-	-	98	-

Total	$11,118	$8,526	$1,809	$10,335	$26	$10,596	$895

Impaired loans include nonperforming loans and also include loans modified in troubled-debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At December 31, 2020, the Company had $1.6 million of commercial real estate, $10.9 million of commercial and industrial, and $469,000 of agricultural loans that were modified in troubled-debt restructurings and impaired and $1.8 million of commercial real estate and $900,000 of agricultural loan modifications as of December 31, 2019.  There were $11.4 million in newly modified troubled-debt restructurings during the year ended December 31, 2020, consisting of $10.9 million of commercial and industrial loans and $469,000 in agricultural loans. The modification of the terms of the TDR loan included a reduction of the stated interest rate of the loan to a stated rate of interest lower than the current market rate for new debt with similar risk.

Bank7 Corp.
Notes to Consolidated Financial Statements

Troubled-debt restructurings of $10.9 million in commercial and industrial and $469,000 in agricultural loans modified in the past twelve months subsequently defaulted during the period ended December 31, 2020.

The following table represents information regarding nonperforming assets at December 31, 2020 and December 31, 2019 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2020
Nonaccrual loans	$-	$-	$3,043	$11,063	$469	$-	$14,575
Troubled-debt restructurings (1)	-	-	-	-	-	-	-
Accruing loans 90 or more days past due	-	-	1,960	-	-	-	1,960

Total nonperforming loans	$-	$-	$5,003	$11,063	$469	$-	$16,535

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2019
Nonaccrual loans	$-	$-	$1,809	$-	$-	$-	$1,809
Troubled-debt restructurings (1)	-	-	-	-	912	-	912
Accruing loans 90 or more days past due	-	-	-	14	598	-	612

Total nonperforming loans	$-	$-	$1,809	$14	$1,510	$-	$3,333

(1) $12.98 million and $1.81 million of TDRs as of December 31, 2020 and 2019, respectively, are included in the nonaccrual loans balance in the line above.

The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) January 1, 2022. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of December 31, 2020, eight loans totaling $33.0 million were modified, related to COVID-19, which were not considered troubled debt restructurings.

Bank7 Corp.
Notes to Consolidated Financial Statements

Note 6:	Premises and Equipment

Major classifications of premises and equipment, stated at cost and net of accumulated depreciation are as follows (dollars in thousands):

	December, 2020	December 31, 2019

Land, buildings and improvements	$10,172	$9,942
Furniture and equipment	2,177	2,117
Automobiles	846	760
	13,195	12,819
Less accumulated depreciation	(4,044)	(3,195)

Net premises and equipment	$9,151	$9,624

Note 7:	Intangible Assets

The gross carrying amount and accumulated amortization of recognized intangible assets at December 31, 2020 and 2019, were (dollars in thousands):

	December 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangible	$2,061	$(1,489)	$2,061	$(1,283)

Bank7 Corp.
Notes to Consolidated Financial Statements

Amortization expense for intangible assets totaled $206,000 for the years ended December 31, 2020, 2019, and 2018.  Estimated amortization expense for each of the following four years is as follows (dollars in thousands):

2021	$206
2022	206
2023	160

$572

Note 8:	Interest-Bearing Deposits

Interest-bearing time deposits in denominations of $250,000 or more were $76.8 million and $57.0 million at December 31, 2020 and 2019, respectively.

At December 31, 2020, the scheduled maturities of interest-bearing time deposits were as follows (dollars in thousands):

2021	$164,753
2022	27,950
2023	18,613
2024	771
Thereafter	51

$212,138

Note 9:	Income Taxes

In connection with the initial public offering, as discussed in Note 2, the Company terminated its S Corporation status and became a taxable entity (“C Corporation”) effective September 24, 2018.

Bank7 Corp.
Notes to Consolidated Financial Statements

The (benefit)/provision for income taxes for the years ended December 31, 2020, 2019 and 2018 consists of the following (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018

Federal:
Current	$5,944	$5,516	$1,563
Deferred	(684)	-	(1,036)
Total federal tax provision	$5,260	$5,516	$527

State:
Current	$1,549	$1,308	$303
Deferred	(191)	20	(33)
Total state tax provision	$1,358	$1,328	$270

Total income tax provision	$6,618	$6,844	$797

The provision for income taxes for the years ended December 31, 2020, 2019 and 2018 differs from the federal rate of 21% due to the following:

	Year Ended December 31,
	2020	2019	2018

Statutory U.S. Federal Income Tax	$5,434	$3,160	$5,417
Increase (decrease) resulting from:
State Taxes	1,077	1,048	213
Benefit of S corporation status	-	-	(3,933)
Permanent Differences	118	2,327	-
Conversion as of September 24, 2018 to C Corporation	-	-	(863)
Other	(11)	309	(37)
Provision for income taxes	$6,618	$6,844	$797

Bank7 Corp.
Notes to Consolidated Financial Statements

Deferred tax assets (liabilities) included in other assets in the accompanying consolidated balance sheet consist of the following:

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Allowance for loan losses	$2,395	$1,918
Non-accrual loans	156	60
Deferred revenue	302	165
Deferred compensation	152	78
Total deferred tax assets	$3,005	$2,221

Deferred tax liabilities:
Property and equipment	$(753)	$(320)
Intangible assets	(180)	(202)
Prepaid expenses	(94)	(122)
Method change IRC 481(a)	-	(476)
Other	(14)	(12)
Total deferred tax liabilities	$(1,041)	$(1,132)

Net deferred tax assets	$1,964	$1,089

In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize all benefits related to these deductible differences as of December 31, 2020.

The Company does not have any net operating loss or tax credit carryforwards as of December 31, 2020.

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

Bank7 Corp.
Notes to Consolidated Financial Statements

	For the Year Ended December 31,
	2020	2019

Balance at beginning of year	$13	$13
Additions for positions taken in prior years	-	-
Reductions for positions taken in prior years	-	-
Balance at end of year	$13	$13

There were no interest or penalties related to uncertain tax positions reflected in the consolidated statements of income for the years ended December 31, 2020, 2019, and 2018.

Note 10:	Letters of Credit

The Bank has entered into an arrangement with the FHLB resulting in the FHLB issuing letters of credit on behalf of the Bank with the resulting beneficiary being certain public funds in connection with these deposits.  Outstanding letters of credit to secure these public funds at December 31, 2020 and 2019 were $884,000 and $1.3 million, respectively.  Loans with a collateral value of approximately $65.7 million were used to secure the letters of credit.

Note 11:	Advances and Borrowings

The Bank has a blanket floating lien security agreement with a maximum borrowing capacity of $64.8 million at December 31, 2020, with the FHLB, under which the Bank is required to maintain collateral for any advances, including its stock in the FHLB, as well as qualifying first mortgage and other loans.  The Bank had no advances from the FHLB at December 31, 2020 or 2019.

Bank7 Corp.
Notes to Consolidated Financial Statements

Note 12:	Shareholders’ Equity

On September 5, 2019, the Company adopted a Repurchase Plan (the “RP”). The RP initially authorized the repurchase of up to 500,000 shares of the Company’s common stock. On March 13, 2020, the Company’s Board of Directors approved a 500,000 share expansion, and on November 2, 2020, approved a 750,000 share expansion to the existing stock repurchase program, for a total of 1,750,000 shares authorized under the program. All shares repurchased under the RP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the RP may be determined by management. At December 31, 2020, there were 717,822 shares remaining that could be repurchased under the Company’s Repurchase Program.  Stock repurchases under the RP will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management.  A summary of the activity under the RP is as follows:

	Year Ended December 31,
	2020	2019
Number of shares repurchased	1,032,178	-
Average price of shares repurchased	$8.73	$-
Shares remaining to be repurchased	717,822	500,000

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I, and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2020, that the Company and Bank meet all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of December 31, 2020, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Bank7 Corp.
Notes to Consolidated Financial Statements

In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility (the “PPP Facility”) and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. The PPP loans of $44.9 million we originated are included in the calculation of our leverage ratio as of December 31, 2020 as we did not utilize the PPP Facility for funding purposes.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirements		With Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2020
Total capital to risk-weighted assets
Company	$115,375	14.73%	$62,641	8.00%	$82,216	10.50%	N/A	N/A
Bank	$115,335	14.75%	$62,563	8.00%	$82,114	10.50%	$78,204	10.00%
Tier I capital to risk-weighted assets
Company	$105,736	13.50%	$46,981	6.00%	$66,556	8.50%	N/A	N/A
Bank	$105,696	13.51%	$46,922	6.00%	$66,473	8.50%	$62,563	8.00%
CET I capital to risk-weighted assets
Company	$105,736	13.50%	$35,236	4.50%	$54,811	7.00%	N/A	N/A
Bank	$105,696	13.51%	$35,192	4.50%	$54,743	7.00%	$50,832	6.50%
Tier I capital to average assets
Company	$105,736	10.78%	$39,218	4.00%	N/A	N/A	N/A	N/A
Bank	$105,696	10.78%	$39,233	4.00%	N/A	N/A	$49,041	5.00%

As of December 31, 2019
Total capital to risk-weighted assets
Company	$105,137	15.25%	$55,157	8.00%	$72,393	10.50%	N/A	N/A
Bank	$106,148	15.42%	$55,076	8.00%	$72,287	10.50%	$68,845	10.00%
Tier I capital to risk-weighted assets
Company	$97,291	14.11%	$41,368	6.00%	$58,604	8.50%	N/A	N/A
Bank	$98,302	14.28%	$41,307	6.00%	$58,518	8.50%	$55,076	8.00%
CET I capital to risk-weighted assets
Company	$97,291	14.11%	$31,026	4.50%	$48,262	7.00%	N/A	N/A
Bank	$98,302	14.28%	$30,980	4.50%	$48,192	7.00%	$44,749	6.50%
Tier I capital to average assets
Company	$97,291	11.53%	$33,833	4.00%	N/A	N/A	N/A	N/A
Bank	$98,302	11.65%	$33,793	4.00%	N/A	N/A	$42,241	5.00%

The federal banking agencies require that banking organizations meet several risk-based capital adequacy requirements. The current risk-based capital standards applicable to the Company and the Bank are based on the Basel III Capital Rules established by the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments.

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

Bank7 Corp.
Notes to Consolidated Financial Statements

The Basel III Capital Rules also require a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios.  Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer) are subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers based on the amount of the shortfall.

As of December 31, 2020, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

Bank7 Corp.
Notes to Consolidated Financial Statements

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At December 31, 2020, approximately $36.8 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 13:	Related-Party Transactions

At December 31, 2020 and December 31, 2019, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties) approximating $0 and $1.1 million, respectively.  A summary of these loans is as follows (dollars in thousands):

	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period

Year ended December 31, 2020	$1,055	$-	$(1,055)	$-
Year ended December 31, 2019	$6,897	$2,613	$(8,455)	$1,055

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

The Bank leases office and retail banking space in Woodward, Oklahoma from Haines Realty Investments Company, LLC, a related party of the Company.  Lease expense totaled $177,000, $184,000 and $184,000 for the years ended December 31, 2020, 2019 and 2018, respectively.  In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

During the year, the Bank sold two loans to Haines Capital Group, LLC, a related party of the Company, totaling $20.4 million in principal and accrued interest.  The loans were sold in-full, at par value and without recourse.

Note 14:	Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to the maximum legal limit with the Bank matching up to 5% of the employee’s salary. Employer contributions charged to expense for the years ended December 31, 2020, 2019 and 2018 totaled $230,000, $223,000 and $198,000, respectively.

Bank7 Corp.
Notes to Consolidated Financial Statements

Stock-Based Compensation

The Company adopted a nonqualified incentive stock option plan (the “Bank7 Corp. 2018 Equity Incentive Plan”) in September 2018 and amended the Bank7 Corp. 2018 Equity Plan on May 20, 2020 adding an additional 507,500 shares to the plan. The Bank7 Corp. 2018 Equity Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Plan for the years ended December 31, 2020, 2019 and 2018 totaled $771,000, $628,000 and $154,000, respectively. There were 694,750 shares available for future grants as of December 31, 2020.

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

Bank7 Corp.
Notes to Consolidated Financial Statements

The following table is a summary of the stock option activity under the Bank7 Corp. 2018 Equity Incentive Plan (dollar amounts in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Twelve Months Ended December 31, 2020
Outstanding at December 31, 2019	163,000	$18.75
Options Granted	26,500	18.49
Options Exercised	-	-
Options Forfeited	(4,250)	17.73
Outstanding at December 31, 2020	185,250	18.73	7.94	$0
Exercisable at December 31, 2020	75,625	18.88	7.75	$0
Twelve Months Ended December 31, 2019
Outstanding at December 31, 2018	150,000	$19.00
Options Granted	20,500	16.98
Options Exercised	-	-
Options Forfeited	(7,500)	19.00
Outstanding at December 31, 2019	163,000	18.75	8.79	$41
Exercisable at December 31, 2019	35,625	19.00	8.73	$0

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

Bank7 Corp.
Notes to Consolidated Financial Statements

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the period presented:

	Year Ended
	December 31, 2020	December 31, 2019
Risk-free interest rate	1.71%	2.48%
Dividend yield	2.20%	2.20%
Stock price volatility	41.27%	31.14%
Expected term	7.51	7.01

The following table summarizes share information about RSUs for the years ended December 31, 2020 and 2019:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Twelve Months Ended December 31, 2020
Outstanding at December 31, 2019	104,000	$19.09
Shares granted	41,000	16.19
Shares settled	(26,000)	19.09
Shares forfeited	(1,000)	18.49
End of the period balance	118,000	$18.09

Twelve Months Ended December 31, 2019
Outstanding at December 31, 2018	130,000	$19.09
Shares granted	-	-
Shares settled	(26,000)	19.09
Shares forfeited	-	-
End of the period balance	104,000	$19.09

As of December 31, 2020, there was approximately $1.9 million of unrecognized compensation expense related to 118,000 unvested RSUs and $363,000 of unrecognized compensation expense related to 185,250 unvested and/or unexercised stock options.  The stock option expense is expected to be recognized over a weighted average period of 2.22 years, and the RSU expense is expected to be recognized over a weighted average period of 3.08 years.

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

Bank7 Corp.
Notes to Consolidated Financial Statements

Level 3	Unobservable inputs supported by little or no market activity and significant to the fair value of the assets or liabilities

Recurring Measurements

There were no assets measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2020 and December 31, 2019 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2020
Impaired loans (collateral- dependent)	$11,358	$-	$-	$11,358

December 31, 2019
Impaired loans (collateral- dependent)	$1,783	$-	$-	$1,783

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

Bank7 Corp.
Notes to Consolidated Financial Statements

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted- Average
December 31, 2020
Collateral-dependent impaired loans	$11,358	Appraisals from comparable properties	Estimated cost to sell	3-5%

December 31, 2019
Collateral-dependent impaired loans	$1,783	Appraisals from comparable properties	Estimated cost to sell	3-5%

Bank7 Corp.
Notes to Consolidated Financial Statements

The following tables presents estimated fair values of the Company’s financial instruments not recorded at fair value at December 31, 2020 and December 31, 2019 (dollars in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2020

Financial Assets
Cash and due from banks	$153,901	$153,901	$-	$-	$153,901
Interest-bearing time deposits in other banks	$16,412	$-	$16,412	$-	$16,412
Loans, net of allowance	$826,974	$-	$815,223	$11,358	$826,581
Mortgage loans held for sale	$324	$-	$324	$-	$324
Nonmarketable equity securities	$1,172	$-	$1,172	$-	$1,172
Interest receivable	$4,365	$-	$4,365	$-	$4,365

Financial Liabilities
Deposits	$905,514	$-	$904,928	$-	$904,928
Interest payable	$286	$-	$286	$-	$286

December 31, 2019

Financial Assets
Cash and due from banks	$117,128	$117,128	$-	$-	$117,128
Interest-bearing time deposits in other banks	$30,147	$-	$30,147	$-	$30,147
Loans, net of allowance	$699,458	$-	$698,698	$1,783	$700,481
Mortgage loans held for sale	$1,031	$-	$1,031	$-	$1,031
Nonmarketable equity securities	$1,100	$-	$1,100	$-	$1,100
Interest receivable	$3,954	$-	$3,954	$-	$3,954

Financial Liabilities
Deposits	$757,483	$-	$757,520	$-	$757,520
Interest payable	$636	$-	$636	$-	$636

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

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at December 31, 2020 or December 31, 2019.

Note 16:	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets.  The following summarizes those financial instruments with contract amounts representing credit risk as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	December 31, 2020	December 31, 2019

Commitments to extend credit	$206,520	$191,459
Financial and performance standby letters of credit	2,366	3,338

	$208,886	$194,797

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

As of December 31, 2020, hospitality loans were 23% of gross total loans with outstanding balances of $194.3 million and unfunded commitments of $65.0 million; energy loans were 12% of gross total loans with outstanding balances of $101.9 million and unfunded commitments of $10.7 million.

The Company evaluates goodwill for potential goodwill impairment on an annual basis or more often based on consideration if any impairment indicators have occurred. A prolonged strain on the U.S. economy impacting the Company could result in goodwill being partially or fully impaired. At December 31, 2020, goodwill of $1.0 million was recorded on the consolidated balance sheet.

Note 18:	Operating Leases

The Company leases certain of its branch facilities and office equipment under operating leases.  Rental expense for these leases was $837,000, $770,000 and $596,000 for the years ended December 31, 2020, 2019, and 2018 respectively.

Future minimum rental commitments of branch facilities and office equipment due under non-cancelable operating leases at December 31, 2020, were as follows (dollars in thousands):

2021	470
2022	225
2023	164
2024	46
Thereafter	4
$909

Bank7 Corp.
Notes to Consolidated Financial Statements

Note 19:	Parent-only Financial Statements

Condensed Balance Sheets
Assets	December 31, 2020	December 31, 2019

Cash and due from banks	$302	$296
Investment in bank subsidiary	106,268	99,076
Dividends receivable	995	5,029
Goodwill	1,011	1,011
Other assets	-	-

Total assets	$108,576	$105,412

Liabilities and Shareholders’ Equity

Other liabilities	1,257	5,286

Total liabilities	1,257	5,286

Total shareholders’ equity	107,319	100,126

Total liabilities and shareholders’ equity	$108,576	$105,412

Bank7 Corp.
Notes to Consolidated Financial Statements

Condensed Statements of Income	For the Years Ended December 31,
	2020	2019	2018
Income
Dividends received from subsidiary bank	$12,846	$6,035	$11,930
Other	-	155	-

Total Income	12,846	6,190	11,930

Expense
Interest expense	-	-	175
Other	-	4	315

Total expense	-	4	490

Income and equity in undistributed net income of bank subsidiary	12,846	6,185	11,440
Equity in undistributed net income of bank subsidiary	6,420	2,040	13,521

Income before Taxes	19,266	8,225	24,961
Income tax expense	-	-	(39)

Net Income Available to Common Shareholders	$19,266	$8,225	$25,000

Condensed Statements of Cash Flows	For the Years Ended December 31,
	2020	2019	2018

Operating Activities
Net income	$19,266	$8,225	$25,000
Items not requiring (providing) cash
Equity in undistributed net income	(6,420)	(2,040)	(13,521)
Dividends receivable from subsidiary bank	(995)	(5,029)	-
Stock-based compensation expense	-	-	154

Changes in
Accounts payable and accrued expenses	-	(149)	-
Other current assets and liabilities	5,034	-	199

Net cash provided by operating activities	16,885	1,007	11,832

Financing Activities
Repayment of borrowed funds	-	-	(5,600)
Common stock acquired and canceled	(9,076)	-	50,154
Dividends paid	(7,803)	(1,006)	(56,155)

Net cash used in financing activities	(16,879)	(1,006)	(11,601)

Increase in Cash and Due from Banks	6	1	231

Cash and Due from Banks, Beginning of Period	296	295	64

Cash and Due from Banks, End of Period	$302	$296	$295

Supplemental Disclosure of Cash Flows Information
Interest paid	$-	$-	$175
Dividends declared and not paid	$995	$5,029	$-

Bank7 Corp.
Notes to Consolidated Financial Statements

Note 20:	Selected Quarterly Financial Data (Unaudited)

The following tables summarize the unaudited condensed results of operations for each of the quarters during the fiscal years ended December 31, 2020 and 2019:

	For the three months ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net interest income	$11,432	$11,929	$11,601	$12,199
Provision for loan losses	650	1,400	1,250	2,050
Noninterest income	330	301	334	700
Noninterest expense	4,353	4,123	4,584	4,532
Income before income taxes	6,759	6,707	6,101	6,317
Income tax expense	1,708	1,671	1,661	1,578
Net income	$5,051	$5,036	$4,440	$4,739
EPS
Basic	$0.51	$0.54	$0.48	$0.52
Diluted	$0.51	$0.54	$0.48	$0.52

	For the three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net interest income	$10,353	$10,583	$10,600	$10,657
Provision for loan losses	-	-	-	-
Noninterest income	223	295	509	281
Noninterest expense	3,755	4,048	16,072	4,557
Income (loss) before income taxes	6,821	6,830	(4,963)	6,381
Income tax expense	1,705	1,704	1,556	1,879
Net income (loss)	$5,116	$5,126	$(6,519)	$4,502
EPS
Basic	$0.50	$0.50	$(0.64)	$0.45
Diluted	$0.50	$0.50	$(0.64)	$0.45

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure

a)	Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2020 of the Company’s disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-K.

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

d)	Changes in Internal Control Over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 11.   Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 14.   Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

Financial Statements

See index to Consolidated Financial Statements on page 55.

Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under “Part II — Item 8. Financial Statements and Supplementary Data.”

Exhibits

3.1	Amended and Restated Certificate of Incorporation of Bank7 Corp.(1)

3.2	Amended and Restated Bylaws of Bank7 Corp.(2)

4.1	Specimen Common Stock Certificate of Bank7 Corp.(3)

4.2	Description of Common Stock Securities Registered Pursuant to Section 12 of the Exchange Act of 1934(4)

4.3	Form of Indenture for Senior Debt Securities(5)

4.4	Form of Indenture for Subordinated Debt Securities(6)

10.1	Form of Tax Sharing Agreement(7)

10.2	Bank7 Corp. 2018 Equity Incentive Plan(8)

10.2.1	First Amendment to Bank7 Corp. 2018 Equity Incentive Plan(9)

10.3	Form of Stock Option award Agreement under the Bank7 Corp. 2018 Equity Incentive Plan(10)

10.4	Form of Restricted Stock Unit Award Agreement under the Bank7 Corp. 2018 Equity Incentive Plan(11)

10.5	Form of Indemnification Agreement(12)

10.6	Form of Registration Rights Agreement(13)

21.1	Subsidiaries of Bank7 Corp.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files from the Company's Annual Report on Form 10-K for the year ended December 31, 2020:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Shareholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2018 (File No. 333-227010).

(2)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2018 (File No. 333-227010).

(3)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(4)	Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 30, 2020.

(5)	Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 16, 2020.

(6)	Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 16, 2020.

(7)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2018 (File No. 333-227010).

(8)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(9)	Incorporated by reference to Appendix A to the Registrant Proxy Statement for its 2020 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 31, 2020.

(10)	Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(11)	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(12)	Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(13)	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2018 (File No. 333-227010).

Item 16.   Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank7 Corp.

Date: March 25, 2021	By:	/s/ Thomas L. Travis
Thomas L. Travis
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kelly J. Harris
Kelly J. Harris
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William B. Haines	Director; Chairman	March 25, 2021
William B. Haines

/s/ Thomas L. Travis	Director; President and Chief Executive Officer (Principal Executive Officer)	March 25, 2021
Thomas L. Travis

/s/ Charles W. Brown	Director	March 25, 2021
Charles W. Brown

/s/ William M. Buergler	Director	March 25, 2021
William M. Buergler

/s/ John T. Phillips	Director	March 25, 2021
John T. Phillips

/s/ Gary D. Whitcomb	Director	March 25, 2021
Gary D. Whitcomb

/s/ J. Michael Sanner	Director	March 25, 2021
J. Michael Sanner