Form 10-Q
period 2021-03-31
Bank7 Corp.
filed 2021-05-11
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

As of May 11, 2021, the registrant had 9,049,256 shares of common stock, par value $0.01, outstanding.

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

Item 1.	Unaudited Financials

Bank7 Corp.
Unaudited Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

Assets	March 31, 2021 (unaudited)	December 31, 2020

Cash and due from banks	$170,132	$153,901
Interest-bearing time deposits in other banks	6,963	16,412
Loans, net of allowance for loan losses of $10,864 and $9,639 at March 31, 2021 and December 31, 2020, respectively	850,544	826,974
Loans held for sale, at fair value	-	324
Premises and equipment, net	9,053	9,151
Nonmarketable equity securities	1,187	1,172
Goodwill and other intangibles, net	1,536	1,583
Interest receivable and other assets	6,661	7,152

Total assets	$1,046,076	$1,016,669

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$269,087	$246,569
Interest-bearing	659,942	658,945

Total deposits	929,029	905,514

Income taxes payable	2,050	9
Interest payable and other liabilities	3,267	3,827

Total liabilities	934,346	909,350

Shareholders’ equity
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, non-voting, par value $0.01 per share, 20,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding: 9,049,256 and 9,044,765 at March 31, 2021 and December 31, 2020 respectively	90	90
Additional paid-in capital	93,464	93,162
Retained earnings	18,176	14,067

Total shareholders’ equity	111,730	107,319

Total liabilities and shareholders’ equity	$1,046,076	$1,016,669

See Notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Income
(Dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2021	2020
Interest Income
Loans, including fees	$13,094	$13,106
Interest-bearing time deposits in other banks	68	162
Interest-bearing deposits in other banks	26	239

Total interest income	13,188	13,507

Interest Expense
Deposits	875	2,075

Total interest expense	875	2,075

Net Interest Income	12,313	11,432

Provision for Loan Losses	1,275	650

Net Interest Income After Provision for Loan Losses	11,038	10,782

Noninterest Income
Secondary market income	14	38
Service charges on deposit accounts	120	119
Other	203	173

Total noninterest income	337	330

Noninterest Expense
Salaries and employee benefits	2,790	2,474
Furniture and equipment	202	216
Occupancy	472	461
Data and item processing	279	276
Accounting, marketing and legal fees	148	126
Regulatory assessments	141	23
Advertising and public relations	34	269
Travel, lodging and entertainment	89	53
Other	390	455

Total noninterest expense	4,545	4,353

Income Before Taxes	6,830	6,759
Income tax expense	1,726	1,708
Net Income	$5,104	$5,051

Earnings per common share - basic	$0.56	$0.51
Earnings per common share - diluted	0.56	0.51
Weighted average common shares outstanding - basic	9,049,007	9,972,899
Weighted average common shares outstanding - diluted	9,058,685	9,972,899

See Notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(Dollar Amounts in thousands, except share data)

	Three Months Ended March 31,
	2021	2020
Common Stock (Shares)
Balance at beginning of period	9,044,765	10,057,506
Shares issued for restricted stock units	4,491	-
Shares acquired and canceled	-	(793,094)
Balance at end of period	9,049,256	9,264,412

Common Stock (Amount)
Balance at beginning of period	$90	$101
Shares acquired and canceled	-	(8)
Balance at end of period	$90	$93

Additional Paid-in Capital
Balance at beginning of period	$93,162	$92,391
Stock-based compensation expense	302	180
Balance at end of period	$93,464	$92,571

Retained Earnings
Balance at beginning of period	$14,067	$7,634
Net income	5,104	5,051
Common stock acquired and canceled	-	(6,807)
Cash dividends declared ($0.11 and $0.10 per share for March 31, 2021 and 2020, respectively)	(995)	(926)
Balance at end of period	$18,176	$4,952

Total Shareholders' equity	$111,730	$97,616

See Notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in thousands)

	For the Three Months Ended March 31,
	2021	2020

Operating Activities
Net income	$5,104	$5,051
Items not requiring (providing) cash
Depreciation and amortization	262	270
Provision for loan losses	1,275	650
Gain on sales of loans	(14)	(38)
Stock-based compensation expense	302	180
Cash receipts from the sale of loans originated for sale	2,267	2,440
Cash disbursements for loans originated for sale	(1,929)	(1,371)
Deferred income tax benefit	(314)	(20)
Changes in
Interest receivable and other assets	805	203
Interest payable and other liabilities	1,481	1,098

Net cash provided by operating activities	9,239	8,463

Investing Activities
Maturities of interest-bearing time deposits in other banks	9,449	12,723
Purchases of interest-bearing time deposits in other banks	-	(12,678)
Net change in loans	(24,845)	(78,412)
Purchases of premises and equipment	(117)	(238)
Change in nonmarketable equity securities	(15)	11

Net cash used in investing activities	(15,528)	(78,594)

Financing Activities
Net change in deposits	23,515	113,473
Cash distributions	(995)	(5,029)
Common stock acquired and canceled	-	(6,815)

Net cash provided by financing activities	22,520	101,629

Increase in Cash and Due from Banks	16,231	31,498

Cash and Due from Banks, Beginning of Period	153,901	117,128

Cash and Due from Banks, End of Period	$170,132	$148,626

Supplemental Disclosure of Cash Flows Information
Interest paid	$969	$2,245
Dividends declared and not paid	$995	$926

See Notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position, results of operations, and cash flows of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2020, the date of the most recent annual report.  The condensed consolidated balance sheet of the Company as of December 31, 2020 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and notes normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The information contained in the financial statements and footnotes included in Company’s annual report for the year ended December 31, 2020, should be referred to in connection with these unaudited interim consolidated financial statements. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Share Repurchase Program

During the three months ended March 31, 2021, there were no repurchased shares under the Company’s share repurchase program. During the three months ended March 31, 2020, 793,094 shares were repurchased under the Company’s share repurchase program at an average price of $8.59 per share.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, the Bank and its subsidiary, 1039 NW 63rd, LLC, which holds real estate utilized by the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The ASU requires lessees to recognize a lease liability and a right-of-use asset for all leases, excluding short-term leases, at the commencement date.  The guidance in the ASU is effective for reporting periods beginning after December 15, 2021.  Additionally, a modified retrospective transition approach is required for a leases existing at the earliest comparative period presented.  Management is assessing the impact of this ASU; however, it is not expected to have a significant impact on the Company’s financial condition, results of operation, or capital position, but will impact the presentation on the balance sheet of the Company’s current operating leases.  The Company will adopt this ASU in the fourth quarter of 2021.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

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

In April 2020, the Company began originating loans to qualified small businesses under the Paycheck Protection Program (PPP) administered by the Small Business Administration (SBA). PPP loans are fully guaranteed by the SBA and thus have a zero percent risk weight under applicable risk-based capital rules. As of March 31, 2021, the Company had 401 PPP loans with balances totaling $64.7 million.

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

On March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, effectively eliminating reserve requirements for all depository institutions.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table shows the computation of basic and diluted earnings per share:

	For the three months ended March 31,
	2021	2020
(Dollars in thousands, except per share amounts)
Numerator
Net income	$5,104	$5,051

Denominator
Weighted-average shares outstanding for basic earnings per share	9,049,007	9,972,899
Dilutive effect of stock compensation (1)	9,678	-
Denominator for diluted earnings per share	9,058,685	9,972,899

Earnings per common share
Basic	$0.56	$0.51
Diluted	$0.56	$0.51

(1) The following have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented: Nonqualified stock options outstanding of 265,750 and 186,500 for the three month periods ended March 31, 2021 and 2020, respectively; Restricted stock units of 30,000 for the three month period ended March 31, 2021

Note 4:	Loans and Allowance for Loan Losses

A summary of loans at March 31, 2021 and December 31, 2020, are as follows (dollars in thousands):

	March 31, 2021	December 31, 2020

Construction & development	$108,714	$107,855
1 - 4 family real estate	34,454	29,079
Commercial real estate - other	308,399	290,489
Total commercial real estate	451,567	427,423

Commercial & industrial	361,440	351,248
Agricultural	42,346	50,519
Consumer	8,907	9,898

Gross loans	864,260	839,088

Less allowance for loan losses	(10,864)	(9,639)
Less deferred loan fees	(2,852)	(2,475)

Net loans	$850,544	$826,974

Included in the commercial & industrial loan balance are $64.7 million and $44.9 million of loans that were originated under the SBA PPP program as of March 31, 2021 and December 31, 2020, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

March 31, 2021
Balance, beginning of period	$1,239	$334	$3,337	$4,035	$580	$114	$9,639

Charge-offs	-	-	-	-	-	(50)	(50)
Recoveries	-	-	-	-	-	-	-

Net charge-offs	-	-	-	-	-	(50)	(50)

Provision (credit) for loan losses	128	99	540	508	(48)	48	1,275

Balance, end of period	$1,367	$433	$3,877	$4,543	$532	$112	$10,864

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

March 31, 2020
Balance, beginning of period	$782	$378	$3,025	$2,887	$642	$132	$7,846

Charge-offs	-	-	-	-	-	-	-
Recoveries	-	1	-	6	10	-	17

Net recoveries	-	1	-	6	10	-	17

Provision (credit) for loan losses	162	(3)	7	602	(101)	(17)	650

Balance, end of period	$944	$376	$3,032	$3,495	$551	$115	$8,513

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents, by portfolio segment, the balance in allowance for loan losses and the gross loans based upon portfolio segment and impairment method as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

March 31, 2021
Allowance Balance
Ending balance Individually evaluated for impairment	$-	$-	$-	$171	$-	$-	$171
Collectively evaluated for impairment	1,367	433	3,877	4,372	532	112	10,693

Total	$1,367	$433	$3,877	$4,543	$532	$112	$10,864

Gross Loans
Ending balance Individually evaluated for impairment	$-	$-	$7,974	$14,290	$409	$188	$22,861
Collectively evaluated for impairment	108,714	34,454	300,425	347,150	41,937	8,719	841,399

Total	$108,714	$34,454	$308,399	$361,440	$42,346	$8,907	$864,260

December 31, 2020
Allowance Balance
Ending balance Individually evaluated for impairment	$-	$-	$-	$177	$-	$-	$177
Collectively evaluated for impairment	1,239	334	3,337	3,858	580	114	9,462

Total	$1,239	$334	$3,337	$4,035	$580	$114	$9,639

Gross Loans
Ending balance Individually evaluated for impairment	$-	$-	$8,054	$14,601	$468	$-	$23,123
Collectively evaluated for impairment	107,855	29,079	282,435	336,647	50,051	9,898	815,965

Total	$107,855	$29,079	$290,489	$351,248	$50,519	$9,898	$839,088

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

Consumer – The consumer loan portfolio consists of various term and line of credit loans such as automobile loans and loans for other personal purposes. Residential loans in this category are generally secured by owner occupied 1–4 family residences. Repayment for these types of loans will come from a borrower’s income sources that are typically independent of the loan purpose.  Credit risk is driven by consumer economic factors, such as unemployment and general economic conditions in the Company’s market area and the creditworthiness of a borrower.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company evaluates the definitions of loan grades and the allowance for loan losses methodology on an ongoing basis.  No changes were made to either during the period ended March 31, 2021.

The following table presents the credit risk profile of the Company’s loan portfolio based on internal rating category as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

March 31, 2021
Grade
1 (Pass)	$108,714	$34,331	$246,748	$339,922	$41,937	$8,719	$780,371
2 (Watch)	-	123	43,326	6,561	-	-	50,010
3 (Special Mention)	-	-	10,351	667	-	-	11,018
4 (Substandard)	-	-	7,974	14,290	409	188	22,861

Total	$108,714	$34,454	$308,399	$361,440	$42,346	$8,907	$864,260

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2020
Grade
1 (Pass)	$107,855	$28,711	$248,194	$328,656	$50,051	$9,898	$773,365
2 (Watch)	-	368	24,155	7,691	-	-	32,214
3 (Special Mention)	-	-	10,086	300	-	-	10,386
4 (Substandard)	-	-	8,054	14,601	468	-	23,123

Total	$107,855	$29,079	$290,489	$351,248	$50,519	$9,898	$839,088

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	Past Due
	30–59 Days	60–89 Days	Greater than 90 Days	Total	Current	Total Loans	Total Loans > 90 Days & Accruing

March 31, 2021
Construction & development	$-	$-	$-	$-	$108,714	$108,714	$-
1 - 4 Family Real Estate	-	-	-	-	34,454	34,454	-
Commercial Real Estate - other	-	-	1,960	1,960	306,439	308,399	1,960
Commercial & industrial	-	21	-	21	361,419	361,440	-
Agricultural	-	76	-	76	42,270	42,346	-
Consumer	188	-	-	188	8,719	8,907	-

Total	$188	$97	$1,960	$2,245	$862,015	$864,260	$1,960

December 31, 2020
Construction & development	$714	$-	$-	$714	$107,141	$107,855	$-
1 - 4 Family Real Estate	-	-	-	-	29,079	29,079	-
Commercial Real Estate - other	1,444	-	1,960	3,404	287,085	290,489	1,960
Commercial & industrial	-	-	-	-	351,248	351,248	-
Agricultural	-	-	-	-	50,519	50,519	-
Consumer	193	-	-	193	9,705	9,898	-

Total	$2,351	$-	$1,960	$4,311	$834,777	$839,088	$1,960

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents impaired loans as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
						Three Months Ended March 31, 2021
March 31, 2021
Construction & development	$-	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-	-	-
Commercial Real Estate - other	8,321	7,974	-	7,974	-	8,001	122
Commercial & industrial	17,909	14,119	171	14,290	171	14,336	202
Agricultural	709	409	-	409	-	409	-
Consumer	238	188	-	188	-	63	-

Total	$27,177	$22,690	$171	$22,861	$171	$22,809	$324

December 31, 2020						Three Months Ended March 31, 2020
Construction & development	$-	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-	-	-
Commercial Real Estate - other	8,353	8,054	-	8,054	-	3,926	71
Commercial & industrial	18,082	14,424	177	14,601	177	4,093	181
Agricultural	768	468	-	468	-	2,847	38
Consumer	-	-	-	-	-	-	-

Total	$27,203	$22,946	$177	$23,123	$177	$10,866	$290

Impaired loans include nonperforming loans and also include loans modified in troubled-debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At March 31, 2021, the Company had $1.6 million of commercial real estate loans, $10.8 million of commercial industrial, and $409,000 of agricultural loans that were modified in troubled-debt restructurings and impaired, compared to $1.6 million of commercial real estate, $10.9 million of commercial and industrial, and $469,000 of agricultural loans that were modified in troubled-debt restructurings and impaired as of December 31, 2020.  There were no newly modified troubled-debt restructurings during the three months ended March 31, 2021.

There were no troubled-debt restructurings modified in the past three months that subsequently defaulted for the period ended March 31, 2021.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table represents information regarding nonperforming assets at March 31, 2021 and December 31, 2020 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

March 31, 2021
Nonaccrual loans	$-	$-	$2,898	$10,922	$409	$188	$14,417
Troubled-debt restructurings (1)	-	-	-	-	-	-	-
Accruing loans 90 or more days past due	-	-	1,960	-	-	-	1,960

Total nonperforming loans	$-	$-	$4,858	$10,922	$409	$188	$16,377

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2020
Nonaccrual loans	$-	$-	$3,043	$11,063	$469	$-	$14,575
Troubled-debt restructurings (1)	-	-	-	-	-	-	-
Accruing loans 90 or more days past due	-	-	1,960	-	-	-	1,960

Total nonperforming loans	$-	$-	$5,003	$11,063	$469	$-	$16,535

(1)	$12.71 million and $12.98 million of TDRs as of March 31, 2021 and December 31, 2020, respectively, are included in the nonaccrual loans balance in the line above.

The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) January 1, 2022. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of March 31, 2021, seven loans totaling $42.3 million were modified, related to COVID-19, which were not considered troubled debt restructurings.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 5:	Shareholders’ Equity

On September 5, 2019, the Company adopted a Repurchase Plan (the “RP”). The RP initially authorized the repurchase of up to 500,000 shares of the Company’s common stock. On March 13, 2020, the Company’s Board of Directors approved a 500,000 share expansion, and on November 2, 2020, approved a 750,000 share expansion to the existing stock repurchase program, for a total of 1,750,000 shares authorized under the program. All shares repurchased under the RP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the RP may be determined by management. At March 31, 2021, there were 717,822 shares remaining that could be repurchased under the Company’s Repurchase Program.  Stock repurchases under the RP will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management.

A summary of the activity under the RP is as follows:

	Three Months Ended March 31,
	2021	2020
Number of shares repurchased	-	793,094
Average price of shares repurchased	$-	$8.59
Shares remaining to be repurchased	717,822	206,906

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I, and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2021, that the Company and Bank meet all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of March 31, 2021, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility (the “PPP Facility”) and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. The PPP loans of $64.7 million we originated are included in the calculation of our leverage ratio as of March 31, 2021 as we did not utilize the PPP Facility for funding purposes.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirements		With Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2021
Total capital to risk-weighted assets
Company	$119,986	15.34%	$62,583	8.00%	$82,140	10.50%	N/A	N/A
Bank	119,933	15.35%	62,501	8.00%	82,033	10.50%	$78,126	10.00%
Tier I capital to risk-weighted assets
Company	110,194	14.09%	46,937	6.00%	66,494	8.50%	N/A	N/A
Bank	110,154	14.10%	46,876	6.00%	66,407	8.50%	62,501	8.00%
CET I capital to risk-weighted assets
Company	110,194	14.09%	35,203	4.50%	54,760	7.00%	N/A	N/A
Bank	110,154	14.10%	35,157	4.50%	54,688	7.00%	50,782	6.50%
Tier I capital to average assets
Company	110,194	11.23%	39,255	4.00%	N/A	N/A	N/A	N/A
Bank	110,154	11.23%	39,229	4.00%	N/A	N/A	49,036	5.00%

As of December 31, 2020
Total capital to risk-weighted assets
Company	$115,375	14.73%	$62,641	8.00%	$82,216	10.50%	N/A	N/A
Bank	115,335	14.75%	62,563	8.00%	82,114	10.50%	$78,204	10.00%
Tier I capital to risk-weighted assets
Company	105,736	13.50%	46,981	6.00%	66,556	8.50%	N/A	N/A
Bank	105,696	13.51%	46,922	6.00%	66,473	8.50%	62,563	8.00%
CET I capital to risk-weighted assets
Company	105,736	13.50%	35,236	4.50%	54,811	7.00%	N/A	N/A
Bank	105,696	13.51%	35,192	4.50%	54,743	7.00%	50,832	6.50%
Tier I capital to average assets
Company	105,736	10.78%	39,218	4.00%	N/A	N/A	N/A	N/A
Bank	105,696	10.78%	39,233	4.00%	N/A	N/A	49,041	5.00%

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

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

As of March 31, 2021, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At March 31, 2021, approximately $21.4 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 6:	Related-Party Transactions

At March 31, 2021 and December 31, 2020, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties) approximating $0. A summary of the activity related to these loans is as follows (dollars in thousands):

	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period

Three months ended March 31, 2021	$-	$-	$-	$-
Year ended December 31, 2020	$1,055	$-	$(1,055)	$-

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The Bank leases office and retail banking space in Woodward, Oklahoma from Haines Realty Investments Company, LLC, a related party of the Company.  Lease expense totaled $46,000 for the three months ended March 31, 2021 and 2020.  In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Note 7:	Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to the maximum legal limit with the Bank matching up to 5% of the employee’s salary.  Employer contributions charged to expense for the three months ended March 31, 2021 and 2020 totaled $65,000 and $45,000, respectively.

Stock-Based Compensation

The Company adopted a nonqualified incentive stock option plan (the “Bank7 Corp. 2018 Equity Incentive Plan”) in September 2018. The Bank7 Corp. 2018 Equity Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Plan for the three months ended March 31, 2021 and 2020 totaled $302,000 and $180,000, respectively. There were 689,050 shares available for future grants as of March 31, 2021.

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

The following table is a summary of the stock option activity under the Bank7 Corp. 2018 Equity Incentive Plan (dollar amounts in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Three Months Ended March 31, 2021
Outstanding at December 31, 2020	185,250	$18.73
Options Granted	80,500	14.31
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at March 31, 2021	265,750	17.39	8.32	$278,100
Exercisable at March 31, 2021	85,682	18.76	7.61	$6,225

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the period presented:

	Three Months Ended
	March 31, 2021	March 31, 2020
Risk-free interest rate	0.52%	1.71%
Dividend yield	2.89%	2.20%
Stock price volatility	66.67%	41.27%
Expected term	6.41	7.51

The following table summarizes share information about RSUs for the three months ended March 31, 2021:

Three Months Ended March 31, 2021	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Outstanding at December 31, 2020	118,000	$18.09
Shares granted	25,200	14.31
Shares settled	(6,398)	18.49
Shares forfeited	-	-
End of the period balance	136,802	$17.37

As of March 31, 2021, there was approximately $2.1 million of unrecognized compensation expense related to 136,802 unvested RSUs and $834,000 of unrecognized compensation expense related to 265,750 unvested and/or unexercised stock options.  The stock option expense is expected to be recognized over a weighted average period of 3.09 years, and the RSU expense is expected to be recognized over a weighted average period of 3.00 years.

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

Recurring Measurements

There were no assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2021 and December 31, 2020 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2021
Impaired loans (collateral- dependent)	$188	$-	$-	$188

December 31, 2020
Impaired loans (collateral- dependent)	$11,358	$-	$-	$11,358

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted- Average
March 31, 2021
Collateral-dependent impaired loans	$188	Appraisals from comparable properties	Estimated cost to sell	3-5%

December 31, 2020
Collateral-dependent impaired loans	$11,358	Appraisals from comparable properties	Estimated cost to sell	3-5%

The following tables presents estimated fair values of the Company’s financial instruments not     recorded at fair value at March 31, 2021 and December 31, 2020 (dollars in thousands):

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3	Total
March 31, 2021

Financial Assets
Cash and due from banks	$170,132	$170,132	$-	$-	$170,132
Interest-bearing time
deposits in other banks	6,963	-	6,963	-	6,963
Loans, net of allowance	850,544	-	849,804	188	849,992
Nonmarketable equity securities	1,187	-	1,187	-	1,187
Interest receivable	3,526	-	3,526	-	3,526

Financial Liabilities
Deposits	$929,029	$-	$928,307	$-	$928,307
Interest payable	192	-	192	-	192

December 31, 2020

Financial Assets
Cash and due from banks	$153,901	$153,901	$-	$-	$153,901
Interest-bearing time
deposits in other banks	16,412	-	16,412	-	16,412
Loans, net of allowance	826,974	-	815,223	11,358	826,581
Mortgage loans held for sale	324	-	324	-	324
Nonmarketable equity securities	1,172	-	1,172	-	1,172
Interest receivable	4,365	-	4,365	-	4,365

Financial Liabilities
Deposits	$905,514	$-	$904,928	$-	$904,928
Interest payable	286	-	286	-	286

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

Loans and Mortgage Loans Held for Sale

The Company determines fair value of loans by using exit market assumptions including factors such as liquidity, credit quality and risk of nonperformance. The fair value is estimated by discounting the future cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations.

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

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at March 31, 2021 and December 31, 2020.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 9:	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets.  The following summarizes those financial instruments with contract amounts representing credit risk as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020

Commitments to extend credit	$208,395	$206,520
Financial and performance standby letters of credit	2,198	2,366

	$210,593	$208,886

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

As of March 31, 2021, hospitality loans were 24% of gross total loans with outstanding balances of $208.3 million and unfunded commitments of $62.0 million; energy loans were 11% of gross total loans with outstanding balances of $93.3 million and unfunded commitments of $10.0 million.

The Company evaluates goodwill for potential goodwill impairment on an annual basis or more often based on consideration if any impairment indicators have occurred. A prolonged strain on the U.S. economy impacting the Company could result in goodwill being partially or fully impaired. At March 31, 2021, goodwill of $1.0 million was recorded on the consolidated balance sheet.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of March 31, 2021, we had total assets of $1.0 billion, total loans of $861.4 million, total deposits of $929.0 million and total shareholders’ equity of $111.7 million.

Results of Operations

Performance Summary. For the first quarter of 2021 and 2020, we reported a pre-tax income of $6.8 million. For the first quarter of 2021, interest income decreased by $319,000, or 2.4%, compared to the first quarter of 2020. For the first quarter of 2021, average total loans were $847.5 million with loan yields of 6.27% as compared to $747.8 million with loan yields of 7.05% for the first quarter of 2020.

Our provision for loan losses for the first quarter of 2021 was $1.28 million, compared to $650,000 for the first quarter of 2020. The increase in provision expense was due to the higher potential for risk of loss related to an elevated level of nonperforming assets for an extended duration.

Return on average assets was 2.11% for the first quarter of 2021, as compared to 2.32% for the same period in 2020.  The return on average equity was 19.02% for the first quarter of 2021, as compared to 19.97% for the same period in 2020. The efficiency ratio was 35.9% for the three months ended March 31, 2021, as compared to 37.0% for the same period in 2020.

Pre-tax return on average assets was 2.82% for the first quarter of 2021, as compared to 3.11% for the same period in 2020.  The pre-tax return on average equity was 25.45% for the first quarter of 2021, as compared to 26.73% for the same period in 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic.  The CARES Act created a $349 billion loan program called the Paycheck Protection Program (the “PPP”) for loans to small businesses for, among other things, payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. PPP loans are fully guaranteed by the Small Business Administration (SBA). As of March 31, 2021, we had 401 PPP loans with balances totaling $64.7 million.  We recognized $830,000 in PPP origination fees during the three month period ended March 31, 2021. Deferred PPP origination fees as of March 31, 2021 totaled $757,000.

Net Interest Income and Net Interest Margin. Net interest income, representing interest income less interest expense, was the primary contributor to income and earnings for the periods shown. Interest income is generated from interest earned on loans, dividends, and interest earned on deposits at other institutions.  Interest expense is incurred on interest-bearing liabilities including deposits and other borrowings. Net interest income is evaluated by measuring (i) yield on loans and other interest-earning assets, (ii) the costs of deposits and other funding sources and (iii) net interest margin. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets.

Changes in market interest rates and interest rates earned on interest-earning assets or paid on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities, are usually the largest drivers of periodic changes in net interest margin and net interest income.

The following table presents, for the periods indicated, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; and (iv) the net interest margin.

	Net Interest Margin
	For the Three Months Ended March 31,
	2021			2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Short-term investments(1)	$125,739	$92	0.30%	$117,046	$398	1.37%
Investment securities(2)	1,172	2	0.69%	1,100	3	1.10%
Loans held for sale	378	-	0.00%	127	-	0.00%
Total loans(3)	847,498	13,094	6.27%	747,774	13,106	7.05%
Total interest-earning assets	974,787	13,188	5.49%	866,047	13,507	6.27%
Noninterest-earning assets	7,103			8,756
Total assets	$981,890			$874,803

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$419,991	362	0.35%	$342,406	1,010	1.19%
Time deposits	205,557	513	1.01%	205,085	1,065	2.09%
Total interest-bearing deposits	625,548	875	0.57%	547,491	2,075	1.52%
Total interest-bearing liabilities	625,548	875	0.57%	547,491	2,075	1.52%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	243,290			221,000
Other noninterest-bearing liabilities	4,193			4,594
Total noninterest-bearing liabilities	247,483			225,594
Shareholders' equity	108,859			101,718
Total liabilities and shareholders' equity	$981,890			$874,803

Net interest income		$12,313			$11,432
Net interest spread(4)			4.92%			4.75%
Net interest margin			5.12%			5.31%

(1)	Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for FHLB and FRB stock.

(3)	Non-accrual loans of $12.7 million are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities

For the first quarter of 2021 compared to the first quarter of 2020:
-
Interest income on short term investments totaled $92,000 as compared to $398,000, a decrease of $306,000 or 76.9% which was attributable to a decrease in yield on short term investments of 107 basis points, or 78.1%;

-	Loan fees totaled $1.99 million, an increase of $731,000 or 58.0% which was attributable to PPP fees;
-
Yield on interest earning assets totaled 5.49%, a decrease of 78 basis points or 12.4%, compared to yield on interest earning assets of 6.27% for the first quarter of 2020 which was attributable to a decreasing rate environment; and

-	Net interest margin for the first quarter of 2021 was 5.12% compared to 5.31% for the first quarter of 2020.

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

	Analysis of Changes in Interest Income and Expenses Including Loan Fee Income
	For the Three Months Ended March 31, 2021 over 2020
	Change due to:
	Volume(1)	Rate(1)	Interest Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$29	$(335)	$(306)
Investment securities	0	(1)	(1)
Total loans	1,733	(1,745)	(12)
Total increase in interest income	1,762	(2,081)	(319)

Increase (decrease) in interest expense:
Deposits
Transaction accounts	227	(875)	(648)
Time deposits	2	(554)	(552)
Total interest-bearing deposits	229	(1,429)	(1,200)
Total increase in interest expense	229	(1,429)	(1,200)

Increase (Decrease) in net interest income	$1,533	$(652)	$881

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

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

The Allowance as a percentage of loans was 1.26% at March 31, 2021 as compared to 1.15% at December 31, 2020. The increase in the allowance was due to the higher potential for risk of loss related to an elevated level of nonperforming assets for an extended duration.

Noninterest Income

Noninterest income for the three months ended March 31, 2021 was $337,000 compared to $330,000 for the same period in 2020, an increase of $7,000, or 2.1%.  The following table sets forth the major components of our noninterest income for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Secondary market income	$14	$38	$(24)	-63.16%
Service charges on deposit accounts	120	119	1	0.84%
Other income and fees	203	173	30	17.34%
Total noninterest income	$337	$330	$7	2.12%

Noninterest Expense

Noninterest expense for the three months ended March 31, 2021 was $4.6 million compared to $4.4 million for the same period in 2020, an increase of $192,000, or 4.4%. The following table sets forth the major components of our noninterest expense for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$2,790	$2,474	$316	12.77%
Furniture and equipment	202	216	(14)	-6.48%
Occupancy	472	461	11	2.39%
Data and item processing	279	276	3	1.09%
Accounting, marketing, and legal fees	148	126	22	17.46%
Regulatory assessments	141	23	118	513.04%
Advertising and public relations	34	269	(235)	-87.36%
Travel, lodging and entertainment	89	53	36	67.92%
Other expense	390	455	(65)	-14.29%
Total noninterest expense	$4,545	$4,353	$192	4.41%

Salaries and employee benefits totaled $2.8 million for the first quarter of 2021 compared to $2.5 million for the same period in 2020, an increase of $316,000, or 12.8%.  This increase was attributable to an increase in employee base due to bank-wide organic growth.

Financial Condition

The following discussion of our financial condition compares March 31, 2021 and December 31, 2020.

Loan Portfolio

The following table presents the balance and associated percentage of each major category in our loan portfolio as of March 31, 2021 and December 31, 2020:

	As of March 31,		As of December 31,
	2021		2020
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$108,714	12.6%	$107,855	12.8%
1-4 family real estate	34,454	4.0%	29,079	3.5%
Commercial real estate - Other	308,399	35.7%	290,489	34.6%
Total commercial real estate	451,567	52.3%	427,423	50.9%

Commercial & industrial	361,440	41.8%	351,248	41.9%
Agricultural	42,346	4.9%	50,519	6.0%
Consumer	8,907	1.0%	9,898	1.2%
Gross Loans	864,260	100.0%	839,088	100.0%
Less unearned income, net	(2,852)		(2,475)
Total Loans, net of unearned income	861,408		836,613
Allowance for loan and lease losses	(10,864)		(9,639)
Net loans	$850,544		$826,974

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of March 31, 2021 and December 31, 2020, our gross loans were $864.3 million and $839.1 million, respectively.  Included in the commercial & industrial loan balance at March 31, 2021 and December 31, 2020, respectively, are $64.7 million and $44.9 million of loans that were originated under the SBA PPP program.

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

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of March 31, 2021
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years		Total
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate
	(Dollars in thousands)
Construction & development	$14	$52,486	$898	$54,354	$-	$962	$-	$-	$108,714
1-4 family real estate	1,457	14,724	5,424	12,166	38	645	-	-	34,454
Commercial real estate - other	965	76,996	54,963	170,243	289	3,389	-	1,554	308,399
Total commercial real estate	2,436	144,206	61,285	236,763	327	4,996	-	1,554	451,567

Commercial & industrial	31,167	176,804	25,286	120,687	10	7,486	-	-	361,440
Agricultural	3,328	23,579	1,862	12,110	527	332	-	608	42,346
Consumer	1,437	-	5,830	76	1,057	422	85	-	8,907
Gross loans	$38,368	$344,589	$94,263	$369,636	$1,921	$13,236	$85	$2,162	$864,260

	As of December 31, 2020
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years		Total
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate
	(Dollars in thousands)
Construction & development	$14	$47,649	$885	$58,387	$-	$920	$-	$-	$107,855
1-4 family real estate	273	13,394	4,712	9,959	39	702	-	-	29,079
Commercial real estate - other	2,377	55,307	45,880	180,721	294	4,288	-	1,622	290,489
Total real estate	2,664	116,350	51,477	249,067	333	5,910	-	1,622	427,423

Commercial & industrial	16,914	194,520	39,593	93,707	11	6,503	-	-	351,248
Agricultural	5,141	27,215	2,534	14,420	60	541	-	608	50,519
Consumer	1,544	150	6,570	65	1,057	425	87	-	9,898
Gross loans	$26,263	$338,235	$100,174	$357,259	$1,461	$13,379	$87	$2,230	$839,088

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

The allowance was $10.9 million at March 31, 2021, compared to $9.6 million at December 31, 2020.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Balance at beginning of the period	$9,639	$7,846
Provision for loan losses	1,275	650
Charge-offs:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - Other	-	-
Commercial & industrial	-	-
Agricultural	-	-
Consumer	(50)	-
Total charge-offs	(50)	-
Recoveries:
Construction & development	-	-
1-4 family real estate	-	1
Commercial real estate - Other	-	-
Commercial & industrial	-	6
Agricultural	-	10
Consumer	-	-
Total recoveries	-	17
Net charge-offs	(50)	17
Balance at end of the period	$10,864	$8,513

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of March 31,		As of December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,367	12.6%	$1,239	12.9%
1-4 family real estate	433	4.0%	334	3.5%
Commercial real estate - Other	3,877	35.7%	3,337	34.6%
Commercial & industrial	4,543	41.8%	4,035	41.9%
Agricultural	532	4.9%	580	6.0%
Consumer	112	1.0%	114	1.2%
Total	$10,864	100.0%	$9,639	100.0%

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

The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) January 1, 2022. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40.  As of March 31, 2021, seven loans totaling $42.3 million were modified, related to COVID-19, which were not considered troubled debt restructurings.

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

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of March 31,	As of December 31,
	2021	2020
	(Dollars in thousands)
Nonaccrual loans	14,417	14,575
Troubled-debt restructurings (1)	-	-
Accruing loans 90 or more days past due	1,960	1,960
Total nonperforming loans	16,377	16,535
Other real estate owned	-	-
Total nonperforming assets	$16,377	$16,535
Ratio of nonperforming loans to total loans	1.90%	1.98%
Ratio of nonperforming assets to total assets	1.57%	1.63%

(1)	$12.7 million and $13.0 million of TDRs as of March 31, 2021 and December 31, 2020, respectively, are included in the nonaccrual loans balance in the line above

The following tables present an aging analysis of loans as of the dates indicated.

	As of March 31, 2021
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Total loans
	(Dollars in thousands)

Construction & development	$-	$-	$-	$-	$-	$108,714	$108,714
1-4 family real estate	-	-	-	-	-	34,454	34,454
Commercial real estate - Other	-	-	1,960	1,960	1,960	306,439	308,399
Commercial & industrial	-	21	-	-	21	361,419	361,440
Agricultural	-	76	-	-	76	42,270	42,346
Consumer	188	-	-	-	188	8,719	8,907
Total	$188	$97	$1,960	$1,960	$2,245	$862,015	$864,260

	As of December 31, 2020
	Loans 30- 59 days past due	Loans 60- 89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Total loans
	(Dollars in thousands)

Construction & development	$714	$-	$-	$-	$714	$107,141	$107,855
1-4 family real estate	-	-	-	-	-	29,079	29,079
Commercial real estate - Other	1,444	-	1,960	1,960	3,404	287,085	290,489
Commercial & industrial	-	-	-	-	-	351,248	351,248
Agricultural	-	-	-	-	-	50,519	50,519
Consumer	193	-	-	-	193	9,705	9,898
Total	$2,351	$-	$1,960	$1,960	$4,311	$834,777	$839,088

In addition to the past due and nonaccrual criteria, we also evaluate loans according to our internal risk grading system. Loans are segregated between pass, watch, special mention, and substandard categories. The definitions of those categories are as follows:

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

Substandard loans totaled $22.9 million as of March 31, 2021, a decrease of $262,000 compared to December 31, 2020. The decrease primarily related to pay downs on existing substandard loans.

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of March 31, 2021
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$108,714	$-	$-	$-	$108,714
1-4 family real estate	34,331	123	-	-	34,454
Commercial real estate - Other	246,748	43,326	10,351	7,974	308,399
Commercial & industrial	339,922	6,561	667	14,290	361,440
Agricultural	41,937	-	-	409	42,346
Consumer	8,719	-	-	188	8,907
Total	$780,371	$50,010	$11,018	$22,861	$864,260

	As of December 31, 2020
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$107,855	$-	$-	$-	$107,855
1-4 family real estate	28,711	368	-	-	29,079
Commercial real estate - Other	248,194	24,155	10,086	8,054	290,489
Commercial & industrial	328,656	7,691	300	14,601	351,248
Agricultural	50,051	-	-	468	50,519
Consumer	9,898	-	-	-	9,898
Total	$773,365	$32,214	$10,386	$23,123	$839,088

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

The following table presents loans restructured as TDRs as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific reserves allocated
	(Dollars in thousands)
Commercial & industrial	1	$10,751	$10,751	$-
Agricultural	1	409	409	-
Commercial real estate	1	1,554	1,554	-
Total	3	$12,714	$12,714	$-

	As of December 31, 2020
	(Dollars in thousands)
Commercial & industrial	1	$10,886	$10,886	$-
Agricultural	1	469	469	-
Commercial real estate	1	1,622	1,622	-
Total	3	$12,977	$12,977	$-

There were no payment defaults with respect to loans modified as TDRs as of March 31, 2021 and December 31, 2020. Impairment analyses are prepared on TDRs in conjunction with the normal allowance process. There were no TDRs restructured during the three months ended March 31, 2021 and TDR’s restructured during the twelve months ended December 31, 2020 required $0 in specific reserves.

The following table presents total TDRs, both in accrual and nonaccrual status as of the periods indicated:

	As of March 31, 2021		As of December 31, 2020
	Number of contracts	Amount	Number of contracts	Amount
	(Dollars in thousands)
Accrual	-	$-	-	$-
Nonaccrual	3	12,714	3	12,977
Total	3	$12,714	3	$12,977

Deposits

We gather deposits primarily through our nine branch locations and online through our website. We offer a variety of deposit products including demand deposit accounts and interest-bearing products, such as savings accounts and certificates of deposit. We put continued effort into gathering noninterest-bearing demand deposit accounts through loan production cross-selling, customer referrals, marketing efforts and various involvement with community networks. Some of our interest-bearing deposits are obtained through brokered transactions. We participate in the CDARS and ICS programs, where customer funds are placed into multiple deposit accounts, each in an amount under the standard FDIC insurance maximum of $250,000, and placed at a network of banks across the United States. Total deposits as of March 31, 2021 and December 31, 2020 were $929.0 million and $905.5 million, respectively. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	March 31,		As of December 31,
	2021		2020
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars in thousands)
Noninterest-bearing demand	$269,087	29.0%	$246,569	27.2%
Interest-bearing:
NOW deposits	230,605	24.8%	232,676	25.6%
Money market	164,403	17.7%	160,108	17.7%
Savings deposits	59,377	6.4%	54,008	6.0%
Time deposits > $100,000	182,463	19.6%	187,964	20.8%
Other time deposits	23,094	2.5%	24,189	2.7%
Total interest-bearing	659,942	71.0%	658,945	72.8%
Total deposits	$929,029	100.0%	$905,514	100.0%

The following table summarizes our average deposit balances and weighted average rates for the three-month period ending March 31, 2021 and year ended December 31, 2020:

	For the Three Months Ended March 31,		For the Year Ended December 31,
	2021		2020
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Noninterest-bearing demand	$243,290	0.00%	$256,431	0.00%
Interest-bearing:
NOW deposits	201,274	0.43%	163,989	0.78%
Money market	164,960	0.29%	154,724	0.72%
Savings deposits	53,757	0.24%	58,806	0.56%
Time deposits	205,557	1.01%	207,442	1.65%
Total interest-bearing	625,548	0.57%	584,961	1.05%
Total deposits	$868,838	0.41%	$841,392	0.73%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of March 31, 2021
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time deposits ($250,000 or less)	$25,756	$21,509	$60,029	$21,454	$128,748
Time deposits (more than $250,000)	8,106	20,192	32,311	16,200	76,809
Total time deposits	$33,862	$41,701	$92,340	$37,654	$205,557

	As of December 31, 2020
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time deposits ($250,000 or less)	$29,730	$25,894	$54,410	$25,777	$135,811
Time deposits (more than $250,000)	11,119	7,845	35,770	21,608	76,342
Total time deposits	$40,849	$33,739	$90,180	$47,385	$212,153

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

As of March 31, 2021, we had no unsecured fed funds lines with correspondent depository institutions with no amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $70.4 million as of March 31, 2021 and $64.8 million as of December 31, 2020.

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

As of March 31, 2021, the Bank was in compliance with all applicable regulatory requirements and categorized as “well-capitalized” under the prompt corrective action frame work.  There have been no conditions or events since March 31, 2021 that management believes would change this classification.

The table below presents our applicable capital requirements, as well as our capital ratios as of March 31, 2021 and December 31, 2020. The Company exceeded all regulatory capital requirements and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. As of March 31, 2021, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

	Actual		With Capital Conservation Buffer		Minimum to be Considered "Well- Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2021:
Total capital (to risk-weighted assets)
Bank7 Corp.	$119,986	15.34%	$82,140	10.50%	N/A	N/A
Bank	119,933	15.35%	82,033	10.50%	$78,126	10.00%
Tier 1 capital (to risk-weighted assets)
Bank7 Corp.	110,194	14.09%	66,494	8.50%	N/A	N/A
Bank	110,154	14.10%	66,407	8.50%	62,501	8.00%
CET 1 capital (to risk-weighted assets)
Bank7 Corp.	110,194	14.09%	54,760	7.00%	N/A	N/A
Bank	110,154	14.10%	54,688	7.00%	50,782	6.50%
Tier 1 capital (to average assets)
Bank7 Corp.	110,194	11.23%	N/A	N/A	N/A	N/A
Bank	110,154	11.23%	N/A	N/A	49,036	5.00%

	Actual		With Capital Conservation Buffer		Minimum to be Considered "Well- Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2020:
Total capital (to risk-weighted assets)
Bank7 Corp.	$115,375	14.73%	$82,216	10.50%	N/A	N/A
Bank	115,335	14.75%	82,114	10.50%	$78,204	10.00%
Tier 1 capital (to risk-weighted assets)
Bank7 Corp.	105,736	13.50%	66,556	8.50%	N/A	N/A
Bank	105,696	13.51%	66,473	8.50%	62,563	8.00%
CET 1 capital (to risk-weighted assets)
Bank7 Corp.	105,736	13.50%	54,811	7.00%	N/A	N/A
Bank	105,696	13.51%	54,743	7.00%	50,832	6.50%
Tier 1 capital (to average assets)
Bank7 Corp.	105,736	10.78%	N/A	N/A	N/A	N/A
Bank	105,696	10.78%	N/A	N/A	49,041	5.00%

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased to $111.7 million as of March 31, 2021, compared to $107.3 million as of December 31, 2020. The increases were driven by retained capital from net income during the period.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of March 31, 2021, and December 31, 2020:

	Payments Due as of March 31, 2021
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$723,472	$-	$-	$-	$723,472
Time deposits	167,904	36,829	824	-	205,557
Operating lease commitments	465	306	38	-	809
Total contractual obligations	$891,841	$37,135	$862	$-	$929,838

	Payments Due as of December 31, 2020
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$693,361	$-	$-	$-	$693,361
Time deposits	164,753	46,563	822	-	212,138
Operating lease commitments	470	390	49	-	909
Total contractual obligations	$858,584	$46,953	$871	$-	$906,408

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

The following table summarizes commitments as of the dates presented.

	As of March 31, 2021	As of December 31, 2020
	(Dollars in thousands)
Commitments to extend credit	$208,395	$206,520
Standby letters of credit	2,198	2,366
Total	$210,593	$208,886

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of our consolidated unaudited financial statements as of March 31, 2021.

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

Goodwill and Intangibles

Goodwill from an acquisition is the value attributable to unidentifiable intangible elements acquired. At a minimum, annual evaluation of the value of goodwill is required. Management evaluated the carrying value of our goodwill as of March 31, 2021 and December 31, 2020 and determined that no impairment existed.

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

ITEM 3.

Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our disclosures regarding market risk since December 31, 2020, the date of our most recent annual report to shareholders.

ITEM 4.

Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2021 of our disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, such controls.

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

ITEM 1A.

Risk Factors

There were no material changes from the risks disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December, 31, 2020.

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On September 5, 2019, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s common stock. On March 13, 2020, the Company’s Board of Directors approved a 500,000 share expansion and on November 2, 2020, approved a 750,000 share expansion to the existing stock repurchase program, for a total of 1,750,000 shares authorized under the program. The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase programs do not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under these programs will be retired subsequent to acquisition. During the three months ended March 31, 2021, there were no shares purchased under the Company’s Repurchase Program. At March 31, 2021, there were 717,822 shares remaining that could be repurchased under the Company’s Repurchase Program.

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

BANK7 CORP.

DATED:	May 11, 2021	By: /s/ Thomas L. Travis
Thomas L. Travis
President and Chief Executive Officer

DATED:	May 11, 2021	By: /s/ Kelly J. Harris
Kelly J. Harris
Senior Vice President and Chief Financial Officer