Form 10-Q
period 2021-06-30
Bank7 Corp.
filed 2021-08-13
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-38656

Bank7 Corp.
(Exact name of registrant as specified in its charter)

Oklahoma	20-0763496
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1039 N.W. 63rd Street, Oklahoma City, Oklahoma	73116-7361
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 405-810-8600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	BSVN	NASDAQ Global Select Market System

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

As of August 13, 2021, the registrant had 9,050,606 shares of common stock, par value $0.01, outstanding.

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

Item 1.	Unaudited Financials

Bank7 Corp.
Unaudited Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

Assets	June 30, 2021 (unaudited)	December 31, 2020

Cash and due from banks	$187,732	$153,901
Interest-bearing time deposits in other banks	5,478	16,412
Loans, net of allowance for loan losses of $12,306 and $9,639 at June 30, 2021 and December 31, 2020, respectively	919,687	826,974
Loans held for sale, at fair value	1,334	324
Premises and equipment, net	8,889	9,151
Nonmarketable equity securities	1,187	1,172
Goodwill and other intangibles, net	1,491	1,583
Interest receivable and other assets	7,233	7,152

Total assets	$1,133,031	$1,016,669
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$330,061	$246,569
Interest-bearing	678,488	658,945

Total deposits	1,008,549	905,514

Income taxes payable	2,574	9
Interest payable and other liabilities	4,897	3,827

Total liabilities	1,016,020	909,350

Shareholders’ equity
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, non-voting, par value $0.01 per share, 20,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding: 9,050,606 and 9,044,765 at June 30, 2021 and December 31, 2020 respectively	90	90
Additional paid-in capital	93,635	93,162
Retained earnings	23,286	14,067

Total shareholders’ equity	117,011	107,319

Total liabilities and shareholders’ equity	$1,133,031	$1,016,669

See Notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Income
(Dollar amounts in thousands, except per share data)
	Three months ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest Income
Loans, including fees	$14,357	$13,385	$27,450	$26,491
Interest-bearing time deposits in other banks	38	133	106	295
Other interest and dividend income	42	38	68	277

Total interest income	14,437	13,556	27,624	27,063

Interest Expense
Deposits	772	1,627	1,647	3,702

Total interest expense	772	1,627	1,647	3,702

Net Interest Income	13,665	11,929	25,977	23,361

Provision for Loan Losses	1,300	1,400	2,575	2,050

Net Interest Income After Provision for Loan Losses	12,365	10,529	23,402	21,311

Noninterest Income
Secondary market income	78	39	92	77
Service charges on deposit accounts	119	95	239	214
Other	382	167	585	340

Total noninterest income	579	301	916	631

Noninterest Expense
Salaries and employee benefits	2,949	2,597	5,739	5,071
Furniture and equipment	231	218	433	434
Occupancy	458	413	930	874
Data and item processing	286	269	565	545
Accounting, marketing and legal fees	149	77	297	203
Regulatory assessments	161	94	302	117
Advertising and public relations	71	29	105	298
Travel, lodging and entertainment	118	43	207	96
Other	452	383	841	838

Total noninterest expense	4,875	4,123	9,419	8,476

Income Before Taxes	8,069	6,707	14,899	13,466
Income tax expense	1,964	1,671	3,690	3,379
Net Income	$6,105	$5,036	$11,209	$10,087

Earnings per common share - basic	$0.67	$0.54	$1.24	$1.05
Earnings per common share - diluted	0.67	0.54	1.24	1.05
Weighted average common shares outstanding - basic	9,050,606	9,232,509	9,050,295	9,598,232
Weighted average common shares outstanding - diluted	9,074,408	9,232,509	9,066,797	9,598,232

See Notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(Dollar Amounts in thousands, except share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common Stock (Shares)
Balance at beginning of period	9,049,256	9,264,412	9,044,765	10,057,506
Shares issued for restricted stock units	1,350	-	5,841	-
Shares acquired and canceled	-	(38,160)	-	(831,254)
Balance at end of period	9,050,606	9,226,252	9,050,606	9,226,252

Common Stock (Amount)
Balance at beginning of period	$90	$93	$90	$101
Shares acquired and canceled	-	(1)	-	(9)
Balance at end of period	$90	$92	$90	$92

Additional Paid-in Capital
Balance at beginning of period	$93,464	$92,571	$93,162	$92,391
Stock-based compensation expense	171	191	473	371
Balance at end of period	$93,635	$92,762	$93,635	$92,762

Retained Earnings
Balance at beginning of period	$18,176	$4,952	$14,067	$7,634
Net income	6,105	5,036	11,209	10,087
Common stock acquired and canceled	-	(300)	-	(7,107)
Cash dividends declared ($0.11 and $0.10 per share for the three months ended June 30, 2021 and 2020, respectively; $0.22 and $0.20 per share for the six months ended June 30, 2021 and 2020, respectively)	(995)	(923)	(1,990)	(1,849)
Balance at end of period	$23,286	$8,765	$23,286	$8,765

Total Shareholders' equity	$117,011	$101,619	$117,011	$101,619

See Notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in thousands)

	For the Six Months Ended June 30,
	2021	2020

Operating Activities
Net income	$11,209	$10,087
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	518	541
Provision for loan losses	2,575	2,050
Gain on sales of loans	(92)	(77)
Stock-based compensation expense	473	371
Gain on sale of premises and equipment	(11)	-
Cash receipts from the sale of loans originated for sale	6,319	3,951
Cash disbursements for loans originated for sale	(7,237)	(3,343)
Deferred income tax benefit	(860)	(307)
Changes in
Interest receivable and other assets	778	(1,153)
Interest payable and other liabilities	3,635	3,558

Net cash provided by operating activities	17,307	15,678

Investing Activities
Maturities of interest-bearing time deposits in other banks	10,934	16,709
Purchases of interest-bearing time deposits in other banks	-	(14,427)
Net change in loans	(95,288)	(130,657)
Purchases of premises and equipment	(169)	(333)
Proceeds from sale of premises and equipment	17	-
Change in nonmarketable equity securities	(15)	5

Net cash used in investing activities	(84,521)	(128,703)

Financing Activities
Net change in deposits	103,035	136,748
Cash distributions	(1,990)	(5,955)
Common stock acquired and canceled	-	(7,116)

Net cash provided by financing activities	101,045	123,677

Increase in Cash and Due from Banks	33,831	10,652

Cash and Due from Banks, Beginning of Period	153,901	117,128

Cash and Due from Banks, End of Period	$187,732	$127,780

Supplemental Disclosure of Cash Flows Information
Interest paid	$1,745	$3,914
Income taxes paid	$1,903	$-
Dividends declared and not paid	$995	$923

See Notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1:	Nature of Operations and Summary of Significant Accounting Policies

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

Share Repurchase Program

During the six months ended June 30, 2021, there were no repurchased shares under the Company’s share repurchase program. During the six months ended June 30, 2020, 831,254 shares were repurchased under the Company’s share repurchase program at an average price of $8.56 per share.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires lessees to recognize a lease liability and a right-of-use asset for all leases, excluding short-term leases, at the commencement date. The guidance in the ASU is effective for reporting periods beginning after December 15, 2021. Additionally, a modified retrospective transition approach is required for a leases existing at the earliest comparative period presented.  Management is assessing the impact of this ASU; however, it is not expected to have a significant impact on the Company’s financial condition, results of operation, or capital position, but will impact the presentation on the balance sheet of the Company’s current operating leases. The Company will adopt this ASU in the fourth quarter of 2022.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) which provides relief for companies preparing for discontinuation of interest rates such as the London Interbank Offered Rate (“LIBOR”). On March 5, 2021, the U.K. Financial Conduct Authority (“FCA”) announced that the majority of LIBOR rates will no longer be published after December 31, 2021, although a number of key settings will continue until June 2023, to support the rundown of legacy contracts only. As a result, LIBOR should be discontinued as a reference rate. The main provisions for contract modifications include optional relief by allowing the modification as a continuation of the existing contract without additional analysis and other optional expedients regarding embedded features. ASU 2020-04 was effective upon issuance and generally can be applied through December 31, 2022. The adoption of ASU 2020-04 did not significantly impact our financial statements.

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

In April 2020, the Company began originating loans to qualified small businesses under the Paycheck Protection Program (PPP) administered by the Small Business Administration (SBA). PPP loans are fully guaranteed by the SBA and thus have a zero percent risk weight under applicable risk-based capital rules. As of June 30, 2021, the Company had 359 PPP loans with balances totaling $47.5 million.

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

Diluted EPS represents the amount of earnings for the period available to each share of common stock outstanding including common stock that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during each reporting period. Diluted EPS is computed based upon net income divided by the weighted average number of commons shares outstanding during each period, adjusted for the effect of dilutive potential common shares, such as restricted stock awards and nonqualified stock options, calculated using the treasury stock method.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table shows the computation of basic and diluted earnings per share:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
(Dollars in thousands, except per share amounts)
Numerator
Net income	$6,105	$5,036	$11,209	$10,087

Denominator
Weighted-average shares outstanding for basic earnings per share	9,050,606	9,232,509	9,050,295	9,598,232
Dilutive effect of stock compensation (1)	23,802	-	16,502	-
Denominator for diluted earnings per share	9,074,408	9,232,509	9,066,797	9,598,232

Earnings per common share
Basic	$0.67	$0.54	$1.24	$1.05
Diluted	$0.67	$0.54	$1.24	$1.05

(1) The following have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented: Nonqualified stock options outstanding of 265,750 and 186,500 as of June 30, 2021 and 2020, respectively; Restricted stock units of 27,000 for the six months ended June 30, 2021 and 135,000 for the three and six month periods ended June 30, 2020.

Note 4:	Loans and Allowance for Loan Losses

A summary of loans at June 30, 2021 and December 31, 2020, are as follows (dollars in thousands):

	June 30, 2021	December 31, 2020

Construction & development	$124,106	$107,855
1 - 4 family real estate	34,089	29,079
Commercial real estate - other	312,532	290,489
Total commercial real estate	470,727	427,423

Commercial & industrial	394,766	351,248
Agricultural	62,722	50,519
Consumer	7,888	9,898

Gross loans	936,103	839,088

Less allowance for loan losses	(12,306)	(9,639)
Less deferred loan fees	(4,110)	(2,475)

Net loans	$919,687	$826,974

Included in the commercial & industrial loan balance are $47.5 million and $44.9 million of loans that were originated under the SBA PPP program as of  June 30, 2021 and December 31, 2020, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2021
Balance, beginning of period	$1,367	$433	$3,877	$4,543	$532	$112	$10,864

Charge-offs	-	-	-	-	-	(11)	(11)
Recoveries	-	-	-	14	138	1	153

Net recoveries	-	-	-	14	138	(10)	142

Provision (credit) for loan losses	264	15	232	632	155	2	1,300

Balance, end of period	$1,631	$448	$4,109	$5,189	$825	$104	$12,306

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2020
Balance, beginning of period	$944	$376	$3,032	$3,495	$551	$115	$8,513

Charge-offs	-	-	-	(39)	-	-	(39)
Recoveries	-	-	-	4	-	-	4

Net charge-offs	-	-	-	(35)	-	-	(35)

Provision (credit) for loan losses	142	(27)	326	920	28	11	1,400

Balance, end of period	$1,086	$349	$3,358	$4,380	$579	$126	$9,878

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2021
Balance, beginning of period	$1,239	$334	$3,337	$4,035	$580	$114	$9,639

Charge-offs	-	-	-	-	-	(61)	(61)
Recoveries	-	-	-	14	138	1	153

Net recoveries	-	-	-	14	138	(60)	92

Provision (credit) for loan losses	392	114	772	1,140	107	50	2,575

Balance, end of period	$1,631	$448	$4,109	$5,189	$825	$104	$12,306

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2020
Balance, beginning of period	$782	$378	$3,025	$2,887	$642	$132	$7,846

Charge-offs	-	-	-	(39)	-	-	(39)
Recoveries	-	2	-	9	10	-	21

Net charge-offs	-	2	-	(30)	10	-	(18)

Provision (credit) for loan losses	304	(31)	333	1,523	(73)	(6)	2,050

Balance, end of period	$1,086	$349	$3,358	$4,380	$579	$126	$9,878

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents, by portfolio segment, the balance in allowance for loan losses and the gross loans based upon portfolio segment and impairment method as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2021
Allowance Balance
Ending balance Individually evaluated for impairment	$-	$-	$-	$3,165	$-	$-	$3,165
Collectively evaluated for impairment	1,631	448	4,109	2,024	825	104	9,141

Total	$1,631	$448	$4,109	$5,189	$825	$104	$12,306

Gross Loans
Ending balance Individually evaluated for impairment	$-	$-	$14,816	$14,260	$-	$-	$29,076
Collectively evaluated for impairment	124,106	34,089	297,716	380,506	62,722	7,888	907,027

Total	$124,106	$34,089	$312,532	$394,766	$62,722	$7,888	$936,103

December 31, 2020
Allowance Balance
Ending balance Individually evaluated for impairment	$-	$-	$-	$177	$-	$-	$177
Collectively evaluated for impairment	1,239	334	3,337	3,858	580	114	9,462

Total	$1,239	$334	$3,337	$4,035	$580	$114	$9,639

Gross Loans
Ending balance Individually evaluated for impairment	$-	$-	$8,054	$14,601	$468	$-	$23,123
Collectively evaluated for impairment	107,855	29,079	282,435	336,647	50,051	9,898	815,965

Total	$107,855	$29,079	$290,489	$351,248	$50,519	$9,898	$839,088

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

The Company evaluates the definitions of loan grades and the allowance for loan losses methodology on an ongoing basis. No changes were made to either during the period ended June 30, 2021.

The following table presents the credit risk profile of the Company’s loan portfolio based on internal rating category as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2021
Grade
1 (Pass)	$124,106	$34,089	$254,765	$366,781	$62,722	$7,888	$850,351
2 (Watch)	-	-	18,650	6,001	-	-	24,651
3 (Special Mention)	-	-	24,301	7,724	-	-	32,025
4 (Substandard)	-	-	14,816	14,260	-	-	29,076

Total	$124,106	$34,089	$312,532	$394,766	$62,722	$7,888	$936,103

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2020
Grade
1 (Pass)	$107,855	$28,711	$248,194	$328,656	$50,051	$9,898	$773,365
2 (Watch)	-	368	24,155	7,691	-	-	32,214
3 (Special Mention)	-	-	10,086	300	-	-	10,386
4 (Substandard)	-	-	8,054	14,601	468	-	23,123

Total	$107,855	$29,079	$290,489	$351,248	$50,519	$9,898	$839,088

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	Past Due						Total Loans
	30–59 Days	60–89 Days	Greater than 90 Days	Total	Current	Total Loans	> 90 Days & Accruing

June 30, 2021
Construction & development	$-	$-	$-	$-	$124,106	$124,106	$-
1 - 4 Family Real Estate	-	-	-	-	34,089	34,089	-
Commercial Real Estate - other	-	-	-	-	312,532	312,532	-
Commercial & industrial	74	10,660	-	10,734	384,032	394,766	-
Agricultural	-	-	106	106	62,616	62,722	106
Consumer	34	-	-	34	7,854	7,888	-

Total	$108	$10,660	$106	$10,874	$925,229	$936,103	$106

December 31, 2020
Construction & development	$714	$-	$-	$714	$107,141	$107,855	$-
1 - 4 Family Real Estate	-	-	-	-	29,079	29,079	-
Commercial Real Estate - other	1,444	-	1,960	3,404	287,085	290,489	1,960
Commercial & industrial	-	-	-	-	351,248	351,248	-
Agricultural	-	-	-	-	50,519	50,519	-
Consumer	193	-	-	193	9,705	9,898	-

Total	$2,351	$-	$1,960	$4,311	$834,777	$839,088	$1,960

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents impaired loans as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
						Three Months Ended June 30, 2021		Six Months Ended June 30, 2021

June 30, 2021
Construction & development	$-	$-	$-	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-	-	-	-	-
Commercial Real Estate - other	15,204	14,816	-	14,816	-	10,267	332	9,134	454
Commercial & industrial	17,902	3,435	10,825	14,260	3,165	14,307	167	14,321	369
Agricultural	-	-	-	-	-	237	-	323	-
Consumer	-	-	-	-	-	63	-	63	-

Total	$33,106	$18,251	$10,825	$29,076	$3,165	$24,874	$499	$23,841	$823

December 31, 2020						Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
Construction & development	$-	$-	$-	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-	1,148	32	574	32
Commercial Real Estate - other	8,353	8,054	-	8,054	-	3,664	59	3,795	129
Commercial & industrial	18,082	14,424	177	14,601	177	8,170	139	6,131	321
Agricultural	768	468	-	468	-	2,635	3	2,741	41
Consumer	-	-	-	-	-	-	-	-	-

Total	$27,203	$22,946	$177	$23,123	$177	$15,617	$233	$13,241	$523

Impaired loans include nonperforming loans and also include loans modified in troubled-debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At June 30, 2021, the Company had $1.5 million of commercial real estate loans and $10.7 million of commercial industrial loans that were modified in troubled-debt restructurings and impaired, compared to $1.6 million of commercial real estate, $10.9 million of commercial and industrial, and $469,000 of agricultural loans that were modified in troubled-debt restructurings and impaired as of December 31, 2020.  There were no newly modified troubled-debt restructurings during the six months ended June 30, 2021.

There were no troubled-debt restructurings modified in the past six months that subsequently defaulted for the period ended June 30, 2021.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table represents information regarding nonperforming assets at June 30, 2021 and December 31, 2020 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2021
Nonaccrual loans	$-	$-	$2,795	$10,825	$-	$-	$13,620
Troubled-debt restructurings (1)	-	-	-	-	-	-	-
Accruing loans 90 or more days past due	-	-	-	-	106	-	106

Total nonperforming loans	$-	$-	$2,795	$10,825	$106	$-	$13,726

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2020
Nonaccrual loans	$-	$-	$3,043	$11,063	$469	$-	$14,575
Troubled-debt restructurings (1)	-	-	-	-	-	-	-
Accruing loans 90 or more days past due	-	-	1,960	-	-	-	1,960

Total nonperforming loans	$-	$-	$5,003	$11,063	$469	$-	$16,535

(1)	$12.16 million and $12.98 million of TDRs as of June 30, 2021 and December 31, 2020, respectively, are included in the nonaccrual loans balance in the line above.

The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) January 1, 2022. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of June 30, 2021, one loan totaling $3.1 million was modified, related to COVID-19, which was not considered a troubled debt restructuring.

Note 5:	Shareholders’ Equity

On September 5, 2019, the Company adopted a Repurchase Plan (the “RP”). The RP initially authorized the repurchase of up to 500,000 shares of the Company’s common stock. On March 13, 2020, the Company’s Board of Directors approved a 500,000 share expansion, and on November 2, 2020, approved a 750,000 share expansion to the existing stock repurchase program, for a total of 1,750,000 shares authorized under the program. All shares repurchased under the RP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the RP may be determined by management. At June 30, 2021, there were 717,822 shares remaining that could be repurchased under the Company’s Repurchase Program.  Stock repurchases under the RP will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
A summary of the activity under the RP is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Number of shares repurchased	-	831,254	-	38,160
Average price of shares repurchased	$-	$8.56	$-	$7.90
Shares remaining to be repurchased	717,822	168,746	717,822	168,746

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I, and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2021, that the Company and Bank meet all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of June 30, 2021, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility (the “PPP Facility”) and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. The PPP loans of $47.5 million we originated are included in the calculation of our leverage ratio as of June 30, 2021 as we did not utilize the PPP Facility for funding purposes.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company’s and Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirements		With Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2021
Total capital to risk-weighted assets
Company	$126,459	14.47%	$69,901	8.00%	$91,745	10.50%	N/A	N/A
Bank	126,406	14.48	69,819	8.00	91,637	10.50	$87,273	10.00%
Tier I capital to risk-weighted assets
Company	115,520	13.22	52,426	6.00	74,269	8.50	N/A	N/A
Bank	115,480	13.23	52,364	6.00	74,182	8.50	69,819	8.00
CET I capital to risk-weighted assets
Company	115,520	13.22	39,319	4.50	61,163	7.00	N/A	N/A
Bank	115,480	13.23	39,273	4.50	61,091	7.00	56,728	6.50
Tier I capital to average assets
Company	115,520	11.26	41,039	4.00	N/A	N/A	N/A	N/A
Bank	115,480	11.28	40,945	4.00	N/A	N/A	51,182	5.00

As of December 31, 2020
Total capital to risk-weighted assets
Company	$115,375	14.73%	$62,641	8.00%	$82,216	10.50%	N/A	N/A
Bank	115,335	14.75	62,563	8.00	82,114	10.50	$78,204	10.00%
Tier I capital to risk-weighted assets
Company	105,736	13.50	46,981	6.00	66,556	8.50	N/A	N/A
Bank	105,696	13.51	46,922	6.00	66,473	8.50	62,563	8.00
CET I capital to risk-weighted assets
Company	105,736	13.50	35,236	4.50	54,811	7.00	N/A	N/A
Bank	105,696	13.51	35,192	4.50	54,743	7.00	50,832	6.50
Tier I capital to average assets
Company	105,736	10.78	39,218	4.00	N/A	N/A	N/A	N/A
Bank	105,696	10.78	39,233	4.00	N/A	N/A	49,041	5.00

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
As of June 30, 2021, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At June 30, 2021, approximately $26.4 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 6:	Related-Party Transactions

At June 30, 2021 and December 31, 2020, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties) approximating $0. A summary of the activity related to these loans is as follows (dollars in thousands):

	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period

Six months ended June 30, 2021	$-	$-	$-	$-
Year ended December 31, 2020	$1,055	$-	$(1,055)	$-

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

The Bank leases office and retail banking space in Woodward, Oklahoma from Haines Realty Investments Company, LLC, a related party of the Company. Lease expense totaled $46,000 for the three months ended June 30, 2021 and 2020 and $92,000 for the six months ended June 30, 2021 and 2020. In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 7:	Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to the maximum legal limit with the Bank matching up to 5% of the employee’s salary. Employer contributions charged to expense for the three months ended June 30, 2021 and 2020 totaled $75,000 and $69,000, respectively. Employer contributions charged to expense for the six months ended June 30, 2021 and 2020 totaled $140,000 and $114,000, respectively.

Stock-Based Compensation

The Company adopted a nonqualified incentive stock option plan (the “Bank7 Corp. 2018 Equity Incentive Plan”) in September 2018. The Bank7 Corp. 2018 Equity Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Plan for the three months ended June 30, 2021 and 2020 totaled $171,000 and $191,000, respectively. Employer contributions charged to expense for the six months ended June 30, 2021 and 2020 totaled $473,000 and $371,000, respectively. There were 689,050 shares available for future grants as of June 30, 2021.

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

The following table is a summary of the stock option activity under the Bank7 Corp. 2018 Equity Incentive Plan (dollar amounts in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Six Months Ended June 30, 2021
Outstanding at December 31, 2020	185,250	$18.73
Options Granted	80,500	14.31
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at June 30, 2021	265,750	17.39	8.08	$243,720
Exercisable at June 30, 2021	86,307	18.75	7.37	$3,525

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the period presented:

	Six Months Ended
	June 30, 2021	June 30, 2020
Risk-free interest rate	0.52%	1.71%
Dividend yield	2.89%	2.20%
Stock price volatility	66.67%	41.27%
Expected term	6.41	7.51

The following table summarizes share information about RSUs for the six months ended June 30, 2021:

Six Months Ended June 30, 2021	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Outstanding at December 31, 2020	118,000	$18.09
Shares granted	25,200	14.31
Shares vested	(7,582)	18.02
Shares forfeited	-	-
End of the period balance	135,618	$17.39

As of June 30, 2021, there was approximately $1.9 million of unrecognized compensation expense related to 135,618 unvested RSUs and $756,000 of unrecognized compensation expense related to 265,750 unvested and/or unexercised stock options. The stock option expense is expected to be recognized over a weighted average period of 2.88 years, and the RSU expense is expected to be recognized over a weighted average period of 2.76 years.

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

Recurring Measurements

There were no assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2021 and December 31, 2020 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2021
Impaired loans (collateral- dependent)	$7,660	$-	$-	$7,660

December 31, 2020
Impaired loans (collateral- dependent)	$11,358	$-	$-	$11,358

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted- Average
June 30, 2021
Collateral-dependent impaired loans	$7,660	Appraisals from comparable properties	Estimated cost to sell	5-10%

December 31, 2020
Collateral-dependent impaired loans	$11,358	Appraisals from comparable properties	Estimated cost to sell	3-5%

The following tables presents estimated fair values of the Company’s financial instruments not     recorded at fair value at June 30, 2021 and December 31, 2020 (dollars in thousands):

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3	Total
June 30, 2021

Financial Assets
Cash and due from banks	$187,732	$187,732	$-	$-	$187,732
Interest-bearing time deposits in other banks	5,478	-	5,478	-	5,478
Loans, net of allowance	919,687	-	911,153	7,660	918,813
Mortgage loans held for sale	1,334	-	1,334	-	1,334
Nonmarketable equity securities	1,187	-	1,187	-	1,187
Interest receivable	3,609	-	3,609	-	3,609

Financial Liabilities
Deposits	$1,008,549	$-	$1,007,905	$-	$1,007,905
Interest payable	188	-	188	-	188

December 31, 2020

Financial Assets
Cash and due from banks	$153,901	$153,901	$-	$-	$153,901
Interest-bearing time deposits in other banks	16,412	-	16,412	-	16,412
Loans, net of allowance	826,974	-	815,223	11,358	826,581
Mortgage loans held for sale	324	-	324	-	324
Nonmarketable equity securities	1,172	-	1,172	-	1,172
Interest receivable	4,365	-	4,365	-	4,365

Financial Liabilities
Deposits	$905,514	$-	$904,928	$-	$904,928
Interest payable	286	-	286	-	286

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

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at June 30, 2021 and December 31, 2020.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 9:	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets. The following summarizes those financial instruments with contract amounts representing credit risk as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020

Commitments to extend credit	$193,654	$206,520
Financial and performance standby letters of credit	6,198	2,366

	$199,852	$208,886

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

As of June 30, 2021, hospitality loans were 22% of gross total loans with outstanding balances of $208.6 million and unfunded commitments of $49.8 million; energy loans were 11% of gross total loans with outstanding balances of $104 million and unfunded commitments of $9.2 million.

The Company evaluates goodwill for potential goodwill impairment on an annual basis or more often based on consideration if any impairment indicators have occurred. A prolonged strain on the U.S. economy impacting the Company could result in goodwill being partially or fully impaired. At June 30, 2021, goodwill of $1.0 million was recorded on the consolidated balance sheet.

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

As of June 30, 2021, we had total assets of $1.1 billion, total loans of $932.0 million, total deposits of $1.0 billion and total shareholders’ equity of $117.0 million.

Results of Operations

Performance Summary. For the second quarter of 2021, we reported a pre-tax income of $8.1 million, compared to pre-tax income of $6.7 million for the second quarter of 2020. For the first six months of 2021 we reported pre-tax income of $14.9 million, compared to $13.5 million for the same period in 2020. For the second quarter of 2021, interest income increased by $881,000, or 6.5%, compared to the second quarter of 2020. For the first six months of 2021, interest income increased by $561,000 or 2.1% compared to $27.1 million for the same period in 2020. For the second quarter of 2021, average total loans were $889.3 million with loan yields of 6.48% as compared to $826.1 million with loan yields of 6.52% for the second quarter of 2020. For the first six months of 2021, average total loans were $868.5 million with loan yields of 6.37% as compared to average total loans of $786.9 million with loan yields of 6.77% for the same period in 2020.

Our provision for loan losses for the second quarter of 2021 was $1.3 million, compared to $1.4 million for the second quarter of 2020.

Return on average assets was 2.39% for the second quarter of 2021, as compared to 2.09% for the same period in 2020.  For the first six months of 2021, return on average assets was 2.25%, compared to 2.20% for the same period in 2020. The return on average equity was 21.61% for the second quarter of 2021, as compared to 20.36% for the same period in 2020. For the first six months of 2021, return on average equity was 20.34%, compared to 20.17% for the same period in 2020. The efficiency ratio was 34.22% for the three months ended June 30, 2021, as compared to 33.71% for the same period in 2020. The efficiency ratio was 35.02% for the six months ended June 30, 2021, as compared to 35.33% for the same period in 2020.

Pre-tax return on average assets was 3.16% for the second quarter of 2021, as compared to 2.78% for the same period in 2020.  The pre-tax return on average equity was 28.56% for the second quarter of 2021, as compared to 27.12% for the same period in 2020. Pre-tax return on average assets was 2.99% for the six months ended June 30, 2021, as compared to 2.93% for the same period in 2020.  The pre-tax return on average equity was 27.04% for the six months ended June 30, 2021, as compared to 26.92% for the same period in 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic.  The CARES Act created a $349 billion loan program called the Paycheck Protection Program (the “PPP”) for loans to small businesses for, among other things, payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. PPP loans are fully guaranteed by the Small Business Administration (SBA). As of June 30, 2021, we had 359 PPP loans with balances totaling $47.5 million compared to 166 PPP loans with balances totaling $44.9 million as of December 31, 2020.   We recognized $913,000 and $906,000 in PPP origination fees during the three month periods ended June 30, 2021 and 2020, respectively. We recognized $1.7 million and $906,000 in PPP origination fees during the six month periods ended June 30, 2021 and 2020, respectively. Deferred PPP origination fees totaled $831,000 and $442,000 as of June 30, 2021 and December 31, 2020, respectively.

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

The following table presents, for the periods indicated, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) weighted average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; and (iv) the net interest margin.

	Net Interest Margin
	For the Three Months Ended June 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Short-term investments(1)	$128,643	$64	0.20%	$134,764	$156	0.47%
Investment securities(2)	1,187	$16	5.41	1,089	15	5.54
Loans held for sale	557	-	-	222	-	-
Total loans(3)	889,278	14,357	6.48	826,111	13,385	6.52
Total interest-earning assets	1,019,665	14,437	5.68	962,186	13,556	5.67%
Noninterest-earning assets	5,086			9,187
Total assets	$1,024,751			$971,373

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$399,293	329	0.33%	$373,812	704	0.76%
Time deposits	212,212	443	0.84	219,990	923	1.69
Total interest-bearing deposits	611,505	772	0.51	593,802	1,627	1.10%
Total interest-bearing liabilities	611,505	772	0.51	593,802	1,627	1.10%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	293,867			272,373
Other noninterest-bearing liabilities	6,047			5,729
Total noninterest-bearing liabilities	299,914			278,102
Shareholders' equity	113,332			99,469
Total liabilities and shareholders' equity	$1,024,751			$971,373

Net interest income		$13,665			$11,929
Net interest spread(4)			5.17%			4.56%
Net interest margin			5.38%			4.99%

(1)	Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for FHLB and FRB stock.

(3)	Non-accrual loans of $12.2 million are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities

For the second quarter of 2021 compared to the second quarter of 2020:
-
Interest income on short term investments totaled $64,000 as compared to $156,000, a decrease of $92,000 or 59.0%, which was attributable to a decrease in yield on short term investments of 27 basis points, or 58.0%;

-	Loan fees totaled $2.5 million, an increase of $895,000 or 54.9%, which was attributable to loan growth during the period as well as increased PPP fees; and
-	Net interest margin for the second quarter of 2021 was 5.38% compared to 4.99% for the second quarter of 2020.

	Net Interest Margin
	For the Six Months Ended June 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Short-term investments(1)	$127,203	$157	0.25%	$125,906	$554	0.88%
Investment securities(2)	1,180	17	2.91	1,095	18	3.31
Loans held for sale	445	-	-	174	-	-
Total loans(3)	868,526	27,450	6.37	786,943	26,491	6.77
Total interest-earning assets	997,354	27,624	5.59	914,118	27,063	5.95
Noninterest-earning assets	6,090			8,969
Total assets	$1,003,444			$923,087

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$412,070	691	0.34%	$358,167	1,714	0.96%
Time deposits	208,903	956	0.92	212,537	1,988	1.88
Total interest-bearing deposits	620,973	1,647	0.53	570,704	3,702	1.30
Total interest-bearing liabilities	620,973	1,647	0.53	570,704	3,702	1.30

Noninterest-bearing liabilities:
Noninterest-bearing deposits	266,237			246,630
Other noninterest-bearing liabilities	5,126			5,160
Total noninterest-bearing liabilities	271,363			251,790
Shareholders' equity	111,108			100,593
Total liabilities and shareholders' equity	$1,003,444			$923,087

Net interest income		$25,977			$23,361
Net interest spread(4)			5.05%			4.65%
Net interest margin			5.25%			5.14%

(1)	Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for FHLB and FRB stock.

(3)	Non-accrual loans of $12.2 million are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

For the first six months of 2021 compared to the same period in 2020:
-	Interest income on short term investments totaled $157,000 as compared to $554,000, a decrease of $397,000 or 71.7%, which was attributable to a decrease in yield of 63 basis points;
-	Loan fees totaled $4.5 million, an increase of $1.6 million, or 56.2% which was attributable to loan growth during the period as well as increased PPP fees;
-	Net interest margin for the first six months of 2021 was 5.25% compared to 5.14% for the same period in 2020.

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

	Analysis of Changes in Interest Income and Expenses
	For the Three Months Ended June 30, 2021 over 2020
	Change due to:
	Volume(1)	Rate(1)	Interest Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$(7)	$(85)	$(92)
Investment securities	1	(0)	1
Total loans	1,026	(54)	972
Total increase (decrease) in interest income	1,021	(140)	881

Increase (decrease) in interest expense:
Deposits
Transaction accounts	48	(423)	(375)
Time deposits	(33)	(447)	(480)
Total interest-bearing deposits	15	(870)	(855)
Total increase (decrease) in interest expense	15	(870)	(855)

Increase (Decrease) in net interest income	$1,006	$732	$1,736

	Analysis of Changes in Interest Income and Expenses
	For the Six Months Ended June 30 2021 over 2020
	Change due to:
	Volume(1)	Rate(1)	Interest Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$6	$(403)	$(397)
Investment securities	1	(2)	(1)
Total loans	2,739	(1,780)	959
Total increase (decrease) in interest income	2,746	(2,185)	561

Increase (decrease) in interest expense:
Deposits
Transaction accounts	1,046	(2,069)	(1,023)
Time deposits	(138)	(894)	(1,032)
Total interest-bearing deposits	907	(2,962)	(2,055)
Total increase (decrease) in interest expense	907	(2,962)	(2,055)

Increase (Decrease) in net interest income	$1,839	$777	$2,616

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. We establish an allowance for loan losses (“Allowance”) through charges to earnings, which are shown in the statements of income as the provision for loan losses. Specifically identifiable and quantifiable known losses are charged off against the allowance. The provision for loan losses is determined by conducting a quarterly evaluation of the adequacy of our Allowance and applying the shortfall or excess, if any, to the current quarter’s expense. Any shortfall between the liquidation value of the underlying collateral and the recorded investment value of the loan is considered the required specific reserve amount. See the discussion under “—Critical Accounting Policies and Estimates—Allowance for Loan and Lease Losses.” This has the effect of creating variability in the amount and frequency of charges to our earnings. The provision for loan losses and level of allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in our market areas.

The Allowance as a percentage of loans was 1.32% at June 30, 2021 as compared to 1.15% at December 31, 2020. The overall increase in allowance for loan loss was driven by strong organic loan growth and the known migration of one relationship consisting of one substandard loan with a related specific reserve of $3.0 million.

Noninterest Income

Noninterest income for the three months ended June 30, 2021 was $579,000 compared to $301,000 for the same period in 2020, an increase of $278,000, or 92.4%. The increase in noninterest income is due to an increase in other income and fees and an increase in secondary market income due to an increase in mortgage lending activity. The following table sets forth the major components of our noninterest income for the three months ended June 30, 2021 and 2020:

	For the Three Months Ended
	June 30,
	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Secondary market income	$78	$39	$39	100.00%
Service charges on deposit accounts	119	95	24	25.26%
Other income and fees	382	167	215	128.74%
Total noninterest income	$579	$301	$278	92.36%

Noninterest income for the six months ended June 30, 2021 was $916,000 compared to $631,000 for the same period in 2020, an increase of $285,000, or 45.2%. The increase in noninterest income is due to an increase in other income and fees and an increase in secondary market income due to an increase in mortgage lending activity. The following table sets forth the major components of our noninterest income for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended
	June 30,
	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Secondary market income	$92	$77	$15	19.48%
Service charges on deposit accounts	239	214	25	11.68%
Other income and fees	585	340	245	72.06%
Total noninterest income	$916	$631	$285	45.17%

Noninterest Expense

Noninterest expense for the three months ended June 30, 2021 was $4.9 million compared to $4.1 million for the same period in 2020, an increase of $752,000, or 18.2%. The following table sets forth the major components of our noninterest expense for the three months ended June 30, 2021 and 2020:

	For the Three Months Ended
	June 30,
	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$2,949	$2,597	$352	13.55%
Furniture and equipment	231	218	13	5.96%
Occupancy	458	413	45	10.90%
Data and item processing	286	269	17	6.32%
Accounting, marketing, and legal fees	149	77	72	93.51%
Regulatory assessments	161	94	67	71.28%
Advertising and public relations	71	29	42	144.83%
Travel, lodging and entertainment	118	43	75	174.42%
Other expense	452	383	69	18.02%
Total noninterest expense	$4,875	$4,123	$752	18.24%

Noninterest expense for the six months ended June 30, 2021 was $9.4 million compared to $8.5 million for the same period in 2020, an increase of $943,000, or 11.1%. The following table sets forth the major components of our noninterest expense for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended
	June 30,
	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$5,739	$5,071	$668	13.17%
Furniture and equipment	433	434	(1)	(0.23)
Occupancy	930	874	56	6.41
Data and item processing	565	545	20	3.67
Accounting, marketing, and legal fees	297	203	94	46.31
Regulatory assessments	302	117	185	158.12
Advertising and public relations	105	298	(193)	(64.77)
Travel, lodging and entertainment	207	96	111	115.63
Other expense	841	838	3	0.36
Total noninterest expense	$9,419	$8,476	$943	11.13%

Salaries and employee benefits totaled $5.7 million for the six months ended June 30, 2021 compared to $5.0 million for the same period in 2020, an increase of $668,000 or 13.2%. This increase was attributable to an increase in employee base due to bank-wide organic growth.

Financial Condition

The following discussion of our financial condition compares June 30, 2021 and December 31, 2020.

Total Assets

Total assets increased $116.4 million, or 11.5%, to $1.1 billion as of June 30, 2021, compared to $1.0 billion as of December 31, 2020. The increasing trend in total assets is primarily attributable to strong organic loan and deposit growth within the Oklahoma City and Dallas/Fort Worth metropolitan areas, our expansion into the Tulsa market and the addition of PPP loans.

Loan Portfolio

The following table presents the balance and associated percentage of each major category in our loan portfolio as of June 30, 2021 and December 31, 2020:

	As of June 30,		As of December 31,
	2021		2020
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$124,106	13.3%	$107,855	12.8%
1-4 family real estate	34,089	3.6%	29,079	3.5%
Commercial real estate - Other	312,532	33.4%	290,489	34.6%
Total commercial real estate	470,727	50.3%	427,423	50.9%

Commercial & industrial	394,766	42.2%	351,248	41.9%
Agricultural	62,722	6.7%	50,519	6.0%
Consumer	7,888	0.8%	9,898	1.2%
Gross Loans	936,103	100.0%	839,088	100.0%
Less unearned income, net	(4,110)		(2,475)
Total Loans, net of unearned income	931,993		836,613
Allowance for loan and lease losses	(12,306)		(9,639)
Net loans	$919,687		$826,974

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of June 30, 2021 and December 31, 2020, our gross loans were $936.1 million and $839.1 million, respectively.  Included in the commercial & industrial loan balance at June 30, 2021 and December 31, 2020, respectively, are $47.5 million and $44.9 million of loans that were originated under the SBA PPP program.

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

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of June 30, 2021
			Due after One Year		Due after Five Years
	Due in One Year or Less		Through Five Years		Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$14	$54,936	$2,402	$65,934	$-	$820	$-	$-	$124,106
1-4 family real estate	2,178	13,883	3,945	14,046	37	-	-	-	34,089
Commercial real estate - other	9,493	94,006	49,711	155,059	-	2,759	-	1,504	312,532
Total commercial real estate	11,685	162,825	56,058	235,039	37	3,579	-	1,504	470,727

Commercial & industrial	34,440	178,411	13,613	143,343	17,352	6,947	-	660	394,766
Agricultural	2,162	23,889	2,186	32,261	526	1,097	-	601	62,722
Consumer	969	-	5,406	71	938	419	85	-	7,888
Gross loans	$49,256	$365,125	$77,263	$410,714	$18,853	$12,042	$85	$2,765	$936,103

	As of December 31, 2020
			Due after One Year		Due after Five Years
	Due in One Year or Less		Through Five Years		Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$14	$47,649	$885	$58,387	$-	$920	$-	$-	$107,855
1-4 family real estate	273	13,394	4,712	9,959	39	702	-	-	29,079
Commercial real estate - other	2,377	55,307	45,880	180,721	294	4,288	-	1,622	290,489
Total real estate	2,664	116,350	51,477	249,067	333	5,910	-	1,622	427,423

Commercial & industrial	16,914	194,520	39,593	93,707	11	6,503	-	-	351,248
Agricultural	5,141	27,215	2,534	14,420	60	541	-	608	50,519
Consumer	1,544	150	6,570	65	1,057	425	87	-	9,898
Gross loans	$26,263	$338,235	$100,174	$357,259	$1,461	$13,379	$87	$2,230	$839,088

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

The allowance was $12.3 million at June 30, 2021, compared to $9.6 million at December 31, 2020.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Balance at beginning of the period	$9,639	$7,846
Provision for loan losses	2,575	2,050
Charge-offs:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - Other	-	-
Commercial & industrial	-	(39)
Agricultural	-	-
Consumer	(61)	-
Total charge-offs	(61)	(39)
Recoveries:
Construction & development	-	-
1-4 family real estate	-	2
Commercial real estate - Other	-	-
Commercial & industrial	14	9
Agricultural	138	10
Consumer	1	-
Total recoveries	153	21
Net charge-offs	92	(18)
Balance at end of the period	$12,306	$9,878

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of June 30,		As of December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,631	13.3%	$1,239	12.8%
1-4 family real estate	448	3.6%	334	3.5%
Commercial real estate - Other	4,109	33.4%	3,337	34.6%
Commercial & industrial	5,189	42.2%	4,035	41.9%
Agricultural	825	6.7%	580	6.0%
Consumer	104	0.8%	114	1.2%
Total	$12,306	100.0%	$9,639	100.0%

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

The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) January 1, 2022. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40.  As of June 30, 2021, one loan totaling $3.1 million was modified, related to COVID-19, which was not considered a troubled debt restructuring.

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

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of June 30,	As of December 31,
	2021	2020
	(Dollars in thousands)
Nonaccrual loans	13,620	14,575
Troubled-debt restructurings (1)	-	-
Accruing loans 90 or more days past due	106	1,960
Total nonperforming loans	13,726	16,535
Other real estate owned	-	-
Total nonperforming assets	$13,726	$16,535
Ratio of nonperforming loans to total loans	1.47%	1.98%
Ratio of nonperforming assets to total assets	1.21%	1.63%

(1)	$12.16 million and $12.98 million of TDRs as of June 30, 2021 and December 31, 2020, respectively, are included in the nonaccrual loans balance in the line above

The following tables present an aging analysis of loans as of the dates indicated.

	As of June 30, 2021
	Loans 30- 59 days past due	Loans 60- 89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Total loans
	(Dollars in thousands)

Construction & development	$-	$-	$-	$-	$-	$124,106	$124,106
1-4 family real estate	-	-	-	-	-	34,089	34,089
Commercial real estate - Other	-	-	-	-	-	312,532	312,532
Commercial & industrial	74	10,660	-	-	10,734	384,032	394,766
Agricultural	-	-	106	106	106	62,616	62,722
Consumer	34	-	-	-	34	7,854	7,888
Total	$108	$10,660	$106	$106	$10,874	$925,229	$936,103

	As of December 31, 2020
	Loans 30- 59 days past due	Loans 60- 89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Total loans
	(Dollars in thousands)

Construction & development	$714	$-	$-	$-	$714	$107,141	$107,855
1-4 family real estate	-	-	-	-	-	29,079	29,079
Commercial real estate - Other	1,444	-	1,960	1,960	3,404	287,085	290,489
Commercial & industrial	-	-	-	-	-	351,248	351,248
Agricultural	-	-	-	-	-	50,519	50,519
Consumer	193	-	-	-	193	9,705	9,898
Total	$2,351	$-	$1,960	$1,960	$4,311	$834,777	$839,088

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

Substandard loans totaled $29.1 million as of June 30, 2021, an increase of $5.9 million compared to December 31, 2020. The increase primarily related to one commercial real estate relationship totaling $8.8 million with no specific reserve.

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of June 30, 2021
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$124,106	$-	$-	$-	$124,106
1-4 family real estate	34,089	-	-	-	34,089
Commercial real estate - Other	254,765	18,650	24,301	14,816	312,532
Commercial & industrial	366,781	6,001	7,724	14,260	394,766
Agricultural	62,722	-	-	-	62,722
Consumer	7,888	-	-	-	7,888
Total	$850,351	$24,651	$32,025	$29,076	$936,103

	As of December 31, 2020
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$107,855	$-	$-	$-	$107,855
1-4 family real estate	28,711	368	-	-	29,079
Commercial real estate - Other	248,194	24,155	10,086	8,054	290,489
Commercial & industrial	328,656	7,691	300	14,601	351,248
Agricultural	50,051	-	-	468	50,519
Consumer	9,898	-	-	-	9,898
Total	$773,365	$32,214	$10,386	$23,123	$839,088

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

The following table presents loans restructured as TDRs as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific reserves allocated
	(Dollars in thousands)
Commercial & industrial	1	$10,660	$10,660	$3,000
Commercial real estate	1	1,503	1,503	-
Total	2	$12,163	$12,163	$3,000

	As of December 31, 2020
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific reserves allocated
	(Dollars in thousands)
Commercial & industrial	1	$10,886	$10,886	$-
Agricultural	1	469	469	-
Commercial real estate	1	1,622	1,622	-
Total	3	$12,977	$12,977	$-

There were no payment defaults with respect to loans modified as TDRs as of June 30, 2021 and December 31, 2020. Impairment analyses are prepared on TDRs in conjunction with the normal allowance process. There were no TDRs restructured during the six months ended June 30, 2021 and TDR’s restructured during the twelve months ended December 31, 2020 required $0 in specific reserves.

The following table presents total TDRs, both in accrual and nonaccrual status as of the periods indicated:

	As of June 30 2021		As of December 31, 2020
	Number of contracts	Amount	Number of contracts	Amount
	(Dollars in thousands)
Accrual	-	$-	-	$-
Nonaccrual	2	12,163	3	12,977
Total	2	$12,163	3	$12,977

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

Total deposits as of June 30, 2021 and December 31, 2020 were $1.0 billion and $905.5 million, respectively. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	June 30,		As of December 31,
	2021		2020
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars in thousands)
Noninterest-bearing demand	$330,061	32.7%	$246,569	27.2%
Interest-bearing:
NOW deposits	248,082	24.6%	232,676	25.7%
Money market	153,217	15.2%	160,108	17.7%
Savings deposits	55,837	5.5%	54,008	6.0%
Time deposits ($250,000 or less)	149,905	14.9%	135,811	15.0%
Time deposits (more than $250,000)	71,447	7.1%	76,342	8.4%
Total interest-bearing	678,488	67.3%	658,945	72.8%
Total deposits	$1,008,549	100.0%	$905,514	100.0%

The following table summarizes our average deposit balances and weighted average rates for the six-month period ending June 30, 2021 and year ended December 31, 2020:

	For the Six Months Ended June 30,		For the Year Ended December 31,
	2021		2020
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$266,237	0.00%	$256,431	0.00%
Interest-bearing:
NOW deposits	195,597	0.41%	163,989	0.78%
Money market	161,948	0.29%	154,724	0.72%
Savings deposits	54,525	0.23%	58,806	0.56%
Time deposits	208,903	0.92%	207,442	1.65%
Total interest-bearing	620,973	0.53%	584,961	1.05%
Total deposits	$887,210	0.37%	$841,392	0.73%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of June 30, 2021
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits ($250,000 or less)	$21,540	$42,072	$56,064	$30,229	$149,905
Time deposits (more than $250,000)	19,692	15,656	20,224	15,875	71,447
Total time deposits	$41,232	$57,728	$76,288	$46,104	$221,352

	As of December 31, 2020
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits ($250,000 or less)	$29,730	$25,894	$54,410	$25,777	$135,811
Time deposits (more than $250,000)	11,119	7,845	35,770	21,608	76,342
Total time deposits	$40,849	$33,739	$90,180	$47,385	$212,153

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

As of June 30, 2021, we had no unsecured fed funds lines with correspondent depository institutions with no amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $72.7 million as of June 30, 2021 and $64.8 million as of December 31, 2020.

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

As of June 30, 2021, the Bank was in compliance with all applicable regulatory requirements and categorized as “well-capitalized” under the prompt corrective action frame work.  There have been no conditions or events since June 30, 2021 that management believes would change this classification. The table below presents our applicable capital requirements, as well as our capital ratios as of June 30, 2021 and December 31, 2020. The Company exceeded all regulatory capital requirements and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. As of June 30, 2021, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

	Actual		With Capital Conservation Buffer		Minimum to be Considered "Well- Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2021:
Total capital (to risk-weighted assets)
Bank7 Corp.	$126,459	14.47%	$91,745	10.50%	N/A	N/A
Bank	126,406	14.48%	91,637	10.50%	$87,273	10.00%
Tier 1 capital (to risk-weighted assets)
Bank7 Corp.	115,520	13.22%	74,269	8.50%	N/A	N/A
Bank	115,480	13.23%	74,182	8.50%	69,819	8.00%
CET 1 capital (to risk-weighted assets)
Bank7 Corp.	115,520	13.22%	61,163	7.00%	N/A	N/A
Bank	115,480	13.23%	61,091	7.00%	56,728	6.50%
Tier 1 capital (to average assets)
Bank7 Corp.	115,520	11.26%	N/A	N/A	N/A	N/A
Bank	115,480	11.28%	N/A	N/A	51,182	5.00%

	Actual		With Capital Conservation Buffer		Minimum to be Considered "Well- Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2020:
Total capital (to risk-weighted assets)
Bank7 Corp.	$115,375	14.73%	$82,216	10.50%	N/A	N/A
Bank	115,335	14.75%	82,114	10.50%	$78,204	10.00%
Tier 1 capital (to risk-weighted assets)
Bank7 Corp.	105,736	13.50%	66,556	8.50%	N/A	N/A
Bank	105,696	13.51%	66,473	8.50%	62,563	8.00%
CET 1 capital (to risk-weighted assets)
Bank7 Corp.	105,736	13.50%	54,811	7.00%	N/A	N/A
Bank	105,696	13.51%	54,743	7.00%	50,832	6.50%
Tier 1 capital (to average assets)
Bank7 Corp.	105,736	10.78%	N/A	N/A	N/A	N/A
Bank	105,696	10.78%	N/A	N/A	49,041	5.00%

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased to $117.0 million as of June 30, 2021, compared to $107.3 million as of December 31, 2020, an increase of $9.7 million, or 9.0%. The increases were driven by retained capital from net income during the period.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of June 30, 2021, and December 31, 2020:

	Payments Due as of June 30, 2021
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$787,197	$-	$-	$-	$787,197
Time deposits	175,249	45,177	926	-	221,352
Operating lease commitments	561	659	396	-	1,616
Total contractual obligations	$963,007	$45,836	$1,322	$-	$1,010,165

	Payments Due as of December 31, 2020
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$693,361	$-	$-	$-	$693,361
Time deposits	164,753	46,563	822	-	212,138
Operating lease commitments	470	390	49	-	909
Total contractual obligations	$858,584	$46,953	$871	$-	$906,408

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

The following table summarizes commitments as of the dates presented.

	As of June 30, 2021	As of December 31, 2020
	(Dollars in thousands)
Commitments to extend credit	$193,654	$206,520
Standby letters of credit	6,198	2,366
Total	$199,852	$208,886

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of our consolidated unaudited financial statements as of June 30, 2021.

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

Goodwill and Intangibles

Goodwill from an acquisition is the value attributable to unidentifiable intangible elements acquired. At a minimum, annual evaluation of the value of goodwill is required. Management evaluated the carrying value of our goodwill as of June 30, 2021 and December 31, 2020 and determined that no impairment existed.

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

ITEM 4.

Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2021 of our disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, such controls.

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

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On September 5, 2019, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s common stock. On March 13, 2020, the Company’s Board of Directors approved a 500,000 share expansion and on November 2, 2020, approved a 750,000 share expansion to the existing stock repurchase program, for a total of 1,750,000 shares authorized under the program. The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase programs do not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under these programs will be retired subsequent to acquisition. During the six months ended June 30, 2021, there were no shares purchased under the Company’s Repurchase Program. At June 30, 2021, there were 717,822 shares remaining that could be repurchased under the Company’s Repurchase Program.

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

BANK7 CORP.

DATED:	August 13, 2021	By: /s/ Thomas L. Travis
Thomas L. Travis
President and Chief Executive Officer

DATED:	August 13, 2021	By: /s/ Kelly J. Harris
Kelly J. Harris
Executive Vice President and Chief Financial Officer