Form 10-Q
period 2021-09-30
Bank7 Corp.
filed 2021-11-05
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

As of November 5, 2021, the registrant had 9,071,417 shares of common stock, par value $0.01, outstanding.

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

Item 1.	Unaudited Financials

Bank7 Corp.
Unaudited Condensed Consolidated Balance Sheet
(Dollar amounts in thousands, except per share data)

Assets	September 30, 2021 (unaudited)	December 31, 2020

Cash and due from banks	$205,762	$153,901
Interest-bearing time deposits in other banks	5,229	16,412
Loans, net of allowance for loan losses of $9,306 and $9,639 at September 30, 2021 and December 31, 2020, respectively	915,393	826,974
Loans held for sale, at fair value	1,002	324
Premises and equipment, net	8,775	9,151
Nonmarketable equity securities	1,193	1,172
Goodwill and other intangibles, net	1,446	1,583
Interest receivable and other assets	7,430	7,152

Total assets	$1,146,230	$1,016,669
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$335,633	$246,569
Interest-bearing	682,741	658,945

Total deposits	1,018,374	905,514

Income taxes payable	-	9
Interest payable and other liabilities	5,447	3,827

Total liabilities	1,023,821	909,350

Shareholders’ equity
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, non-voting, par value $0.01 per share, 20,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding: 9,070,038 and 9,044,765 at September 30, 2021 and December 31, 2020 respectively	91	90
Additional paid-in capital	93,766	93,162
Retained earnings	28,552	14,067

Total shareholders’ equity	122,409	107,319

Total liabilities and shareholders’ equity	$1,146,230	$1,016,669

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Income
(Dollar amounts in thousands, except per share data)
	Three Months ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest Income
Loans, including fees	$13,927	$12,777	$41,377	$39,268
Interest-bearing time deposits in other banks	35	123	141	419
Other interest and dividend income	46	26	114	303

Total interest income	14,008	12,926	41,632	39,990

Interest Expense
Deposits	729	1,325	2,376	5,028

Total interest expense	729	1,325	2,376	5,028

Net Interest Income	13,279	11,601	39,256	34,962

Provision for Loan Losses	750	1,250	3,325	3,300

Net Interest Income After Provision for Loan Losses	12,529	10,351	35,931	31,662

Noninterest Income
Secondary market income	161	57	253	134
Service charges on deposit accounts	141	104	380	318
Other	275	173	860	513

Total noninterest income	577	334	1,493	965

Noninterest Expense
Salaries and employee benefits	2,946	2,505	8,685	7,576
Furniture and equipment	218	224	651	658
Occupancy	461	543	1,391	1,417
Data and item processing	292	276	857	821
Accounting, marketing and legal fees	150	135	447	338
Regulatory assessments	162	164	464	281
Advertising and public relations	76	62	181	360
Travel, lodging and entertainment	102	50	309	146
Other	372	625	1,213	1,463

Total noninterest expense	4,779	4,584	14,198	13,060

Income Before Taxes	8,327	6,101	23,226	19,567
Income tax expense	2,063	1,661	5,753	5,040
Net Income	$6,264	$4,440	$17,473	$14,527

Earnings per common share - basic	$0.69	$0.48	$1.93	$1.53
Earnings per common share - diluted	0.69	0.48	1.92	1.53
Weighted average common shares outstanding - basic	9,052,718	9,228,128	9,051,112	9,483,540
Weighted average common shares outstanding - diluted	9,105,255	9,228,128	9,078,671	9,483,540

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(Dollar Amounts in thousands, except share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common Stock (Shares)
Balance at beginning of period	9,050,606	9,226,252	9,044,765	10,057,506
Shares issued for restricted stock units	19,432	19,437	25,273	19,437
Shares acquired and canceled	-	(4,000)	-	(835,254)
Balance at end of period	9,070,038	9,241,689	9,070,038	9,241,689

Common Stock (Amount)
Balance at beginning of period	$90	$92	$90	$101
Shares issued for restricted stock units	1	-	1	(9)
Balance at end of period	$91	$92	$91	$92

Additional Paid-in Capital
Balance at beginning of period	$93,635	$92,762	$93,162	$92,391
Stock-based compensation expense	131	198	604	569
Balance at end of period	$93,766	$92,960	$93,766	$92,960

Retained Earnings
Balance at beginning of period	$23,286	$8,765	$14,067	$7,634
Net income	6,264	4,440	17,473	14,527
Common stock acquired and canceled	-	(103)	-	(7,210)
Cash dividends declared ($0.11 and $0.10 per share for the three months ended September 30, 2021 and 2020, respectively; $0.33 and $0.30 per share for the nine months ended September 30, 2021 and 2020, respectively)	(998)	(924)	(2,988)	(2,773)
Balance at end of period	$28,552	$12,178	$28,552	$12,178

Total Shareholders' equity	$122,409	$105,230	$122,409	$105,230

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in thousands)

	For the Nine Months Ended September 30,
	2021	2020

Operating Activities
Net income	$17,473	$14,527
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	775	815
Provision for loan losses	3,325	3,300
Gain on sales of loans	(253)	(134)
Stock-based compensation expense	604	569
Gain on sale of premises and equipment	(11)	-
Cash receipts from the sale of loans originated for sale	13,274	6,922
Cash disbursements for loans originated for sale	(13,699)	(6,072)
Deferred income tax benefit	(65)	(780)
Changes in
Interest receivable and other assets	(214)	(408)
Interest payable and other liabilities	1,611	(223)

Net cash provided by operating activities	22,820	18,516

Investing Activities
Maturities of interest-bearing time deposits in other banks	11,183	21,190
Purchases of interest-bearing time deposits in other banks	-	(14,427)
Net change in loans	(91,744)	(173,290)
Purchases of premises and equipment	(253)	(423)
Proceeds from sale of premises and equipment	3	-
Change in nonmarketable equity securities	(21)	(65)

Net cash used in investing activities	(80,832)	(167,015)

Financing Activities
Net change in deposits	112,860	106,186
Cash distributions	(2,988)	(6,878)
Common stock issued for restricted stock units	1	(7,219)

Net cash provided by financing activities	109,873	92,089

Increase in Cash and Due from Banks	51,861	(56,410)

Cash and Due from Banks, Beginning of Period	153,901	117,128

Cash and Due from Banks, End of Period	$205,762	$60,718

Supplemental Disclosure of Cash Flows Information
Interest paid	$2,480	$5,301
Income taxes paid	$6,087	$5,498
Dividends declared and not paid	$998	$924

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1:	Nature of Operations and Summary of Significant Accounting Policies

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

Share Repurchase Program

During the nine months ended September 30, 2021, there were no repurchased shares under the Company’s share repurchase program. During the nine months ended September 30, 2020, 835,254 shares were repurchased under the Company’s share repurchase program at an average price of $8.70 per share.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers unimpaired loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

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

In April 2020, the Company began originating loans to qualified small businesses under the Paycheck Protection Program (PPP) administered by the Small Business Administration (SBA). PPP loans are fully guaranteed by the SBA and thus have a zero percent risk weight under applicable risk-based capital rules. As of September 30, 2021, the Company had 73 PPP loans with balances totaling $27.3 million.

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

Note 2:	Recent Events, Including Mergers and Acquisitions

On October 6, 2021, the Company entered into a definitive agreement to acquire Cornerstone Bank ("Cornerstone") and its parent company, Watonga Bancshares, Inc. for estimated cash consideration of $32.0 million. Pursuant to the terms of the agreement, Cornerstone will merge with and into the Bank, with the Bank continuing as the surviving entity.  The Company expects the purchase to close during the fourth quarter of 2021 and is subject to certain closing conditions including customary regulatory approvals. The purchase has not closed as of report date, November 5, 2021.

Note 3:	Restriction on Cash and Due from Banks

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table shows the computation of basic and diluted earnings per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
(Dollars in thousands, except per share amounts)
Numerator
Net income	$6,264	$4,440	$17,473	$14,527

Denominator
Weighted-average shares outstanding for basic earnings per share	9,052,718	9,228,128	9,051,112	9,483,540
Dilutive effect of stock compensation (1)	52,537	-	27,559	-
Denominator for diluted earnings per share	9,105,255	9,228,128	9,078,671	9,483,540

Earnings per common share
Basic	$0.69	$0.48	$1.93	$1.53
Diluted	$0.69	$0.48	$1.92	$1.53

(1) The following have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented: Nonqualified stock options outstanding of 264,000 and 185,250 as of September 30, 2021 and 2020, respectively; Restricted stock units of 108,000 for the nine months ended September 30, 2020.

Note 5:	Loans and Allowance for Loan Losses

A summary of loans at September 30, 2021 and December 31, 2020, are as follows (dollars in thousands):

	September 30, 2021	December 31, 2020

Construction & development	$133,732	$107,855
1 - 4 family real estate	38,633	29,079
Commercial real estate - other	291,583	290,489
Total commercial real estate	463,948	427,423

Commercial & industrial	396,974	351,248
Agricultural	59,343	50,519
Consumer	7,783	9,898

Gross loans	928,048	839,088

Less allowance for loan losses	(9,306)	(9,639)
Less deferred loan fees	(3,349)	(2,475)

Net loans	$915,393	$826,974

Included in the commercial & industrial loan balance are $27.3 million and $44.9 million of loans that were originated under the SBA PPP program as of  September 30, 2021 and December 31, 2020, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended September 30, 2021 and 2020 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2021
Balance, beginning of period	$1,631	$448	$4,109	$5,189	$825	$104	$12,306

Charge-offs	-	-	-	(3,750)	-	(2)	(3,752)
Recoveries	-	-	-	1	-	1	2

Net (charge-offs) recoveries	-	-	-	(3,749)	-	(1)	(3,750)

Provision (credit) for loan losses	(290)	(61)	(1,185)	2,541	(230)	(25)	750

Balance, end of period	$1,341	$387	$2,924	$3,981	$595	$78	$9,306

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2020
Balance, beginning of period	$1,086	$349	$3,358	$4,380	$579	$126	$9,878

Charge-offs	-	-	-	-	-	(1)	(1)
Recoveries	-	-	-	4	-	-	4

Net (charge-offs) recoveries	-	-	-	4	-	(1)	3

Provision (credit) for loan losses	281	43	202	662	58	4	1,250

Balance, end of period	$1,367	$392	$3,560	$5,046	$637	$129	$11,131

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2021
Balance, beginning of period	$1,239	$334	$3,337	$4,035	$580	$114	$9,639

Charge-offs	-	-	-	(3,750)	-	(63)	(3,813)
Recoveries	-	-	-	15	138	2	155

Net (charge-offs) recoveries	-	-	-	(3,735)	138	(61)	(3,658)

Provision (credit) for loan losses	102	53	(413)	3,681	(123)	25	3,325

Balance, end of period	$1,341	$387	$2,924	$3,981	$595	$78	$9,306

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2020
Balance, beginning of period	$782	$378	$3,025	$2,887	$642	$132	$7,846

Charge-offs	-	-	-	(39)	-	(1)	(40)
Recoveries	-	2	-	13	10	-	25

Net (charge-offs) recoveries	-	2	-	(26)	10	(1)	(15)

Provision (credit) for loan losses	585	12	535	2,185	(15)	(2)	3,300

Balance, end of period	$1,367	$392	$3,560	$5,046	$637	$129	$11,131

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents, by portfolio segment, the balance in allowance for loan losses and the gross loans based upon portfolio segment and impairment method as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2021
Allowance Balance
Ending balance Individually evaluated for impairment	$-	$-	$-	$259	$-	$-	$259
Collectively evaluated for impairment	1,341	387	2,924	3,722	595	78	9,047

Total	$1,341	$387	$2,924	$3,981	$595	$78	$9,306

Gross Loans
Ending balance Individually evaluated for impairment	$-	$-	$14,647	$9,635	$-	$-	$24,282
Collectively evaluated for impairment	133,732	38,633	276,936	387,339	59,343	7,783	903,766

Total	$133,732	$38,633	$291,583	$396,974	$59,343	$7,783	$928,048

December 31, 2020
Allowance Balance
Ending balance Individually evaluated for impairment	$-	$-	$-	$177	$-	$-	$177
Collectively evaluated for impairment	1,239	334	3,337	3,858	580	114	9,462

Total	$1,239	$334	$3,337	$4,035	$580	$114	$9,639

Gross Loans
Ending balance Individually evaluated for impairment	$-	$-	$8,054	$14,601	$468	$-	$23,123
Collectively evaluated for impairment	107,855	29,079	282,435	336,647	50,051	9,898	815,965

Total	$107,855	$29,079	$290,489	$351,248	$50,519	$9,898	$839,088

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

The Company evaluates the definitions of loan grades and the allowance for loan losses methodology on an ongoing basis. No changes were made to either during the period ended September 30, 2021.

The following table presents the credit risk profile of the Company’s loan portfolio based on internal rating category as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2021
Grade
1 (Pass)	$133,732	$38,633	$237,826	$375,851	$59,025	$7,783	$852,850
2 (Watch)	-	-	14,976	5,618	-	-	20,594
3 (Special Mention)	-	-	24,134	5,870	318	-	30,322
4 (Substandard)	-	-	14,647	9,635	-	-	24,282

Total	$133,732	$38,633	$291,583	$396,974	$59,343	$7,783	$928,048

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2020
Grade
1 (Pass)	$107,855	$28,711	$248,194	$328,656	$50,051	$9,898	$773,365
2 (Watch)	-	368	24,155	7,691	-	-	32,214
3 (Special Mention)	-	-	10,086	300	-	-	10,386
4 (Substandard)	-	-	8,054	14,601	468	-	23,123

Total	$107,855	$29,079	$290,489	$351,248	$50,519	$9,898	$839,088

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	Past Due						Total Loans
	30–59 Days	60–89 Days	Greater than 90 Days	Total	Current	Total Loans	> 90 Days & Accruing

September 30, 2021
Construction & development	$-	$-	$-	$-	$133,732	$133,732	$-
1 - 4 Family Real Estate	-	-	-	-	38,633	38,633	-
Commercial Real Estate - other	-	-	-	-	291,583	291,583	-
Commercial & industrial	-	-	6,910	6,910	390,064	396,974	-
Agricultural	-	-	102	102	59,241	59,343	102
Consumer	100	-	-	100	7,683	7,783	-

Total	$100	$-	$7,012	$7,112	$920,936	$928,048	$102

December 31, 2020
Construction & development	$714	$-	$-	$714	$107,141	$107,855	$-
1 - 4 Family Real Estate	-	-	-	-	29,079	29,079	-
Commercial Real Estate - other	1,444	-	1,960	3,404	287,085	290,489	1,960
Commercial & industrial	-	-	-	-	351,248	351,248	-
Agricultural	-	-	-	-	50,519	50,519	-
Consumer	193	-	-	193	9,705	9,898	-

Total	$2,351	$-	$1,960	$4,311	$834,777	$839,088	$1,960

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents impaired loans as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
						Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021

September 30, 2021
Construction & development	$-	$-	$-	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-	-	-	-	-
Commercial Real Estate - other	14,647	14,647	-	14,647	-	14,700	228	10,989	682
Commercial & industrial	16,635	9,375	259	9,635	259	12,331	64	13,658	433
Agricultural	-	-	-	-	-	-	-	215	-
Consumer	-	-	-	-	-	-	-	42	-

Total	$31,282	$24,022	$259	$24,282	$259	$27,031	$292	$24,904	$1,115

December 31, 2020						Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
Construction & development	$-	$-	$-	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-	1,133	15	3,732	47
Commercial Real Estate - other	8,353	8,054	-	8,054	-	5,160	144	2,121	274
Commercial & industrial	18,082	14,424	177	14,601	177	26,549	996	21,780	1,317
Agricultural	768	468	-	468	-	2,681	(54)	1,483	(13)
Consumer	-	-	-	-	-	-	-	1,590	-

Total	$27,203	$22,946	$177	$23,123	$177	$35,523	$1,101	$30,706	$1,625

Impaired loans include nonperforming loans and also include loans modified in troubled-debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At September 30, 2021, the Company had $1.5 million of commercial real estate loans and $6.9 million of commercial industrial loans that were modified in troubled-debt restructurings and impaired, compared to $1.6 million of commercial real estate, $10.9 million of commercial and industrial, and $469,000 of agricultural loans that were modified in troubled-debt restructurings and impaired as of December 31, 2020.  There were no newly modified troubled-debt restructurings during the nine months ended September 30, 2021.

There were no troubled-debt restructurings modified in the past nine months that subsequently defaulted for the period ended September 30, 2021.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table represents information regarding nonperforming assets at September 30, 2021 and December 31, 2020 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2021
Nonaccrual loans	$-	$-	$2,650	$7,169	$-	$-	$9,819
Troubled-debt restructurings (1)	-	-	-	-	-	-	-
Accruing loans 90 or more days past due	-	-	-	-	102	-	102

Total nonperforming loans	$-	$-	$2,650	$7,169	$102	$-	$9,921

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2020
Nonaccrual loans	$-	$-	$3,043	$11,063	$469	$-	$14,575
Troubled-debt restructurings (1)	-	-	-	-	-	-	-
Accruing loans 90 or more days past due	-	-	1,960	-	-	-	1,960

Total nonperforming loans	$-	$-	$5,003	$11,063	$469	$-	$16,535

(1)	$8.36 million and $12.98 million of TDRs as of September 30, 2021 and December 31, 2020, respectively, are included in the nonaccrual loans balance in the line above.

The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) January 1, 2022. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of September 30, 2021, one loan totaling $3.1 million was modified, related to COVID-19, which was not considered a troubled debt restructuring.

Note 6:	Shareholders’ Equity

On September 5, 2019, the Company adopted a Repurchase Plan (the “RP”). The RP initially authorized the repurchase of up to 500,000 shares of the Company’s common stock. On March 13, 2020, the Company’s Board of Directors approved a 500,000 share expansion, and on November 2, 2020, approved a 750,000 share expansion to the RP, for a total of 1,750,000 shares authorized under the RP. All shares repurchased under the RP have been retired and not held as treasury stock. The RP expired on September 5, 2021. On October 28, 2021, the Company adopted a new Repurchase Plan (the “New RP”) that authorizes the repurchase of up to 750,000 shares of the Company’s stock. Stock repurchases under the New RP will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
A summary of the activity under the RP is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Number of shares repurchased	-	835,254	-	38,160
Average price of shares repurchased	$-	$8.56	$-	$8.96
Shares remaining to be repurchased	-	164,746	-	164,746

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I, and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2021, that the Company and Bank meet all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of September 30, 2021, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

In April 2020, the Company began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility (the “PPP Facility”) and have clarified that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. The PPP loans of $27.3 million we originated are included in the calculation of leverage ratio as of September 30, 2021 as the Company did not utilize the PPP Facility for funding purposes.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company’s and Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirements		With Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2021
Total capital to risk-weighted assets
Company	$130,228	14.80%	$70,389	8.00%	$92,386	10.50%	N/A	N/A
Bank	130,228	14.82	70,308	8.00	92,280	10.50	$87,886	10.00%
Tier I capital to risk-weighted assets
Company	120,922	13.74	52,792	6.00	74,789	8.50	N/A	N/A
Bank	120,922	13.76	52,731	6.00	74,703	8.50	70,308	8.00
CET I capital to risk-weighted assets
Company	120,922	13.74	39,594	4.50	61,591	7.00	N/A	N/A
Bank	120,922	13.76	39,549	4.50	61,520	7.00	57,126	6.50
Tier I capital to average assets
Company	120,922	11.50	42,071	4.00	N/A	N/A	N/A	N/A
Bank	120,922	11.51	42,030	4.00	N/A	N/A	52,538	5.00

As of December 31, 2020
Total capital to risk-weighted assets
Company	$115,375	14.73%	$62,641	8.00%	$82,216	10.50%	N/A	N/A
Bank	115,335	14.75	62,563	8.00	82,114	10.50	$78,204	10.00%
Tier I capital to risk-weighted assets
Company	105,736	13.50	46,981	6.00	66,556	8.50	N/A	N/A
Bank	105,696	13.51	46,922	6.00	66,473	8.50	62,563	8.00
CET I capital to risk-weighted assets
Company	105,736	13.50	35,236	4.50	54,811	7.00	N/A	N/A
Bank	105,696	13.51	35,192	4.50	54,743	7.00	50,832	6.50
Tier I capital to average assets
Company	105,736	10.78	39,218	4.00	N/A	N/A	N/A	N/A
Bank	105,696	10.78	39,233	4.00	N/A	N/A	49,041	5.00

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
As of September 30, 2021, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At September 30, 2021, approximately $31.8 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 7:	Related-Party Transactions

At September 30, 2021 and December 31, 2020, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties) approximating $0. A summary of the activity related to these loans is as follows (dollars in thousands):

	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period

Nine months ended September 30, 2021	$-	$-	$-	$-
Year ended December 31, 2020	$1,055	$-	$(1,055)	$-

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

The Bank leases office and retail banking space in Woodward, Oklahoma from Haines Realty Investments Company, LLC, a related party of the Company.  Lease expense totaled $45,000 and $46,000 for the three months ended September 30, 2021 and 2020, respectively. Lease expense totaled $137,000 and $138,000 for the nine months ended September 30, 2021 and 2020.  In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 8:	Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to the maximum legal limit with the Company matching up to 5% of the employee’s salary. Employer contributions charged to expense for the three months ended September 30, 2021 and 2020 totaled $63,000 and $58,000, respectively.  Employer contributions charged to expense for the nine months ended September 30, 2021 and 2020 totaled $204,000 and $173,000, respectively.

Stock-Based Compensation

The Company adopted a nonqualified incentive stock option plan (the “Incentive Plan”) in September 2018. The Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Plan for the three months ended September 30, 2021 and 2020 totaled $279,000 and $198,000, respectively. Compensation expense related to the Plan for the nine months ended September 30, 2021 and 2020 totaled $784,000 and $569,000, respectively. Compensation expense for the three and nine months ended September 30, 2021 of $279,000 and $784,000 has been netted against $148,000 and $180,000 in net settlement of shares for payroll withholding at the statutory rate, respectively. Net compensation expense totaled $131,000 and $604,000 for the three and nine months ended September 30, 2021, respectively. There were 690,800 shares available for future grants as of September 30, 2021.

The Company grants to employees and directors restricted stock units (RSUs) which vest ratably over either one, three or five years and stock options which vest ratably over four years.  All RSUs and stock options are granted at the fair value of the common stock at the time of the award. The RSUs are considered fixed awards as the number of shares and fair value are known at the date of grant and the fair value at the grant date is amortized over the vesting and/or service period.

The Company uses newly issued shares for granting RSUs and stock options.

The following table is a summary of the stock option activity under the Incentive Plan (dollar amounts in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Nine Months Ended September 30, 2021
Outstanding at December 31, 2020	185,250	$18.73
Options Granted	80,500	14.31
Options Exercised	-	-
Options Forfeited	(1,750)	14.31
Outstanding at September 30, 2021	264,000	17.41	7.81	$316,605
Exercisable at September 30, 2021	121,932	18.82	7.07	$3,525

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the period presented:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Risk-free interest rate	0.52%	1.71%
Dividend yield	2.89%	2.20%
Stock price volatility	66.67%	41.27%
Expected term	6.41	7.51

The following table summarizes share information about RSUs for the nine months ended September 30, 2021:

Nine Months Ended September 30, 2021	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Outstanding at December 31, 2020	118,000	$18.09
Shares granted	25,200	14.31
Shares vested	(33,582)	18.85
Shares forfeited	-	-
End of the period balance	109,618	$16.99

As of September 30, 2021, there was approximately $1.7 million of unrecognized compensation expense related to 109,618 unvested RSUs and $668,106 of unrecognized compensation expense related to 264,000 unvested and/or unexercised stock options. The stock option expense is expected to be recognized over a weighted average period of 2.67 years, and the RSU expense is expected to be recognized over a weighted average period of 2.53 years.

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

Recurring Measurements

There were no assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2021 and December 31, 2020 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2021
Impaired loans (collateral- dependent)	$6,910	$-	$-	$6,910

December 31, 2020
Impaired loans (collateral- dependent)	$11,358	$-	$-	$11,358

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted- Average
September 30, 2021
Collateral-dependent impaired loans	$6,910	Appraisals from comparable properties	Estimated cost to sell	25%

December 31, 2020
Collateral-dependent impaired loans	$11,358	Appraisals from comparable properties	Estimated cost to sell	3-5%

The following tables presents estimated fair values of the Company’s financial instruments not recorded at fair value at September 30, 2021 and December 31, 2020 (dollars in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
September 30, 2021

Financial Assets
Cash and due from banks	$205,762	$205,762	$-	$-	$205,762
Interest-bearing time deposits in other banks	5,229	-	5,229	-	5,229
Loans, net of allowance	915,393	-	907,758	6,910	914,668
Mortgage loans held for sale	1,002	-	1,002	-	1,002
Nonmarketable equity securities	1,193	-	1,193	-	1,193
Interest receivable	4,173	-	4,173	-	4,173

Financial Liabilities
Deposits	$1,018,374	$-	$1,017,647	$-	$1,017,647
Interest payable	182	-	182	-	182

December 31, 2020

Financial Assets
Cash and due from banks	$153,901	$153,901	$-	$-	$153,901
Interest-bearing time deposits in other banks	16,412	-	16,412	-	16,412
Loans, net of allowance	826,974	-	815,223	11,358	826,581
Mortgage loans held for sale	324	-	324	-	324
Nonmarketable equity securities	1,172	-	1,172	-	1,172
Interest receivable	4,365	-	4,365	-	4,365

Financial Liabilities
Deposits	$905,514	$-	$904,928	$-	$904,928
Interest payable	286	-	286	-	286

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

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at September 30, 2021 and December 31, 2020.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 10:	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets. The following summarizes those financial instruments with contract amounts representing credit risk as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30,	December 31,
	2021	2020

Commitments to extend credit	$184,217	$206,520
Financial and performance standby letters of credit	6,198	2,366

	$190,415	$208,886

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

As of September 30, 2021, hospitality loans were 20% of gross total loans with outstanding balances of $188.0 million and unfunded commitments of $47.2 million; energy loans were 13% of gross total loans with outstanding balances of $119.4 million and unfunded commitments of $10.6 million.

The Company evaluates goodwill for potential goodwill impairment on an annual basis or more often based on consideration if any impairment indicators have occurred. A prolonged strain on the U.S. economy impacting the Company could result in goodwill being partially or fully impaired. At September 30, 2021, goodwill of $1.0 million was recorded on the consolidated balance sheet.

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

As of September 30, 2021, we had total assets of $1.1 billion, total loans of $924.7 million, total deposits of $1.0 billion and total shareholders’ equity of $122.4 million.

Results of Operations

Performance Summary. For the third quarter of 2021, we reported a pre-tax income of $8.3 million, compared to pre-tax income of $6.1 million for the third quarter of 2020. For the first nine months of 2021 we reported pre-tax income of $23.2 million, compared to $19.6 million for the same period in 2020. For the third quarter of 2021, interest income increased by $1.1 million, or 8.4%, compared to the third quarter of 2020. For the first nine months of 2021, interest income increased by $1.6 million, or 4.1% compared to the same period in 2020. For the third quarter of 2021, average total loans were $924.4 million with loan yields of 5.98% as compared to $847.1 million with loan yields of 6.00% for the third quarter of 2020. For the first nine months of 2021, average total loans were $887.4 million with loan yields of 6.23% as compared to average total loans of $807.1 million with loan yields of 6.50% for the same period in 2020.

Our provision for loan losses for the third quarter of 2021 was $750,000, compared to $1.25 million for the third quarter of 2020.

Return on average assets was 2.36% for the third quarter of 2021, as compared to 1.83% for the same period in 2020.  For the first nine months of 2021, return on average assets was 2.29%, compared to 2.07% for the same period in 2020. The return on average equity was 20.86% for the third quarter of 2021, as compared to 17.16% for the same period in 2020. For the first nine months of 2021, return on average equity was 20.53%, compared to 19.14% for the same period in 2020. The efficiency ratio was 34.49% for the three months ended September 30, 2021, as compared to 38.40% for the same period in 2020. The efficiency ratio was 34.84% for the nine months ended September 30, 2021, as compared to 36.35% for the same period in 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act created a $349 billion loan program called the Paycheck Protection Program (the “PPP”) for loans to small businesses for, among other things, payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. PPP loans are fully guaranteed by the Small Business Administration (SBA). As of September 30, 2021, we had 73 PPP loans with balances totaling $27.3 million compared to 166 PPP loans with balances totaling $44.9 million as of December 31, 2020. We recognized $297,000 and $133,000 in PPP origination fees during the three month periods ended September 30, 2021 and 2020, respectively. We recognized $2.0 million and $1.8 million in PPP origination fees during the nine month periods ended September 30, 2021 and 2020, respectively. Deferred PPP origination fees totaled $533,000 and $442,000 as of September 30, 2021 and December 31, 2020, respectively.

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

	Net Interest Margin Including Loan Fee Income
	For the Three Months Ended September 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Short-term investments(1)	$120,078	$79	0.26%	$111,019	$147	0.53%
Investment securities(2)	1,187	2	0.67	1,138	2	0.70
Loans held for sale	610	-	-	425	-	-
Total loans(3)	924,391	13,927	5.98	847,076	12,777	6.00
Total interest-earning assets	1,046,266	14,008	5.31	959,658	12,926	5.36
Noninterest-earning assets	5,607			7,386
Total assets	$1,051,873			$967,044

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$401,843	332	0.33%	$381,572	545	0.57%
Time deposits	220,189	397	0.72	200,961	780	1.54
Total interest-bearing deposits	622,032	729	0.46	582,533	1,325	0.90
Total interest-bearing liabilities	622,032	729	0.46	582,533	1,325	0.90

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$304,063			276,219
Other noninterest-bearing liabilities	6,633			5,363
Total noninterest-bearing liabilities	310,696			281,582
Shareholders' equity	119,145			102,929
Total liabilities and shareholders' equity	$1,051,873			$967,044

Net interest income including loan fee income		$13,279			$11,601
Net interest spread including loan fee income(4)			4.85%			4.45%
Net interest margin including loan fee income			5.04%			4.81%

(1)	Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock.

(3)	Non-accrual loans of $9.8 million are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities For the third quarter of 2021 compared to the third quarter of 2020:

-
Interest income on short term investments totaled $79,000 as compared to $147,000, a decrease of $68,000 or 46.3%, which was attributable to a decrease in yield on short term investments of 27 basis points, or 50.9%;

-	Loan fees totaled $1.6 million, an increase of $558,000 or 51.8%, which was attributable to loan growth during the period as well as increased PPP fees; and
-	Net interest margin for the third quarter of 2021 was 5.04% compared to 4.81% for the third quarter of 2020.

	Net Interest Margin With Loan Fee Income
	For the Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Short-term investments(1)	$124,801	$236	0.25%	$120,909	$701	0.77%
Investment securities(2)	1,182	19	2.15	1,109	21	2.53
Loans held for sale	501	-	-	258	-	-
Total loans(3)	887,353	41,377	6.23	807,134	39,268	6.50
Total interest-earning assets	1,013,837	41,632	5.49	929,410	39,990	5.75
Noninterest-earning assets	5,927			8,439
Total assets	$1,019,764			$937,849

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$410,299	1,024	0.33%	$366,162	2,259	0.82%
Time deposits	212,706	1,352	0.85	208,650	2,769	1.77
Total interest-bearing deposits	623,005	2,376	0.51	574,812	5,028	1.17
Total interest-bearing liabilities	623,005	2,376	0.51	574,812	5,028	1.17

Noninterest-bearing liabilities:
Noninterest-bearing deposits	277,308			256,429
Other noninterest-bearing liabilities	5,634			5,231
Total noninterest-bearing liabilities	282,942			261,660
Shareholders' equity	113,817			101,377
Total liabilities and shareholders' equity	$1,019,764			$937,849

Net interest income including loan fee income		$39,256			$34,962
Net interest spread including loan fee income(4)			4.98%			4.58%
Net interest margin including loan fee income			5.18%			5.02%

(1)	Includes income and average balances for fed funds sold, interest-earning deposits in banks and other miscellaneous interest-earning assets.

(2)	Includes income and average balances for FHLB and FRB stock.

(3)	Non-accrual loans of $9.8 million are included in loans.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

For the first nine months of 2021 compared to the same period in 2020:

-	Interest income on short term investments totaled $236,000 as compared to $701,000, a decrease of $465,000 or 66.3%, which was attributable to a decrease in yield of 52 basis points;
-	Loan fees totaled $6.2 million, an increase of $2.2 million, or 55.0% which was attributable to loan growth during the period;
-	Net interest margin for the first nine months of 2021 was 5.18% compared to 5.02% for the same period in 2020.

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

	Analysis of Changes in Interest Income and Expenses
	For the Three Months Ended September 30, 2021 over 2020
	Change due to:
	Volume(1)	Rate(1)	Interest Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$12	$(80)	$(68)
Investment securities	9	(9)	-
Total loans	1,182	(32)	1,150
Total increase (decrease) in interest income	1,203	(121)	1,082

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	29	(242)	(213)
Time deposits	75	(458)	(383)
Total interest-bearing deposits	104	(700)	(596)
Total increase (decrease) in interest expense	104	(700)	(596)

Increase (Decrease) in net interest income	$1,099	$579	$1,678

	Analysis of Changes in Interest Income and Expenses
	For the Nine Months Ended September 30, 2021 over 2020
	Change due to:		Interest Variance
	Volume(1)	Rate(1)

	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$22	$(487)	$(465)
Investment securities	1	(3)	(2)
Total loans	3,900	(1,791)	2,109
Total increase (decrease) in interest income	3,923	(2,281)	1,642

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	271	(1,506)	(1,235)
Time deposits	54	(1,471)	(1,417)
Total interest-bearing deposits	325	(2,977)	(2,652)
Total increase (decrease) in interest expense	325	(2,977)	(2,652)

Increase (Decrease) in net interest income	$3,598	$696	$4,294

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

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

The Allowance as a percentage of loans was 1.01% at September 30, 2021 as compared to 1.15% at December 31, 2020. The overall decrease in Allowance for loan loss was driven by a charge-off of $3.8 million related to one relationship consisting of one substandard loan with a previous specific reserve of $3.0 million.

Noninterest Income

Noninterest income for the three months ended September 30, 2021 was $577,000 compared to $334,000 for the same period in 2020, an increase of $243,000, or 72.8%. The following table sets forth the major components of our noninterest income for the three months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,

	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Secondary market income	$161	$57	$104	182.46%
Service charges on deposit accounts	141	104	37	35.58%
Other income and fees	275	173	102	58.96%
Total noninterest income	$577	$334	$243	72.75%

Noninterest income for the nine months ended September 30, 2021 was $1.5 million compared to $965,000 for the same period in 2020, an increase of $528,000, or 54.7%. The following table sets forth the major components of our noninterest income for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,

	2021	2020	$ Increase (Decrease)	% Increase (Decrease)

	(Dollars in thousands)
Noninterest income:
Secondary market income	$253	$134	$119	88.81%
Service charges on deposit accounts	380	318	62	19.50%
Other income and fees	860	513	347	67.64%
Total noninterest income	$1,493	$965	$528	54.72%

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the three months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,

	2021	2020	$ Increase (Decrease)	% Increase (Decrease)

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$2,946	$2,505	$441	17.60%
Furniture and equipment	218	224	(6)	-2.68%
Occupancy	461	543	(82)	-15.10%
Data and item processing	292	276	16	5.80%
Accounting, marketing, and legal fees	150	135	15	11.11%
Regulatory assessments	162	164	(2)	-1.22%
Advertising and public relations	76	62	14	22.58%
Travel, lodging and entertainment	102	50	52	104.00%
Other expense	372	625	(253)	-40.48%
Total noninterest expense	$4,779	$4,584	$195	4.25%

The following table sets forth the major components of our noninterest expense for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,

	2021	2020	$ Increase (Decrease)	% Increase (Decrease)

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$8,685	$7,576	$1,109	14.64%
Furniture and equipment	651	658	(7)	-1.06%
Occupancy	1,391	1,417	(26)	-1.83%
Data and item processing	857	821	36	4.38%
Accounting, marketing, and legal fees	447	338	109	32.25%
Regulatory assessments	464	281	183	65.12%
Advertising and public relations	181	360	(179)	-49.72%
Travel, lodging and entertainment	309	146	163	111.64%
Other expense	1,213	1,463	(250)	-17.09%
Total noninterest expense	$14,198	$13,060	$1,138	8.71%

Financial Condition

The following discussion of our financial condition compares September 30, 2021 and December 31, 2020.

Total Assets

Total assets increased $129.6 million, or 12.7%, to $1.1 billion as of September 30, 2021, compared to $1.0 billion as of December 31, 2020. The increasing trend in total assets is primarily attributable to strong organic loan and deposit growth within the Oklahoma City and Dallas/Fort Worth metropolitan areas and our expansion into the Tulsa market.

Loan Portfolio

The following table presents the balance and associated percentage of each major category in our loan portfolio as of September 30, 2021 and December 31, 2020:

	As of September 30,		As of December 31,
	2021		2020
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$133,732	14.4%	$107,855	12.8%
1-4 family real estate	38,633	4.2%	29,079	3.5%
Commercial real estate - Other	291,583	31.4%	290,489	34.6%
Total commercial real estate	463,948	50.0%	427,423	50.9%

Commercial & industrial	396,974	42.8%	351,248	41.9%
Agricultural	59,343	6.4%	50,519	6.0%
Consumer	7,783	0.8%	9,898	1.2%
Gross Loans	928,048	100.0%	839,088	100.0%
Less unearned income, net	(3,349)		(2,475)
Total Loans, net of unearned income	924,699		836,613
Allowance for loan and lease losses	(9,306)		(9,639)
Net loans	$915,393		$826,974

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of September 30, 2021 and December 31, 2020, our gross loans were $928.0 million and $839.1 million, respectively.  Included in the commercial & industrial loan balance at September 30, 2021 and December 31, 2020, respectively, are $27.3 million and $44.9 million of loans that were originated under the SBA PPP program.

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

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of September 30, 2021
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Total
	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Construction & development	$1,334	$58,283	$3,287	$69,033	$-	$802	$-	$993	$133,732
1-4 family real estate	1,901	10,928	7,715	16,488	775	826	-	-	38,633
Commercial real estate - other	8,850	89,054	50,151	135,141	-	4,369	-	4,018	291,583
Total commercial real estate	12,085	158,265	61,153	220,662	775	5,997	-	5,011	463,948

Commercial & industrial	35,061	164,865	13,071	158,133	16,731	8,457	-	656	396,974
Agricultural	2,002	19,322	2,521	32,504	1,298	1,095	-	601	59,343
Consumer	1,110	29	5,304	37	804	414	85	-	7,783
Gross loans	$50,258	$342,481	$82,049	$411,336	$19,608	$15,963	$85	$6,268	$928,048

	As of December 31, 2020
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Total
	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Construction & development	$14	$47,649	$885	$58,387	$-	$920	$-	$-	$107,855
1-4 family real estate	273	13,394	4,712	9,959	39	702	-	-	29,079
Commercial real estate - other	2,377	55,307	45,880	180,721	294	4,288	-	1,622	290,489
Total real estate	2,664	116,350	51,477	249,067	333	5,910	-	1,622	427,423

Commercial & industrial	16,914	194,520	39,593	93,707	11	6,503	-	-	351,248
Agricultural	5,141	27,215	2,534	14,420	60	541	-	608	50,519
Consumer	1,544	150	6,570	65	1,057	425	87	-	9,898
Gross loans	$26,263	$338,235	$100,174	$357,259	$1,461	$13,379	$87	$2,230	$839,088

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

The allowance was $9.3 million at September 30, 2021, compared to $9.6 million at December 31, 2020. As shown below, the decrease primarily related to a $3.8 million charge-off related to one known relationship consisting of one substandard loan with a previous specific reserve of $3.0 million.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2021	2020
	(Dollars in thousands)
Balance at beginning of the period	$9,639	$7,846
Provision for loan losses	3,325	3,300
Charge-offs:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - Other	-	-
Commercial & industrial	(3,750)	(39)
Agricultural	-	-
Consumer	(63)	(1)
Total charge-offs	(3,813)	(40)
Recoveries:
Construction & development	-	-
1-4 family real estate	-	2
Commercial real estate - Other	-	-
Commercial & industrial	15	13
Agricultural	138	10
Consumer	2	-
Total recoveries	155	25
Net charge-offs	(3,658)	(15)
Balance at end of the period	$9,306	$11,131

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of September 30,		As of December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,341	14.4%	$1,239	12.8%
1-4 family real estate	387	4.2%	334	3.5%
Commercial real estate - Other	2,924	31.4%	3,337	34.6%
Commercial & industrial	3,981	42.8%	4,035	41.9%
Agricultural	595	6.4%	580	6.0%
Consumer	78	0.8%	114	1.2%
Total	$9,306	100.0%	$9,639	100.0%

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

The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) January 1, 2022. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40.  As of September 30, 2021, one loan totaling $3.1 million was modified, related to COVID-19, which was not considered a troubled debt restructuring.

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

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of September 30,	As of December 31,
	2021	2020
	(Dollars in thousands)
Nonaccrual loans	$9,819	$14,575
Troubled-debt restructurings (1)	-	-
Accruing loans 90 or more days past due	102	1,960
Total nonperforming loans	9,921	16,535
Other real estate owned	-	-
Total nonperforming assets	$9,921	$16,535
Ratio of nonperforming loans to total loans	1.07%	1.98%
Ratio of nonperforming assets to total assets	0.87%	1.63%

(1)	$8.36 million and $12.98 million of TDRs as of September 30, 2021 and December 31, 2020, respectively, are included in the nonaccrual loans balance in the line above

The following tables present an aging analysis of loans as of the dates indicated.

	As of September 30, 2021
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Total loans
	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$133,732	$133,732
1-4 family real estate	-	-	-	-	-	38,633	38,633
Commercial real estate - Other	-	-	-	-	-	291,583	291,583
Commercial & industrial	-	-	6,910	-	6,910	390,064	396,974
Agricultural	-	-	102	102	102	59,241	59,343
Consumer	100	-	-	-	100	7,683	7,783
	$100	$-	$7,012	$102	$7,112	$920,936	$928,048

	As of December 31, 2020
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Total loans
	(Dollars in thousands)
Construction & development	$714	$-	$-	$-	$714	$107,141	$107,855
1-4 family real estate	-	-	-	-	-	29,079	29,079
Commercial real estate - Other	1,444	-	1,960	1,960	3,404	287,085	290,489
Commercial & industrial	-	-	-	-	-	351,248	351,248
Agricultural	-	-	-	-	-	50,519	50,519
Consumer	193	-	-	-	193	9,705	9,898
	$2,351	$-	$1,960	$1,960	$4,311	$834,777	$839,088

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

Substandard loans totaled $24.3 million as of September 30, 2021, an increase of $1.2 million compared to December 31, 2020.

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of September 30, 2021
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$133,732	$-	$-	$-	$133,732
1-4 family real estate	38,633	-	-	-	38,633
Commercial real estate - Other	237,826	14,976	24,134	14,647	291,583
Commercial & industrial	375,851	5,618	5,870	9,635	396,974
Agricultural	59,025	-	318	-	59,343
Consumer	7,783	-	-	-	7,783
Total	$852,850	$20,594	$30,322	$24,282	$928,048

	As of December 31, 2020
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$107,855	$-	$-	$-	$107,855
1-4 family real estate	28,711	368	-	-	29,079
Commercial real estate - Other	248,194	24,155	10,086	8,054	290,489
Commercial & industrial	328,656	7,691	300	14,601	351,248
Agricultural	50,051	-	-	468	50,519
Consumer	9,898	-	-	-	9,898
Total	$773,365	$32,214	$10,386	$23,123	$839,088

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

The following table presents loans restructured as TDRs as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific reserves allocated
	(Dollars in thousands)
Commercial & industrial	1	$6,910	$6,910	$-
Commercial real estate	1	1,453	1,453	-
Total	2	$8,363	$8,363	$-

	As of December 31, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific reserves allocated
	(Dollars in thousands)
Commercial & industrial	1	$10,886	$10,886	$-
Agricultural	1	469	469	-
Commercial real estate	1	1,622	1,622	-
Total	3	$12,977	$12,977	$-

There were no payment defaults with respect to loans modified as TDRs as of September 30, 2021 and December 31, 2020. Impairment analyses are prepared on TDRs in conjunction with the normal allowance process. There were no TDRs restructured during the nine months ended September 30, 2021 and TDR’s restructured during the twelve months ended December 31, 2020 required $0 in specific reserves.

The following table presents total TDRs, both in accrual and nonaccrual status as of the periods indicated:

	As of September 30, 2021		As of December 31, 2020
	Number of contracts	Amount	Number of contracts	Amount
	(Dollars in thousands)
Accrual	-	$-	-	$-
Nonaccrual	2	8,362	3	12,977
Total	2	$8,362	3	$12,977

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

Total deposits as of September 30, 2021 and December 31, 2020 were $1.0 billion and $905.5 million, respectively. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	September 30,		December 31,
	2021		2020
	Amount	Percentage of Total	Amount	Percentage of Total

	(Dollars in thousands)
Noninterest-bearing demand	$335,633	32.7%	$246,569	27.2%
Interest-bearing:
NOW deposits	233,352	22.8%	232,676	25.6%
Money market	181,633	17.7%	160,108	17.7%
Savings deposits	53,746	5.2%	54,008	6.0%
Time Deposits ($250,000 or less)	71,447	7.1%	135,811	20.8%
Time Deposits (more than $250,000)	149,906	14.6%	76,342	2.7%
Total interest-bearing	690,084	67.4%	658,945	72.8%
Total deposits	$1,025,717	100.1%	$905,514	100.0%

The following table summarizes our average deposit balances and weighted average rates for the nine-month period ending September 30, 2021 and year ended December 31, 2020:

	September 30,		December 31,
	2021		2020
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars in thousands)
Noninterest-bearing demand	$335,316	32.9%	$246,569	27.2%
Interest-bearing:
NOW deposits	233,352	22.9%	232,676	25.6%
Money market	181,633	17.8%	160,108	17.7%
Savings deposits	53,746	5.3%	54,008	6.0%
Time Deposits ($250,000 or less)	140,951	13.9%	135,811	20.8%
Time Deposits (more than $250,000)	73,376	7.2%	76,342	2.7%
Total interest-bearing	683,058	67.1%	658,945	72.8%
Total deposits	$1,018,374	100.0%	$905,514	100.0%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of September 30, 2021
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total

	(Dollars in thousands)
Time deposits ($250,000 or less)	$42,093	$28,463	$42,204	$28,191	$140,951
Time deposits (more than $250,000)	30,674	18,204	7,026	17,472	73,376
Total time deposits	$72,767	$46,667	$49,230	$45,663	$214,327

	As of December 31, 2020
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total

	(Dollars in thousands)
Time deposits ($250,000 or less)	$29,730	$25,894	$54,410	$25,777	$135,811
Time deposits (more than $250,000)	11,119	7,845	35,770	21,608	76,342
Total time deposits	$40,849	$33,739	$90,180	$47,385	$212,153

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

As of September 30, 2021, we had no unsecured fed funds lines with correspondent depository institutions with no amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $76.1 million as of September 30, 2021 and $64.8 million as of December 31, 2020.

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

As of September 30, 2021, the Bank was in compliance with all applicable regulatory requirements and categorized as “well-capitalized” under the prompt corrective action frame work.  There have been no conditions or events since September 30, 2021 that management believes would change this classification. The table below presents our applicable capital requirements, as well as our capital ratios as of September 30, 2021 and December 31, 2020. The Company exceeded all regulatory capital requirements and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. As of September 30, 2021, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

	Actual		With Capital Conservation Buffer		Minimum to be "Well- Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2021
Total capital (to risk-weighted assets)
Bank7 Corp.	$130,228	14.80%	$92,386	10.50%	N/A	N/A
Bank	130,228	14.82%	92,280	10.50%	$87,886	10.00%
Tier 1 capital (to risk-weighted assets)
Bank7 Corp.	120,922	13.74%	74,789	8.50%	N/A	N/A
Bank	120,922	13.76%	74,703	8.50%	70,308	8.00%
CET 1 capital (to risk-weighted assets)
Bank7 Corp.	120,922	13.74%	61,591	7.00%	N/A	N/A
Bank	120,922	13.76%	61,520	7.00%	57,126	6.50%
Tier 1 capital (to average assets)
Bank7 Corp.	120,922	11.50%	N/A	N/A	N/A	N/A
Bank	120,922	11.51%	N/A	N/A	52,538	5.00%

	Actual		With Capital Conservation Buffer		Minimum to be "Well- Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2020
Total capital (to risk-weighted assets)
Bank7 Corp.	$115,375	14.73%	$82,216	10.50%	N/A	N/A
Bank	115,335	14.75%	82,114	10.50%	$78,204	10.00%
Tier 1 capital (to risk-weighted assets)
Bank7 Corp.	105,736	13.50%	66,556	8.50%	N/A	N/A
Bank	105,696	13.51%	66,473	8.50%	62,563	8.00%
CET 1 capital (to risk-weighted assets)
Bank7 Corp.	105,736	13.50%	54,811	7.00%	N/A	N/A
Bank	105,696	13.51%	54,743	7.00%	50,832	6.50%
Tier 1 capital (to average assets)
Bank7 Corp.	105,736	10.78%	N/A	N/A	N/A	N/A
Bank	105,696	10.78%	N/A	N/A	49,041	5.00%

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased to $122.4 million as of September 30, 2021, compared to $107.3 million as of December 31, 2020, an increase of $15.1 million, or 14.1%. The increases were driven by retained capital from net income during the period.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of September 30, 2021, and December 31, 2020:

	Payments Due as of September 30, 2021
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total

	(Dollars in thousands)
Deposits without a stated maturity	$804,364	$-	$-	$-	$804,364
Time deposits	168,664	45,108	555	-	214,327
Securities sold under agreements to repurchase	-	-	-	-	-
Operating lease commitments	456	552	274	-	1,282
Total contractual obligations	$973,484	$45,660	$829	$-	$1,019,973

	Payments Due as of December 31, 2020
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total

	(Dollars in thousands)
Deposits without a stated maturity	$693,361	$-	$-	$-	$693,361
Time deposits	164,753	46,563	822	-	212,138
Securities sold under agreements to repurchase	-	-	-	-	-
Operating lease commitments	470	390	49	-	909
Total contractual obligations	$858,584	$46,953	$871	$-	$906,408

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

The following table summarizes commitments as of the dates presented.

	As of September 30, 2021	As of December 31, 2020
	(Dollars in thousands)
Commitments to extend credit	$184,217	$206,520
Standby letters of credit	6,198	2,366
Total	$190,415	$208,886

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of our consolidated unaudited financial statements as of September 30, 2021.

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

Goodwill and Intangibles

Goodwill from an acquisition is the value attributable to unidentifiable intangible elements acquired. At a minimum, annual evaluation of the value of goodwill is required. Management evaluated the carrying value of our goodwill as of September 30, 2021 and December 31, 2020 and determined that no impairment existed.

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

ITEM4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2021 of our disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, such controls.

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

On September 5, 2019, the Company’s Board of Directors approved a stock repurchase plan authorizing the repurchase of up to 500,000 shares of the Company’s common stock. On March 13, 2020, the Company’s Board of Directors approved a 500,000 share expansion and on November 2, 2020, approved a 750,000 share expansion to the existing stock repurchase plan, for a total of 1,750,000 shares authorized under the plan. The September 2019 repurchase plan expired on September 5, 2021. On October 28, 2021, the Company’s Board of Directors approved a new repurchase plan that authorizes up to 750,000 shares of the Company’s common stock. Stock repurchases under the new repurchase plan will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management.  The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase plans do not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under these plans will be retired subsequent to acquisition. During the nine months ended September 30, 2021, there were no shares purchased under the Company’s repurchase plan.

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

BANK7 CORP.

DATED:	November 5, 2021	By: /s/ Thomas L. Travis
Thomas L. Travis
President and Chief Executive Officer

DATED:	November 5, 2021	By: /s/ Kelly J. Harris
Kelly J. Harris
Executive Vice President and Chief Financial Officer