Form 10-K
period 2021-12-31
Bank7 Corp.
filed 2022-03-31
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $46,432,670 based on the closing sale price reported on the NASDAQ Global Market Select System.

As of March 31, 2022, the registrant had 9,094,468 shares of common stock, par value $0.01, outstanding.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 26, 2022 are incorporated into Part III of this Annual Report on Form 10-K.

i

Item 1. Business

Company Overview

We are Bank7 Corp., a bank holding company headquartered in Oklahoma City, Oklahoma. Through our wholly-owned subsidiary, Bank7, we operate twelve full-service branches in Oklahoma, the Dallas/Fort Worth metropolitan area and Kansas. We were formed in 2004 in connection with our acquisition of First National Bank of Medford, which was renamed Bank7 (the “Bank”).  We are focused on serving business owners and entrepreneurs by delivering fast, consistent and well-designed banking solutions. On December 9, 2021, we acquired Watonga Bancshares, Inc. adding branches in Watonga, Geary and Mustang, Oklahoma. As of December 31, 2021, we had total assets of $1.4 billion, total loans of $1.0 billion, total deposits of $1.2 billion and total shareholders’ equity of $127.4 million.

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

Products and Services

The Bank is a full-service commercial bank.  We focus on the development of deep business relationships with our commercial customers and their principals.  We also focus on providing customers with exceptional service and meeting their banking needs through a wide variety of commercial and retail financial services.

The Bank has a particular focus in the following loan categories (i) commercial real estate lending, (ii) hospitality lending, (iii) energy lending, and (iv) commercial and industrial lending.  We also provide consumer lending services to individuals for personal and household purposes, including secured and unsecured term loans and home improvement loans.  Consumer lending services include (i) residential real estate loans and mortgage banking services, (ii) personal lines of credit, (iii) loans for the purchase of automobiles, and (iv) other installment loans.

The Bank offers deposit banking products, including (i) commercial deposit services, commercial checking, money market, and other deposit accounts, and (ii) retail deposit services such as certificates of deposit, money market accounts, checking accounts, negotiable order of withdrawal accounts, savings accounts, and automated teller machine access.

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

We focus on our daily execution, making sound credit decisions and maintaining cost discipline, which have been the hallmark of our success. Our customers will remain our top priority as we focus on efficiently providing tailored banking products and services to business owners and entrepreneurs, with a goal of generating robust growth and delivering exceptional returns to our shareholders.  Additionally, we will continue to position ourselves for future growth both organically and through strategic acquisitions.

Cost Discipline and Efficiency

We constantly monitor expenditures, and, when appropriate, we use automation, technology and repeatable processes to drive profitability through industry leading efficiencies. The Bank operates as few branches as practical, and the branches we do operate are smaller and more cost efficient than many other banks. As we continue to grow, we expect our utilization of automation, technology, and repeatable processes will continue to drive efficiencies throughout the Bank. Combining talented people with process automation will enable us to scale even further, and will also enable us to deliver consistently superior customer service.

Organic Growth

Much of our historic asset growth has been driven organically and within our current markets. In particular the Dallas/Fort Worth metropolitan area, Oklahoma City, and Tulsa. We acquired three new branches in Watonga, Geary, and Mustang, Oklahoma on December 9, 2021. Although our expansion with brick and mortar branches will be limited, we believe operating strategically placed branches will be important, and therefore we will continue to selectively build our presence in key markets. We currently operate twelve branches. We also intend to continually enhance our internet and mobile banking products to remain competitive in the marketplace.

Markets

We are headquartered in Oklahoma City, Oklahoma, and we operate seven additional branches in Oklahoma. We also operate two branches in the Dallas/Fort Worth metropolitan area and two branches in Kansas.

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

Human Capital

Our corporate culture is defined by core values which include integrity, accountability, professionalism, community-focused and efficiency. As of December 31, 2021, we had 122 full time employees. We value our employees by investing in competitive compensation and benefit packages and fostering a team environment centered on professional service and open communication. Attracting, retaining and developing qualified, engaged employees who embody these values are crucial our success. We offer all of our employees a comprehensive benefits package that includes medical, dental and vision insurance, a flexible spending plan, group life insurance, short-term and long-term disability insurance, a traditional 401(k) Plan, competitive paid time off/paid holidays, and competitive incentives.

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

The Basel III Capital Rules require the Bank and the Company to comply with four minimum capital standards: a Tier 1 leverage ratio of at least 4.0%; a CET1 to risk-weighted assets ratio of 4.5%; a Tier 1 capital to risk-weighted assets ratio of at least 6.0%; and a total capital to risk-weighted assets ratio of at least 8.0%. The calculation of all types of regulatory capital is subject to definitions, deductions and adjustments specified in the regulations.

The Basel III Capital Rules also require a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios.  Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer) is subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers based on the amount of the shortfall.

As of December 31, 2021, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

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

As of December 31, 2021, the Bank met the requirements for being deemed “well-capitalized” for purposes of the prompt corrective action regulations.

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

Examination Assessments. Oklahoma-chartered banks are required to pay an annual fee of $1,000 to the OBD to fund its operations. In addition, Oklahoma-chartered banks are charged an examination assessment calculated based on the amount of the Bank’s assets at rates established by the Oklahoma Banking Board. During the year ended December 31, 2021, the Bank paid examination assessments to the OBD totaling $165,000.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2021.

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

Loans to Directors, Executive Officers and Principal Shareholders. The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under the Federal Reserve’s Regulation O, as well as the Sarbanes-Oxley Act. These statutes and regulations impose limits the amount of loans the Bank may make to directors and other insiders and require that the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank, that the Bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with the Company or the Bank; and that the loans must not involve a greater than normal risk of non-payment or include other features not favorable to the Bank. Furthermore, the Bank must periodically report all loans made to directors and other insiders to the bank regulators. As of December 31, 2021, the Bank had no lines of credit for loans to insiders and no loans outstanding to insiders.

Limits on Loans to One Borrower. As an Oklahoma state-chartered bank, the Bank is subject to limits on the amount of loans it can make to one borrower. With certain limited exceptions, loans and extensions of credit from Oklahoma state-chartered banks outstanding to any borrower (including certain related entities of the borrower) at any one time may not exceed 30% of the capital, less intangible assets, of the bank. An Oklahoma state-chartered bank may lend an additional amount if the loan is fully secured by certain types of collateral, like bonds or notes of the United States. Certain types of loans are exempted from the lending limits, including loans secured by segregated deposits held by the bank. The Bank’s legal lending limit to any one borrower was $38.4 million as of December 31, 2021.

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

Cybersecurity

Banking institutions are required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures for the protection of confidential and personal information are in effect across our lines of business. Furthermore, the federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management. A financial institution is expected to implement multiple lines of defense against cyber-attacks and ensure that their risk management procedures address the risk posed by potential cyber threats. A financial institution is further expected to maintain procedures to effectively respond to a cyber-attack and resume operations following any such attack. The Bank has adopted and implemented policies and procedures to comply with privacy, information security, and cybersecurity requirements. On November 18, 2021, the federal banking agencies issued a new rule effective in 2022 that requires banks to notify their regulators within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.”

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

Our business is primarily affected by the economy of Oklahoma, and the Dallas/Fort Worth metropolitan area and to a smaller degree the State of Kansas. Our success depends to a significant extent upon the business activity, population, income levels, employment trends, deposits and real estate activity in these markets. In spite of the COVID-19 pandemic, the Oklahoma economy has been generally steady, if not increasing, in the past few years. The housing market remains strong with prices having increased through 2021. Vacancy rates for commercial properties remain low and small business owners are increasingly considering bank borrowings in order to grow.

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

The energy industry is a significant sector in our Oklahoma market, and to a lesser extent, Kansas and the Dallas/Fort Worth metropolitan area. A downturn or lack of growth in the energy industry and energy-related business, including sustained low oil or gas prices or the failure of oil or gas prices to rise in the future, could adversely affect our business, financial condition and results of operations. As of December 31, 2021, our energy loans, which include loans to exploration and production companies, midstream companies, purchasers of mineral and royalty interests and service providers totaled $98.5 million, or 9.6% of total loans, as compared to $101.9 million, or 12.1% of total loans as of December 31, 2020. In addition to our direct exposure to energy loans, we also have indirect exposure to energy prices, as some of our non-energy customers’ businesses are directly affected by volatility with the oil and gas industry and energy prices and otherwise are dependent on energy-related businesses. As of December 31, 2021, we had $9.4 million in unfunded commitments to borrowers in the oil and gas industry.

We have credit exposure to the hospitality industry.

The Company has loan exposure to the hospitality industry, primarily through loans made to construct or finance the operation of hotels. At December 31, 2021, this exposure was approximately $198.4 million, or 19.2%, of the total loan portfolio, along with an additional $41.5 million in unfunded debt, as compared to $194.3 million, or 23.2%, of the total loan portfolio, along with an additional $65 million in unfunded debt as of December 31, 2020. The hospitality industry is subject to changes in the travel patterns of business and leisure travelers, both of which are affected by the strength of the economy, as well as other factors. The performance of the hospitality industry has traditionally been closely linked with the performance of the general economy and, specifically, growth in gross domestic product. Changes in travel patterns of both business and leisure travelers, particularly during periods of economic contraction or low levels of economic growth, may create difficulties for the industry over the long-term. Although we have made a large portion of our hospitality loans to long-term, well-established hotel operators in strategic locations, a general downturn in the supply growth of such markets or hotel occupancy or room rates could negatively impact the borrowers’ ability to repay. A significant loss in this portfolio could materially and adversely affect the Company’s financial condition and results of operations.

The COVID pandemic, including variants of the coronavirus, has adversely affected the U.S. economy and our customers, which has had, and may continue to have, a material and adverse effect on our business, financial condition, results of operations and growth prospects.

The COVID pandemic, including variants of the coronavirus, continues to negatively impact the United States and the world. The spread of COVID and the responses of federal, state and local governments have negatively impacted the U.S. economy and our customers, including through periods of economic recession, volatile levels of unemployment, increased inflation, supply chain and labor shortages, and other trends, all of which have had and may continue to have an adverse effect on our business and operations.

In particular, these trends have, among other things, negatively impacted loan demand and our growth strategy, and increased the risk of delinquencies, defaults, foreclosures, and losses on our loans, particularly for our customers with exposure to the hospitality industry
.
The ultimate impact of the pandemic is highly uncertain and subject to change, and even if after the pandemic subsides, we may continue to experience material adverse impacts to our business as a result of the global economic impact of the pandemic and related governmental and social responses.

We have a concentration in commercial real estate lending that could cause our regulators to restrict our ability to grow.

As a part of their regulatory oversight, the federal regulators have issued guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices, or the CRE Concentration Guidance, with respect to a financial institution’s concentrations in CRE lending activities. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of total capital; or (2) total CRE loans as defined in this guidance, or Regulatory CRE, represent 300% or more of total capital, and the institution’s Regulatory CRE has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidance, loans secured by owner occupied CRE are not included for purposes of the CRE concentration calculation. As of December 31, 2021, our Regulatory CRE represented 302.47% of our total Bank capital and our construction, land development and other land loans represented 129.02% of our total Bank capital, as compared to 343.8% and 93.5% as of December 31, 2020, respectively. During the prior 36-month period, our Regulatory CRE has decreased 32.8%. We are actively working to manage our Regulatory CRE concentration, and we believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance. We have implemented enhanced CRE monitoring techniques as expected by banking regulators as our concentrations have approached or exceeded the regulatory guidance. Nevertheless, the Federal Reserve could become concerned about our CRE loan concentrations, and it could limit our ability to grow by restricting its approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities, or by requiring us to raise additional capital, reduce our loan concentrations or undertake other remedial actions.

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

As of December 31, 2021, we had approximately $1.0 billion of commercial purpose loans, which include general commercial, energy, agricultural, and CRE loans, representing approximately 97.7% of our gross loan portfolio. Commercial purpose loans are often larger and involve greater risks than other types of lending. Because payments on these loans are often dependent on the successful operation or development of the property or business involved, their repayment is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy.

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

As of December 31, 2021, our 20 largest borrowing relationships ranged from approximately $13.4 million to $33.6 million (including unfunded commitments) and totaled approximately $405 million in total commitments (representing, in the aggregate, 32.7% of our total outstanding commitments as of December 31, 2021). Each of the loans associated with these relationships has been underwritten in accordance with our underwriting policies and limits. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this concentration of borrowers presents a risk that, if one or more of these relationships were to become delinquent or suffer default, we could be exposed to material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if these loans are adequately collateralized, an increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.

At December 31, 2021, our 20 largest deposit relationships accounted for 23.2% of our total deposits. Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of withdrawals of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, which would adversely affect our results of operations. Under applicable regulations, if the Bank were no longer “well capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC.

A substantial portion of our loan portfolio consists of loans maturing within one year, and there is no guarantee that these loans will be replaced upon maturity or renewed on the same terms or at all.

As of December 31, 2021, approximately 38.4% of our gross loans were maturing within one year, compared to approximately 43.2% of our gross loans that were maturing within one year as of December 31, 2020. As a result, we will either need to renew or replace these loans during the course of the year. There is no guarantee that these loans will be originated or renewed by borrowers on the same terms or at all, as demand for such loans may decrease. Furthermore, there is no guarantee that borrowers will qualify for new loans or that existing loans will be renewed by us on the same terms or at all, as collateral values may be insufficient or the borrowers’ cash flow may be materially less than when the loan was initially originated. This could result in a significant decline in the size of our loan portfolio.

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

We may be adversely impacted by the transition from the use of the LIBOR interest rate index in the future.

We have certain loans, investment securities and subordinated debt securities indexed to LIBOR to calculate the interest rate. The continued availability of the LIBOR index is not guaranteed after the United Kingdom administrators of LIBOR have announced that the publication of the most commonly used U.S. dollar LIBOR settings will cease to be published after June 2023. We cannot predict, in the interim, whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. With respect to our loan assets, at this time, there is some industry guidance regarding acceptable alternatives to LIBOR. After review and analysis from the Federal Reserve Board’s Alternative Reference Rates Committee, the Consumer Financial Protection Bureau published its final rule recommending the Secured Overnight Financing Rate, or SOFR, as a compliant replacement index to LIBOR that would not trigger a refinance under existing regulations for certain consumer loans. Loan contracts may also contain alternate rate language permitting transfer to SOFR, Wall Street Journal Prime or another index when LIBOR is no longer available. The timing and manner in which each customer’s contract transitions to a new index will vary on a case-by-case basis. There continues to be some uncertainty related to the LIBOR transition. New index rates and payments will differ from LIBOR, which may lead to increased volatility. The transition has impacted our market risk profiles and required changes to our risk and pricing models, valuation tools, and product design. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. With respect to investment securities and subordinated debt securities, we expect similar transition issues. Failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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

Rising interest rates in prior periods have increased interest expense, which in turn has adversely affected net interest income, and may do so in the future if the Federal Reserve raises rates as anticipated. In a rising interest rate environment, competition for cost-effective deposits increases, making it more costly to fund loan growth. In addition, a rising rate environment could cause mortgage and mortgage warehouse lending volumes to substantially decline. Any rapid and unexpected volatility in interest rates creates uncertainty and potential for unexpected material adverse effects. The Company actively monitors and manages the balances of maturing and repricing assets and liabilities to reduce the adverse impact of changes in interest rates, but there can be no assurances that the Company can avoid all material adverse effects that such interest rate changes may have on the Company’s net interest margin and overall financial condition.

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

As of December 31, 2021, approximately $1.0 billion, or 85.4%, of our deposits consisted of demand, savings, money market and negotiable order of withdrawal, or NOW, accounts. Approximately $177.6 million of the remaining balance of deposits consists of certificates of deposit, of which approximately $135.8 million, or 76.5% of remaining deposits, was due to mature within one year. Based on our experience, we believe that our savings, money market and non-interest-bearing accounts are relatively stable sources of funds. Historically, a majority of non-brokered certificates of deposit are renewed upon maturity as long as we pay competitive interest rates. Many of these customers are, however, interest-rate conscious and may be willing to move funds into higher-yielding investment alternatives. Our ability to attract and maintain deposits, as well as our cost of funds, has been, and will continue to be significantly affected by general economic conditions. In addition, as market interest rates rise, we will have competitive pressure to increase the rates we pay on deposits. If we increase interest rates paid to retain deposits, our earnings may be adversely affected.

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

We conduct a portion of our business over the internet. We rely heavily upon data processing, including loan servicing and deposit processing, software, communications and information systems from a number of third parties to conduct our business.  As a bank, we are more likely to be targeted by cyber-attacks in an effort to unlawfully access customer funds or customer personally identifiable information. Cybersecurity concerns are further heightened by Russia’s recent invasion of Ukraine.

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

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share non-public personal information about our customers with non-affiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with non-affiliated third parties (with certain exceptions) and (iii) requires we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. On November 18, 2021, the federal banking agencies issued a new rule effective in 2022 that requires banks to notify their regulators within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.” This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level by the Federal Trade Commission, as well as at the state level.

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

Our principal shareholders (collectively, the “Haines Family Trusts”) have the benefit of certain registration rights covering all of their shares of our common stock pursuant to the registration rights agreement that we entered into with the Haines Family Trusts in connection with our initial public offering. Sales of a substantial number of these shares in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline or to be lower than it might otherwise be. In addition, as of December 31, 2021 approximately 59.3% of our outstanding common stock is beneficially owned by our principal shareholders, executive officers and directors. The substantial amount of common stock that is owned by and issuable to our principal shareholders, executive officers and directors may adversely affect our share price, our share price volatility and the development and persistence of an active and liquid trading market. The sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

We are controlled by trusts established for the benefit of members of the Haines family, whose interests may not coincide with our other shareholders.

As of December 31, 2021, the Haines Family Trusts control approximately 51.2% of our common stock. So long as the Haines Family Trusts continue to control more than 50% of our outstanding shares of common stock, they will have the ability, if they vote in the same manner, to determine the outcome of all matters requiring shareholder approval, including the election of directors, the approval of mergers, material acquisitions and dispositions and other extraordinary transactions, and amendments to our certificate of incorporation, bylaws and other corporate governance documents. In addition, this concentration of ownership may delay or prevent a change in control of our Company and make some transactions more difficult or impossible without the support of the Haines Family Trusts. The Haines Family Trusts also have certain rights, such as registration rights, that our other shareholders do not have. In any of these matters, the interests of the Haines Family Trusts may differ from or conflict with our interests as a company or the interests of other shareholders. Accordingly, the Haines Family Trusts could influence us to enter into transactions or agreements that other shareholders would not approve or make decisions with which other shareholders may disagree.

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

Prior to our initial public offering, we were treated as an S Corporation for U.S. federal income tax purposes. As a result, the Haines Family Trusts, as our shareholders, were taxed on our income. Therefore, the Haines Family Trusts have received certain distributions from us that were generally intended to equal the amount of tax such trusts were required to pay with respect to our income. In connection with our initial public offering, our S Corporation status terminated.  As a result of such termination, effective September 24, 2018 we are subject to federal and state income taxes. In the event an adjustment to our taxable income for any taxable period (or portion thereof) beginning after the date of the termination of our S Corporation status results in any increase in taxable income of the Haines Family Trusts for any taxable period (or portion thereof) ending prior to termination of our S Corporation status, it is possible that the Haines Family Trusts would be liable for additional income taxes for such prior periods. Therefore, we have entered into an agreement with the Haines Family Trusts. Pursuant to this agreement, in the event of any restatement of our taxable income for any taxable period (or portion thereof) beginning after the date of termination of our S Corporation status pursuant to a determination by, or a settlement with, a taxing authority, then, depending on the nature of the adjustment, we may be required to make a payment to the Haines Family Trusts in an amount equal to their incremental tax liability, which amount may be material. In addition, we will indemnify the Haines Family Trusts with respect to unpaid income tax liabilities to the extent that such unpaid income tax liabilities are attributable to our taxable income for any period after our S Corporation status terminates. In both cases, the amount of the payment will be based on the assumption that the Haines Family Trusts are taxed at the highest rate applicable to individuals for the relevant periods. We will also indemnify the Haines Family Trusts for any interest, penalties, losses, costs or expenses arising out of any claim under the agreement. However, the Haines Family Trusts will indemnify us with respect to our unpaid tax liabilities (including interest and penalties) to the extent that such unpaid tax liabilities are attributable to a decrease in the shareholders’ taxable income for any for tax period and a corresponding increase in the Company’s taxable income for any period. The Haines Family Trusts will also indemnify the Company with respect to any additional taxes attributable to our final S Corporation tax year that ends with the termination of our S Corporation status.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Company’s corporate offices are located at 1039 N.W. 63rd Street, Oklahoma City, Oklahoma 73116. The Company’s corporate office space is owned by the Bank’s wholly-owned subsidiary, 1039 NW 63rd, LLC, and consists of approximately 6,600 square feet, an annex of approximately 4,400 square feet, and a 10,000 square foot operations building. The Bank operates from our corporate office, eight full-service branch offices located in Oklahoma, two full-service branch offices located in southwest Kansas and two full-service branch offices located in the Dallas/Fort Worth metropolitan area. Of these twelve locations, four are leased and five are owned by the Bank. All branches are equipped with ATMs and all Oklahoma branches provide for drive-up access.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock are traded on The NASDAQ Global Select Market under the symbol “BSVN”. The approximate number of holders of record of the Company’s common stock as of March 31, 2022 was 4.

The Company paid quarterly dividends of $0.11 per share with respect to each of the first three quarters of 2021, increasing to $0.12 per share in the fourth quarter. The Company currently expects to continue quarterly dividends of $0.12 per share in the future. Any future determination to pay dividends and the amount of such dividends on the Company’s common stock will be made by its Board of Directors and will depend on a number of factors, including

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

Set forth below is information as of December 31, 2021 regarding equity compensation plans. The plan that has been approved by the shareholders is the 2018 Equity Incentive Plan.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by shareholders	436,993	$17.41	615,873
Equity compensation plans not approved by shareholders	-	-	-

COMPANY PERFORMANCE

Presented below is a line graph which compares the percentage in the cumulative total return on the Company’s Common Stock to the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the NASDAQ Bank Stock Index. The period presented is from September 24, 2018 through December 31, 2021. The graph assumes an investment on September 24, 2018 of $100 in the Company’s Common Stock and in each index, and that any dividends were reinvested. The values presented for each year during the period represent the cumulative market values of the respective investment. The performance graph represents past performance and should not be considered to be an indication of future performance.

Item 6.  [Reserved]

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

•	the geographic concentration of our markets in Oklahoma, the Dallas/Fort Worth metropolitan area and Kansas;

•	successful integration of Watonga Bancshares, Inc.

•	high concentrations of loans secured by real estate and energy located in our market areas;

•	risks associated with our commercial loan portfolio, including the risk for deterioration in value of the general business assets that secure such loans;

•	risks related to the significant amount of credit that we have extended to a limited number of borrowers;

•	our ability to maintain our reputation;

•	our ability to successfully manage our credit risk and the sufficiency of our allowance;

•	reinvestment risks associated with a significant portion of our loan portfolio maturing in one year or less;

•	our ability to attract, hire and retain qualified management personnel;

•	our dependence on our management team, including our ability to retain executive officers and key employees and their customer and community relationships;

•	interest rate fluctuations, which could have an adverse effect on our profitability;

•	competition from banks, credit unions and other financial services providers;

•	system failures, service denials, cyber-attacks and security breaches;

•	our ability to maintain effective internal control over financial reporting;

•	employee error, fraudulent activity by employees or customers and inaccurate or incomplete information about our customers and counterparties;

•	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;

•	costs and effects of litigation, investigations or similar matters to which we may be subject, including any effect on our reputation;

•	severe weather, acts of god, acts of war, pandemics or terrorism;

•	impact of COVID-19, the coronavirus, on the United States economy, particularly the hospitality industry;

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

•	other factors that are discussed in the section entitled “Risk Factors,” beginning on page 12.

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

General

We are Bank7 Corp., a bank holding company headquartered in Oklahoma City, Oklahoma. Through our wholly-owned subsidiary, Bank7, we operate twelve full-service branches in Oklahoma, the Dallas/Fort Worth, Texas metropolitan area and Kansas. We are focused on serving business owners and entrepreneurs by delivering fast, consistent and well-designed loan and deposit products to meet their financing needs. We intend to grow organically by selectively opening additional branches in our target markets and we will also pursue strategic acquisitions.

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

As of December 31, 2021, we had total assets of $1.4 billion, total loans of $1.0 billion, total deposits of $1.2 billion and total shareholders’ equity of $127.4 million.

The U.S. economy experienced widespread volatility throughout 2020 and 2021 as a result of the COVID-19 pandemic and government responses to the pandemic. Economic condition declined rapidly and significantly following the initial widespread U.S. outbreak in March and April of 2020. Federal stimulus was quickly passed in the form of the CARES Act and the economy rebounded significantly in the second half of 2020. In an emergency measure aimed at dampening the economic impact of COVID-19, the Federal Reserve lowered the target for the federal funds rate to a range of between zero to 0.25% effective on March 16, 2020 where it remained through the end of 2021. This action by the Federal Reserve followed a prior reduction of the targeted federal funds rates to a range of 1.0% to 1.25% effective March 4, 2020.  This decline in interest rates led to new all-time low yields across the U.S. Treasury maturity curve. On March 16, 2022 the Federal Reserve revised its target for short term interest rates by 0.25% to a range of 0.25% to 0.50%. The Federal Reserve signaled that it expects the rate to be 1.9% by the end of 2022, implying a total of seven rate hikes this year.

2021 Highlights

On December 9, 2021, the Company acquired 100% of the outstanding equity of Watonga Bancshares, Inc. (“Watonga”), the bank holding company for Cornerstone Bank, for $29.3 million in cash. Immediately following the acquisition, Watonga was dissolved and Cornerstone Bank merged with and into Bank7. The Company acquired total assets of $267.3 million, including $117.3 million in total loans. The Company assumed liabilities of $245.5 million, including $243.5 million in deposits. Further, the Company benefitted from 23 days of revenue of $477,000 from the acquired entity, and incurred total one time acquisition-related expenses of $712,000.

For the year ended December 31, 2021, we reported pre-tax net income of $30.9 million, an increase of $5.0 million, or 16.2% compared to pre-tax net income of $25.9 million for the year ended December 31, 2020. The increase was primarily related to an increase in interest earning assets, decreased interest expense due to the lower rate environment and lower ALLL provision expense. For the year ended December 31, 2021, average loans totaled $905.8 million, an increase of $82.6 million or 10.0%, from December 31, 2020.

Pre-tax return on average assets and return on average equity was 2.96% and 26.41%, respectively for the year ended December 31, 2021, as compared to 2.73% and 25.29%, respectively, for the same period in 2020. Tax-adjusted return on average assets and return on average equity was 2.21% and 20.13%, respectively for the year ended December 31, 2021, as compared to 2.03% and 19.14%, respectively, for the same period in 2020. Our efficiency ratio for the year ended December 31, 2021 was 36.76% as compared to 36.03% for the year ended December 31, 2020.

As of December 31, 2021, total loans were $1.03 billion, an increase of $191.8 million, or 22.9%, from December 31, 2020. Total deposits were $1.22 billion as of December 31, 2021, an increase of $312.0 million, or 34.5%, from December 31, 2020.

Results of Operations

Years Ended December 31, 2021, December 31, 2020, and December 31, 2019

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

	Net Interest Margin
	For the Year Ended December 31,
	2021			2020			2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Short-term investments	$126,136	$178	0.25%	$116,295	$828	0.71%	$151,434	$3,459	2.28%
Investment securities, taxable	4,663	312	3.84	1,123	36	3.21	1,065	50	4.69
Debt securities, tax exempt	1,852	31	1.62	-	-	-	-	-	-
Loans held for sale	318	-	-	244	-	-	236	-	-
Total loans(1)	905,804	55,768	6.16	823,228	52,450	6.37	636,274	48,200	7.58
Total interest-earning assets	1,038,773	56,289	5.42	940,890	53,314	5.67	789,009	51,709	6.55
Noninterest-earning assets	7,361			8,067			9,519
Total assets	$1,046,134			$948,957			$798,528

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$430,268	1,396	0.32%	$377,519	2,729	0.72%	$295,576	5,057	1.71%
Time deposits	205,437	1,657	0.81	207,442	3,424	1.65	208,375	4,459	2.14
Total interest-bearing deposits	635,705	3,053	0.48	584,961	6,153	1.05	503,951	9,516	1.89
Total interest-bearing liabilities	635,705	3,053	0.48	584,961	6,153	1.05	503,951	9,516	1.89

Noninterest-bearing liabilities:
Noninterest-bearing deposits	288,446			256,431			192,562
Other noninterest-bearing liabilities	4,930			5,206			4,585
Total noninterest-bearing liabilities	293,376			261,637			197,147
Shareholders’ equity	117,053			102,359			97,430
Total liabilities and shareholders’ equity	$1,046,134			$948,957			$798,528

Net interest income		$53,236			$47,161			$42,193
Net interest spread			4.94%			4.61%			4.67%
Net interest margin			5.12%			5.01%			5.35%

(1)	Average loan balances include monthly average nonaccrual loans of $12.6 million, $11.3 million and $2.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

We continued to experience strong asset growth for the year ended December 31, 2021 compared to the year ended December 31, 2020:

-
Total interest income on loans increased $3.3 million, or 6.3%, to $55.8 million which was attributable to a $82.6 million increase in the average balance of loans to $905.8 million during the year ended 2021 as compared with the average balance of $823.2 million for the year ended 2020;

-	Loan fees totaled $7.8 million, an increase of $2.8 million or 54.7%. $949,000 of the increase was due to PPP fee income recognized;
-
Yields on our interest-earning assets totaled 5.42%, a decrease of 25 basis points which was attributable to lower loan rates and a decrease in yield on short term investments of 46 basis points, both were primarily impacted by the aforementioned changes in market interest rates related to the pandemic; and

-	Net interest margin for the years ended 2021 and 2020 was 5.12% and 5.01%, respectively.

For the year ended December 31, 2020 compared to the year ended December 31, 2019:

-
Total interest income on loans increased $4.3 million, or 8.8%, to $52.5 million which was attributable to a $187.0 million increase in the average balance of loans to $823.2 million during the year ended 2020 as compared with the average balance of $636.3 million for the year ended 2019;

-	Loan fees totaled $5.0 million, an increase of $592,000 or 13.3%.
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

The FED influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. For the three year period between January 1, 2019 and December 31, 2021, the prime rate fluctuated between a high of 5.5%, and a low of 3.25%. The FED raised its target for short term interest rates in March 2022, the first such raise since 2018 and has signaled that it expects the rate to be 1.9% at the end of 2022 and 2.8% at the end of 2023, implying multiple rate hikes over that period.

Interest income on short-term investments decreased $515,000, or 62.2%, to $313,000 for year ended December 31, 2021 compared to 2020, due to yield decrease of 46 basis points.  Interest income on short-term investments decreased $2.6 million, or 76.1%, to $828,000 for year ended December 31, 2020 compared to 2019, due to a decrease in the average balances of $35.1 million, or 23.2% and a yield decrease of 157 basis points related to the aforementioned changes in market interest rates related to the pandemic.

Interest expense on interest-bearing deposits totaled $3.1 million for the year ended December 31, 2021, compared to $6.2 million for 2020, a decrease of $3.1 million, or 50.4%. The decrease was related to the cost of interest-bearing deposits decreasing to 0.48% for the year ended December 31, 2021 from 1.05% for the year ended December 31, 2020, which was related to the aforementioned changes in market interest rates related to the pandemic.  Interest expense on interest-bearing deposits totaled $6.2 million for the year ended December 31, 2020, compared to $9.5 million for 2019, a decrease of $3.4 million, or 35.3%. The decrease was related to the cost of interest-bearing deposits decreasing to 1.05% for the year ended December 31, 2020 from 1.89% for the year ended December 31, 2019, which was related to the aforementioned changes in market interest rates related to the pandemic.

Net interest margin for the years ended December 31, 2021, 2020 and 2019 was 5.12%, 5.01% and 5.35%, respectively.

The following table sets forth the effects of changing rates and volumes on our net interest income during the period shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (change in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).

	Analysis of Changes in Interest Income and Expenses
	For the Year Ended December 31, 2021 vs 2020			For the Year Ended December 31, 2020 vs 2019
	Change due to:			Change due to:
	Volume(1)	Rate(1)	Interest	Volume(1)	Rate(1)	Interest
			Variance			Variance
	(Dollars in thousands)			(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$70	$(585)	$(515)	$(803)	$(1,828)	$(2,631)
Investment securities	354	(211)	143	3	(17)	(14)
Total loans	5,260	(1,943)	3,317	14,163	(9,913)	4,250
Total increase (decrease) in interest income	5,684	(2,739)	2,945	13,363	(11,758)	1,605

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	380	(1,713)	(1,333)	1,402	(3,730)	(2,328)
Time deposits	(33)	(1,734)	(1,767)	(20)	(1,015)	(1,035)
Total interest-bearing deposits	347	(3,447)	(3,100)	1,382	(4,745)	(3,363)
Total increase (decrease) in interest expense	347	(3,447)	(3,100)	1,382	(4,745)	(3,363)

Increase (Decrease) in net interest income	$5,337	$708	$6,045	$11,981	$(7,013)	$4,968

(1)          Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

Weighted Average Yield of Debt Securities

The following table summarizes the maturity distribution schedule with corresponding weighted average taxable equivalent yields of the debt securities portfolio at December 31, 2021. The following table presents securities at their expected maturities, which may differ from contractual maturities. The Company manages its debt securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds:

	As of December 31, 2021
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total

	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *
Available-for-sale	(Dollars in thousands)
U.S. Federal agencies	$10	6.86%	$303	3.56%	$-	0%	$-	0%	$313	3.66%
Mortgage-backed securities	1,397	3.82	10,211	2.00	13,834	2.46	7,712	2.32	33,154	2.34
State and political subdivisions	3,618	2.82	20,750	1.94	17,792	2.15	3,134	2.22	45,294	2.11
U.S. Treasury	-	-	1,018	1.56	5,029	1.76	-	-	6,047	1.73
Total	$5,025	3.11%	$32,282	1.96%	$36,655	2.21%	$10,846	2.29%	$84,808	2.18%
Percentage of total	5.93%		38.06%		43.22%		12.79%		100.00%

*Yield is on a taxable-equivalent basis using 21% tax rate

Provision for Loan Losses

For the year ended December 31, 2021 compared to the year ended December 31, 2020:

-	The provision for loan losses decreased from $5.4 to $4.2 million
-	The allowance as a percentage of loans decreased by 15 basis points to 1.00%.

For the year ended December 31, 2020 compared to the year ended December 31, 2019:

-	The provision for loan losses increased from zero to $5.4 million related to loan growth, uncertainty in the economy caused by the COVID-19 pandemic and $3.6 million in net charge offs; and
-	The allowance as a percentage of loans increased by 4 basis points to 1.15%.

Noninterest Income

The following table sets forth the major components of our noninterest income for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended				For the Years Ended
	December 31,				December 31,
	2021	2020	$ Increase (Decrease)	% Increase (Decrease)	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)				(Dollars in thousands)
Noninterest income:
Secondary market income	$435	$175	$260	148.57%	$175	$164	$11	6.71%
Service charges on deposit accounts	550	442	108	24.43%	442	392	50	12.76%
Other income and fees	1,265	1,048	217	20.71%	1,048	752	296	39.36%
Total noninterest income	$2,250	$1,665	$585	35.14%	$1,665	$1,308	$357	27.29%

Noninterest Expense

Noninterest expense for the year ended December 31, 2021 was $20.4 million compared to $17.6 million for the year ended December 31, 2020, an increase of $2.8 million or 15.9%. Noninterest expense for the year ended December 31, 2020 was $17.6 compared to $28.4 million for the year ended December 31, 2019, a decrease of $10.8 million, or 38.1%. The following table sets forth the major components of our noninterest expense for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended				For the Years Ended
	December 31,				December 31,
	2021	2020	$ Increase (Decrease)	% Increase (Decrease)	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)				(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$11,983	$10,130	$1,853	18.29%	$10,130	$21,265	$(11,135)	-52.36%
Furniture and equipment	883	868	15	1.73%	868	829	39	4.70%
Occupancy	1,899	1,957	(58)	-2.96%	1,957	1,677	280	16.70%
Data and item processing	1,237	1,091	146	13.38%	1,091	1,078	13	1.21%
Accounting, marketing, and legal fees	800	536	264	49.25%	536	757	(221)	-29.19%
Regulatory assessments	604	506	98	19.37%	506	126	380	301.59%
Advertising and public relations	282	400	(118)	-29.50%	400	588	(188)	-31.97%
Travel, lodging and entertainment	409	241	168	69.71%	241	368	(127)	-34.51%
Other expense	2,300	1,863	437	23.46%	1,863	1,744	119	6.82%
Total noninterest expense	$20,397	$17,592	$2,805	15.94%	$17,592	$28,432	$(10,840)	-38.13%

For the year ended December 31, 2021 compared to the year ended December 31, 2020:

-
Salaries and employee benefits expense was $12.0 million compared to $10.1 million, an increase of $1.9 million, or 18.3%.  The increase was attributable to overall increases in compensation to remain competitive, and partially due to our acquisition of Cornerstone Bank, which increased employee headcount.

For the year ended December 31, 2020 compared to the year ended December 31, 2019:

-
Salaries and employee benefits expense was $10.1 million compared to $21.3 million, an decrease of $11.1 million, or 52.4%.  The decrease in 2020 was attributable to our one-time non-cash executive stock transaction.

-
Occupancy expense was $2.0 million compared to $1.7 million, an increase of $280,000, or 16.7%.  The increase in 2020 was primarily due to 2020 being the first full year of depreciation for the renovation of our main branch and headquarters and increased rent at our full-service Tulsa location.

Financial Condition

The following discussion of our financial condition compares December 31, 2021, 2020, and 2019.

Total Assets

The increasing trend in total assets is primarily attributable to strong organic loan and retail deposit growth within the Oklahoma City market and expansion into the Dallas/Fort Worth metropolitan area, as well as the addition of loans as a result of the acquisition of Watonga Bancshares on December 9, 2021. Total assets increased $334.2 million, or 32.87%, to $1.4 billion as of December 31, 2021, as compared to $1.0 billion as of December 31, 2020 and $866.4 million as of December 31, 2019.

Loan Portfolio

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of December 31, 2021, 2020 and 2019, our gross loans were $1.0 billion, $839.1 million and $708.7 million, respectively.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of December 31, 2021, December 31, 2020 and December 31, 2019:

	As of December 31,
	2021		2020		2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$169,322	16.4%	$107,855	12.8%	$70,628	10.0%
1-4 family real estate	62,971	6.1%	29,079	3.5%	34,160	4.8%
Commercial real estate - Other	339,655	32.9%	290,489	34.6%	273,278	38.5%
Total commercial real estate	571,948	55.5%	427,423	50.9%	378,066	53.3%

Commercial & industrial	361,974	35.1%	351,248	41.9%	260,762	36.8%
Agricultural	73,010	7.1%	50,519	6.0%	57,945	8.2%
Consumer	24,046	2.3%	9,898	1.2%	11,895	1.7%
Gross Loans	1,030,978	100.0%	839,088	100.0%	708,668	100.0%
Less unearned income, net	(2,577)		(2,475)		(1,364)
Total Loans, net of unearned income	1,028,401		836,613		707,304
Allowance for loan and lease losses	(10,316)		(9,639)		(7,846)
Net loans	$1,018,085		$826,974		$699,458

During the second quarter of 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Included in our commercial & industrial balance at December 31, 2021 and 2020, are $18.7 million and $44.9 million of PPP loans, respectively.

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

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of December 31, 2021
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$7,283	$71,551	$10,148	$74,052	$-	$2,243	$-	$4,045	$169,322
1-4 family real estate	3,259	21,322	11,979	11,674	926	7,375	-	6,436	62,971
Commercial real estate - other	5,156	97,309	59,227	143,906	413	19,230	-	14,414	339,655
Total commercial real estate	15,698	190,182	81,354	229,632	1,339	28,848	-	24,895	571,948

Commercial & industrial	24,249	142,553	16,346	145,654	20,474	12,047	-	651	361,974
Agricultural	2,529	17,441	5,156	39,305	623	1,587	-	6,369	73,010
Consumer	4,870	29	10,825	172	1,554	2,458	84	4,054	24,046
Gross loans	$47,346	$350,205	$113,681	$414,763	$23,990	$44,940	$84	$35,969	$1,030,978

	As of December 31, 2020
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$14	$47,649	$885	$58,387	$-	$920	$-	$-	$107,855
1-4 family real estate	273	13,394	4,712	9,959	39	702	-	-	29,079
Commercial real estate - other	2,377	55,307	45,880	180,721	294	4,288	-	1,622	290,489
Total real estate	2,664	116,350	51,477	249,067	333	5,910	-	1,622	427,423

Commercial & industrial	16,914	194,520	39,593	93,707	11	6,503	-	-	351,248
Agricultural	5,141	27,215	2,534	14,420	60	541	-	608	50,519
Consumer	1,544	150	6,570	65	1,057	425	87	-	9,898
Gross loans	$26,263	$338,235	$100,174	$357,259	$1,461	$13,379	$87	$2,230	$839,088

	As of December 31, 2019
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$-	$31,860	$833	$37,483	$-	$452	$-	$-	$70,628
1-4 family real estate	282	9,598	3,843	19,676	43	718	-	-	34,160
Commercial real estate - other	1,849	23,533	23,194	219,390	335	3,168	-	1,809	273,278
Total real estate	2,131	64,991	27,870	276,549	378	4,338	-	1,809	378,066

Commercial & industrial	11,677	176,329	9,973	54,233	12	7,195	-	1,343	260,762
Agricultural	3,947	34,875	2,786	13,055	1,319	1,355	-	608	57,945
Consumer	2,042	-	4,824	159	3,958	511	89	312	11,895
Gross loans	$19,797	$276,195	$45,453	$343,996	$5,667	$13,399	$89	$4,072	$708,668

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

The allowance was $10.3 million at December 31, 2021, $9.6 million at December 31, 2020 and $7.8 million at December 31, 2019.  The increasing trend was related to loan growth.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Balance at beginning of the period	$9,639	$7,846	$7,832
Provision for loan losses	4,175	5,350	-
Charge-offs:
Construction & development	-	-	-
1-4 family real estate	-	-	(2)
Commercial real estate - Other	-	-	-
Commercial & industrial	(3,750)	(3,289)	(4)
Agricultural	-	(300)	(11)
Consumer	(68)	(1)	(1)
Total charge-offs	(3,818)	(3,590)	(18)
Recoveries:
Construction & development	-	-	-
1-4 family real estate	-	2	5
Commercial real estate - Other	-	-	-
Commercial & industrial	16	18	24
Agricultural	300	10	3
Consumer	4	3	-
Total recoveries	320	33	32
Net charge-offs	(3,498)	(3,557)	14
Balance at end of the period	$10,316	$9,639	$7,846
Net charge-offs to average loans	0.39%	0.43%	0.00%

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of December 31,
	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,695	16.4%	$1,239	12.8%	$782	10.0%
1-4 family real estate	630	6.1%	334	3.5%	378	4.8%
Commercial real estate - Other	3,399	32.9%	3,337	34.6%	3,025	38.5%
Commercial & industrial	3,621	35.1%	4,035	41.9%	2,887	36.8%
Agricultural	730	7.1%	580	6.0%	642	8.2%
Consumer	241	2.3%	114	1.2%	132	1.7%
Total	$10,316	100.0%	$9,639	100.0%	$7,846	100.0%

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

Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under TDRs that are not performing in accordance with their modified terms. Nonperforming assets consist of nonperforming loans plus OREO. Loans accounted for on a nonaccrual basis were $9.9 million as of December 31, 2021, $14.6 million as of December 31, 2020 and $1.8 million as of December 31, 2019. OREO was $0 as of December 31, 2021, December 31, 2020 and  December 31, 2019.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of December 31,
	2021	2020	2019
	(Dollars in thousands)
Nonaccrual loans	$9,885	$14,575	$1,809
Troubled-debt restructurings (1)	-	-	912
Accruing loans 90 or more days past due	496	1,960	612
Total nonperforming loans	10,381	16,535	3,333
Other real estate owned	-	-	-
Total nonperforming assets	$10,381	$16,535	$3,333
Ratio of nonperforming loans to total loans	1.01%	1.98%	0.47%
Ratio of nonaccrual loans to total loans	0.96%	1.74%	0.26%
Ratio of allowance for loan losses to total loans	1.00%	1.15%	1.11%
Ratio of allowance for loan losses to nonaccrual loans	104.36%	66.13%	433.72%
Ratio of nonperforming assets to total assets	0.77%	1.63%	0.38%

(1) $1.4 million, $12.98 million and $1.81 million of TDRs as of December 31, 2021, December 31, 2020 and December 31, 2019, respectively

The following tables present an aging analysis of loans as of the dates indicated.

	As of December 31, 2021
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Total loans
	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$169,322	$169,322
1-4 family real estate	-	-	-	-	-	62,971	62,971
Commercial real estate - Other	-	174	-	-	174	339,481	339,655
Commercial & industrial	-	19	501	401	520	361,454	361,974
Agricultural	-	-	77	77	77	72,933	73,010
Consumer	48	15	18	18	81	23,965	24,046
Total	$48	$208	$596	$496	$852	$1,030,126	$1,030,978

	As of December 31, 2020
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Total loans
	(Dollars in thousands)
Construction & development	$714	$-	$-	$-	$714	$107,141	$107,855
1-4 family real estate	-	-	-	-	-	29,079	29,079
Commercial real estate - Other	1,444	-	1,960	1,960	3,404	287,085	290,489
Commercial & industrial	-	-	-	-	-	351,248	351,248
Agricultural	-	-	-	-	-	50,519	50,519
Consumer	193	-	-	-	193	9,705	9,898
Total	$2,351	$-	$1,960	$1,960	$4,311	$834,777	$839,088

	As of December 31, 2019
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Total loans

Construction & development	$-	$-	$-	$-	$-	$70,628	$70,628
1-4 family commerical	-	-	-	-	-	34,160	34,160
Commercial real estate - Other	-	-	-	-	-	273,278	273,278
Commercial & industrial	-	-	14	14	14	260,748	260,762
Agricultural	-	-	598	598	598	57,347	57,945
Consumer	90	-	-	-	90	11,805	11,895
Total	$90	$-	$612	$612	$702	$707,966	$708,668

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

Substandard loans totaled $24.7 million as of December 31, 2021, an increase of $1.6 million compared to December 31, 2020. Substandard loans totaled $23.1 million as of December 31, 2020, an increase of $12.0 million compared to December 31, 2019. The increase primarily related to two commercial and industrial relationships comprised of one note each totaling $14.4 million with no specific reserves and two commercial real estate relationships comprised one note each totaling $5.0 million with no specific reserves.

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of December 31, 2021
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$169,322	$-	$-	$-	$169,322
1-4 family real estate	62,971	-	-	-	62,971
Commercial real estate - Other	282,268	14,976	27,112	15,299	339,655
Commercial & industrial	341,661	4,658	6,300	9,355	361,974
Agricultural	72,295	255	460	-	73,010
Consumer	24,000	-	-	46	24,046
Total	$952,517	$19,889	$33,872	$24,700	$1,030,978

	As of December 31, 2020
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$107,855	$-	$-	$-	$107,855
1-4 family real estate	28,711	368	-	-	29,079
Commercial real estate - Other	248,194	24,155	10,086	8,054	290,489
Commercial & industrial	328,656	7,691	300	14,601	351,248
Agricultural	50,051	-	-	468	50,519
Consumer	9,898	-	-	-	9,898
Total	$773,365	$32,214	$10,386	$23,123	$839,088
	As of December 31, 2019
	Pass	Watch	Special mention	Substandard	Total

	(Dollars in thousands)
Construction & development	$70,628	$-	$-	$-	$70,628
1-4 family real estate	33,622	538	-	-	34,160
Commercial real estate - Other	267,437	-	-	5,841	273,278
Commercial & industrial	241,176	5,312	11,524	2,750	260,762
Agricultural	53,290	-	2,128	2,527	57,945
Consumer	11,895	-	-	-	11,895
Total	$678,048	$5,850	$13,652	$11,118	$708,668

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

The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) January 1, 2022. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40.  As of December 31, 2021, one loan totaling $3.1 million was modified, related to COVID-19, which was not considered a troubled debt restructuring.

The following table presents loans restructured as TDRs as of December 31, 2021, December 31, 2020 and December 31, 2019.

	As of December 31, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific reserves allocated
	(Dollars in thousands)
Commercial real estate	1	$1,402	$1,402	-
Total	1	$1,402	$1,402	$-

	As of December 31, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific reserves allocated
	(Dollars in thousands)
Commercial & industrial	1	$10,886	$10,886	$-
Agricultural	1	469	469	-
Commercial real estate	1	1,622	1,622	-
Total	3	$12,977	$12,977	$-

	As of December 31, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific reserves allocated
	(Dollars in thousands)
Commercial & industrial	1	$1,809	$1,809	$26
Agricultural	2	912	912	-
Total	3	$2,721	$2,721	$26

There were no payment defaults with respect to loans modified as TDRs as of December 31, 2021, 2020, and 2019.

Impairment analyses are prepared on TDRs in conjunction with the normal allowance process. TDRs restructured during the years ended December 31, 2021, 2020, and 2019 required $0, $0 and $26,000 in specific reserves, respectively.

The following table presents total TDRs, both in accrual and nonaccrual status as of the periods indicated:

	As of December 31, 2021		As of December 31, 2020		As of December 31, 2019
	Number of contracts	Amount	Number of contracts	Amount	Number of contracts	Amount
	(Dollars in thousands)				(Dollars in thousands)
Accrual	-	$-	-	$-	2	$912
Nonaccrual	1	1,402	3	12,977	1	1,809
Total	1	$1,402	3	$12,977	3	$2,721

Deposits

We gather deposits primarily through our twelve branch locations and online though our website. We offer a variety of deposit products including demand deposit accounts and interest-bearing products, such as savings accounts and certificates of deposit. We put continued effort into gathering noninterest-bearing demand deposit accounts through loan production cross-selling, customer referrals, marketing efforts and various involvement with community networks. Some of our interest-bearing deposits were obtained through brokered transactions. We participate in the CDARS program, where customer funds are placed into multiple certificates of deposit, each in an amount under the standard FDIC insurance maximum of $250,000, and placed at a network of banks across the United States.

Total deposits as of December 31, 2021, 2020, and 2019 were $1.2 billion, $905.5 million and $757.5 million, respectively. The increase was primarily due to acquired deposits and organic deposit growth. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	December 31,		December 31,		December 31,
	2021		2020		2019
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total

	(Dollars in thousands)
Demand deposits	$366,705	30.1%	$246,569	27.2%	$219,221	29.0%
Interest-bearing transaction deposits	583,389	47.9%	392,784	43.4%	262,974	34.7%
Savings deposits	89,778	7.4%	54,008	6.0%	72,750	9.6%
Time deposits ($250,000 or less)	132,690	10.9%	135,811	15.0%	146,834	19.4%
Time deposits (more than $250,000)	44,909	3.7%	76,342	8.4%	55,704	7.3%
Total interest-bearing	850,766	69.9%	658,945	72.8%	538,262	71.0%
Total deposits	$1,217,471	100.0%	$905,514	100.0%	$757,483	100.0%

The following table summarizes our average deposit balances and weighted average rates for the years ended December 31, 2021, 2020, and 2019:

	For the Year Ended December 31,		For the Year Ended December 31,		For the Year Ended December 31,
	2021		2020		2019
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Demand deposits	$288,446	0.00%	$256,431	0.00%	$192,562	0.00%
Interest-bearing transaction deposits	375,048	0.34%	318,713	1.50%	227,959	3.66%
Savings deposits	55,220	0.23%	58,806	0.56%	67,617	1.30%
Time deposits	205,437	0.81%	207,442	1.65%	208,375	2.14%
Total interest-bearing	635,705	0.48%	584,961	1.05%	503,951	1.89%
Total deposits	$924,151	0.33%	$841,392	0.73%	$696,513	1.37%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of December 31, 2021 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits ($250,000 or less)	$32,680	$37,016	$31,197	$31,797	$132,690
Time deposits (more than $250,000)	18,234	5,932	10,729	10,014	44,909
Total time deposits	$50,914	$42,948	$41,926	$41,811	$177,599

	As of December 31, 2020 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits ($250,000 or less)	$29,730	$25,894	$54,410	$25,777	$135,811
Time deposits (more than $250,000)	11,119	7,845	35,770	21,608	76,342
Total time deposits	$40,849	$33,739	$90,180	$47,385	$212,153

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

As of December 31, 2021, we had no unsecured fed funds lines with correspondent depository institutions with no amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $78.1 million as of December 31, 2021 and $64.8 million as of December 31, 2020.

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

In the wake of the global financial crisis of 2008 and 2009, the role of capital has become fundamentally more important, as banking regulators have concluded that the amount and quality of capital held by banking organizations was insufficient to absorb losses during periods of severely distressed economic conditions. The Dodd-Frank Act and banking regulations promulgated by the U.S. federal banking regulators to implement Basel III have established strengthened capital standards for banks and bank holding companies and require more capital to be held in the form of common stock. In addition, the Basel III regulations implement a concept known as the “capital conservation buffer.” In general, banks, bank holding companies with more than $3.0 billion in assets and bank holding companies with publicly-traded equity are required to hold a buffer of CET1 capital equal to 2.5% of risk-weighted assets over each minimum capital ratio in order to avoid being subject to limits on capital distributions (e.g., dividends, stock buybacks, etc.) and certain discretionary bonus payments to executive officers.

As of December 31, 2021, the FDIC categorized the Bank as “well-capitalized” under the prompt corrective action framework. There have been no conditions or events since December 31, 2021 that management believes would change this classification.

The table below also summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of December 31, 2021, 2020, and 2019. The Bank exceeded all regulatory capital requirements under Basel III and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

	Actual		With Capital Conservation Buffer		Minimum to be “Well- Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2021
Total capital (to risk-weighted assets)
Bank7 Corp.	$127,946	12.54%	$107,126	10.50%	N/A	N/A
Bank	127,844	12.54%	107,020	10.50%	$101,924	10.00%
Tier 1 capital (to risk-weighted assets)
Bank7 Corp.	117,631	11.53%	86,721	8.50%	N/A	N/A
Bank	117,528	11.53%	86,635	8.50%	81,539	8.00%
CET 1 capital (to risk-weighted assets)
Bank7 Corp.	117,631	11.53%	71,417	7.00%	N/A	N/A
Bank	117,528	11.53%	71,347	7.00%	66,250	6.50%
Tier 1 capital (to average assets)
Bank7 Corp.	117,631	10.56%	N/A	N/A	N/A	N/A
Bank	117,528	10.55%	N/A	N/A	55,714	5.00%

	Actual		With Capital Conservation Buffer		Minimum to be “Well- Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2020
Total capital (to risk-weighted assets)
Bank7 Corp.	$115,375	14.73%	$82,216	10.50%	N/A	N/A
Bank	115,335	14.75%	82,114	10.50%	$78,204	10.00%
Tier 1 capital (to risk-weighted assets)
Bank7 Corp.	105,736	13.50%	66,556	8.50%	N/A	N/A
Bank	105,696	13.51%	66,473	8.50%	62,563	8.00%
CET 1 capital (to risk-weighted assets)
Bank7 Corp.	105,736	13.50%	54,811	7.00%	N/A	N/A
Bank	105,696	13.51%	54,743	7.00%	50,832	6.50%
Tier 1 capital (to average assets)
Bank7 Corp.	105,736	10.78%	N/A	N/A	N/A	N/A
Bank	105,696	10.78%	N/A	N/A	49,041	5.00%

	Actual		With Capital Conservation Buffer		Minimum to be “Well- Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total capital (to risk-weighted assets)
Bank7 Corp.	$105,137	15.25%	$72,393	10.50%	N/A	N/A
Bank	106,148	15.42%	72,287	10.50%	$68,845	10.00%
Tier 1 capital (to risk-weighted assets)
Bank7 Corp.	97,291	14.11%	58,604	8.50%	N/A	N/A
Bank	98,302	14.28%	58,518	8.50%	55,076	8.00%
CET 1 capital (to risk-weighted assets)
Bank7 Corp.	97,291	14.11%	48,262	7.00%	N/A	N/A
Bank	98,302	14.28%	48,192	7.00%	44,749	6.50%
Tier 1 capital (to average assets)
Bank7 Corp.	97,291	11.53%	N/A	N/A	N/A	N/A
Bank	98,302	11.65%	N/A	N/A	42,241	5.00%

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased to $127.4 million as of December 31, 2021, compared to $107.3 million as of December 31, 2020 and $100.1 million as of December 31, 2019. The increases were driven by retained capital from net income during the periods.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of December 31, 2021:

	Payments Due as of December 31, 2021
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total

	(Dollars in thousands)
Deposits without a stated maturity	$1,039,872	$-	$-	$-	$1,039,872
Time deposits	135,788	39,904	1,907	-	177,599
Securities sold under agreements to repurchase	-	-	-	-	-
Operating lease commitments	611	782	241	-	1,634
Total contractual obligations	$1,176,271	$40,686	$2,148	$-	$1,219,105

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

Loan commitments are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of the customer to a third party. They are intended to be disbursed, subject to certain conditions, upon request of the borrower.

The following table summarizes commitments as of the dates presented.

	As of December 31,
	2021	2020	2019
	(Dollars in thousands)
Commitments to extend credit	$200,393	$206,520	$191,459
Standby letters of credit	5,809	2,366	3,338
Total	$206,202	$208,886	$194,797

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of December 31, 2021.

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

Goodwill and Intangibles

Intangible assets totaled $1.6 million and goodwill, net of accumulated amortization totaled $8.5 million for the year ended December 31, 2021, compared to intangible assets of $572,000 and goodwill, net of accumulated amortization of $1.0 million for the year ended December 31, 2020. The increase is due to core deposit intangible acquired and goodwill recognized as a result of the acquisition of Watonga Bancshares, Inc. on December 9, 2021.

Goodwill resulting from a business combination represents the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is tested annually for impairment or more frequently if other impairment indicators are present.  If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the accompanying consolidated financial statements.

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

Debt securities that are being held for indefinite periods of time and are not intended to sell, are classified as available for sale and are stated at estimated fair value. Unrealized gains or losses on debt securities available for sale are reported as a component of stockholders’ equity and comprehensive income, net of income tax.

The Company reviews its portfolio of debt securities in an unrealized loss position at least quarterly. The Company first assesses whether it intends to sell, or it is more-likely-than-not that it will be required to sell, the securities before recovery of the amortized cost basis. If either of these criteria is met, the securities amortized cost basis is written down to fair value as a current period expense. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making this assessment, the Company considers, among other things, the period of time the security has been in an unrealized loss position, and performance of any underlying collateral and adverse conditions specifically related to the security.

The estimates of fair values of debt securities and other financial instruments are based on a variety of factors. In some cases, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future.

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

Our exposure to interest rate risk is managed by the Asset/Liability Committee, or the ALCO Committee, in accordance with policies approved by the Company’s board of directors. The ALCO Committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO Committee considers the impact on earnings and capital on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO Committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO Committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk, which include an analysis of relationships between interest-earning assets and interest-bearing liabilities and an interest rate shock simulation model.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31,		As of December 31,		As of December 31,
	2021		2020		2019
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+400	32.34%	23.35%	39.57%	19.41%	33.21%	21.41%
+300	23.63%	21.37%	29.73%	17.53%	24.59%	19.84%
+200	14.88%	19.21%	19.87%	15.51%	15.92%	18.15%
+100	6.07%	16.86%	9.90%	13.36%	7.11%	16.34%
Base	-2.80%	14.33%	-0.14%	11.06%	-1.82%	14.39%
-100	-5.38%	11.30%	-3.11%	10.35%	-6.52%	12.34%

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

Bank7 Corp.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors, and Audit Committee
Bank7 Corp.
Oklahoma City, Oklahoma

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bank7 Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BKD, LLP

Oklahoma City, Oklahoma
March 31, 2022

Bank7 Corp.
Consolidated Balance Sheets
(Dollar amounts in thousands, except par value)

Assets	December 31, 2021	December 31, 2020

Cash and due from banks	$195,359	$153,901
Federal funds sold	9,493	-
Cash and cash equivalents	204,852	153,901
Interest-bearing time deposits in other banks	3,237	16,412
Loans, net of allowance for loan losses of $10,316 and $9,639 at December 31, 2021 and December 31, 2020, respectively	1,018,085	826,974
Loans held for sale, at fair value	464	324
Premises and equipment, net	17,257	9,151
Available-for-sale debt securities	84,808	-
Nonmarketable equity securities	1,202	1,172
Core deposit intangibles	1,643	572
Goodwill	8,479	1,011
Interest receivable and other assets	10,522	7,152

Total assets	$1,350,549	$1,016,669

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$366,705	$246,569
Interest-bearing	850,766	658,945

Total deposits	1,217,471	905,514

Interest payable and other liabilities	5,670	3,836

Total liabilities	1,223,141	909,350

Shareholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding: 9,071,417 and 9,044,765 at December 31, 2021 and December 31, 2020 respectively	91	90
Additional paid-in capital	94,024	93,162
Retained earnings	33,149	14,067
Accumulated other comprehensive income	144	-

Total shareholders’ equity	127,408	107,319

Total liabilities and shareholders’ equity	$1,350,549	$1,016,669

See Notes to Consolidated Financial Statements

Bank7 Corp.
Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands, except per share data)

	Twelve Months Ended December 31,
	2021	2020	2019
Interest Income
Loans, including fees	$55,768	$52,450	$48,200
Interest-bearing time deposits in other banks	169	525	1,709
Debt securities, taxable	143	-	-
Debt securities, tax-exempt	31	-	-
Other interest and dividend income	178	339	1,800

Total interest income	56,289	53,314	51,709

Interest Expense
Deposits	3,053	6,153	9,516

Total interest expense	3,053	6,153	9,516

Net Interest Income	53,236	47,161	42,193

Provision for Loan Losses	4,175	5,350	-

Net Interest Income After Provision for Loan Losses	49,061	41,811	42,193

Noninterest Income
Secondary market income	435	175	164
Service charges on deposit accounts	550	442	392
Other	1,265	1,048	752

Total noninterest income	2,250	1,665	1,308

Noninterest Expense
Salaries and employee benefits	11,983	10,130	21,265
Furniture and equipment	883	868	829
Occupancy	1,899	1,957	1,677
Data and item processing	1,237	1,091	1,078
Accounting, marketing and legal fees	800	536	757
Regulatory assessments	604	506	126
Advertising and public relations	282	400	588
Travel, lodging and entertainment	409	241	368
Other	2,300	1,863	1,744

Total noninterest expense	20,397	17,592	28,432

Income Before Taxes	30,914	25,884	15,069
Income tax expense	7,755	6,618	6,844
Net Income	$23,159	$19,266	$8,225

Earnings per common share - basic	$2.56	$2.05	$0.81
Earnings per common share - diluted	2.55	2.05	0.81
Weighted average common shares outstanding - basic	9,056,117	9,378,769	10,145,032
Weighted average common shares outstanding - diluted	9,091,536	9,379,154	10,147,311
Other Comprehensive Income
Unrealized gains on securities, net of tax benefit of $29,000	$144	$-	$-
Reclassification adjustment for gains included in net income	-	-	-
Other comprehensive gain, net of tax benefit of $29,000	$144	$-	$-
Comprehensive Income	$23,303	$19,266	$8,225

See Notes to Consolidated Financial Statements

Bank7 Corp.
Consolidated Statements of Shareholders’ Equity
(Dollar Amounts in thousands, except share data)

	Twelve Months Ended December 31,
	2021	2020	2019
Common Stock (Shares)
Balance at beginning of period	9,044,765	10,057,506	10,187,500
Shares issued for restricted stock units	26,652	19,437	19,431
Shares acquired and canceled	-	(1,032,178)	(149,425)
Balance at end of period	9,071,417	9,044,765	10,057,506

Common Stock (Amount)
Balance at beginning of period	$90	$101	$102
Shares issued for restricted stock units	1	(11)	(1)
Balance at end of period	$91	$90	$101

Additional Paid-in Capital
Balance at beginning of period	$93,162	$92,391	$80,275
Stock-based compensation expense	862	771	12,116
Balance at end of period	$94,024	$93,162	$92,391

Retained Earnings
Balance at beginning of period	$14,067	$7,634	$8,089
Net income	23,159	19,266	8,225
Common stock acquired and canceled	-	(9,065)	(2,645)
Cash dividends declared ($0.45, $0.41, $0.60 per share) December 31, 2021 and 2020, respectively)	(4,077)	(3,768)	(6,035)
Balance at end of period	$33,149	$14,067	$7,634

Accumulated Other Comprehensive Income
Balance at beginning of period	$-	$-	$-
Net unrealized gain	144	-	-
Balance at end of period	$144	$-	$-

Total Shareholders' equity	$127,408	$107,319	$100,126

See Notes to Consolidated Financial Statements

Bank7 Corp.
Consolidated Statements of Cash Flows
(Dollar Amounts in thousands)

	For the Twelve Months Ended December 31,
	2021	2020	2019

Operating Activities
Net income	$23,159	$19,266	$8,225
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,031	1,093	849
Provision for loan losses	4,175	5,350	-
Amortization of premiums and discounts on securities	30	-	-
Gain on sales of loans	(435)	(175)	(164)
Stock-based compensation expense	862	771	12,116
(Gain) loss on sale of premises and equipment	(1)	(3)	183
Cash receipts from the sale of loans originated for sale	23,954	8,924	7,697
Cash disbursements for loans originated for sale	(23,659)	(8,042)	(8,052)
Gain on sale of other real estate owned	-	-	(330)
Deferred income tax (benefit)	235	(875)	(20)
Changes in
Interest receivable and other assets	907	(162)	1,064
Interest payable and other liabilities	(303)	(912)	(2,388)

Net cash provided by operating activities	29,955	25,235	19,180

Investing Activities
Net cash received for acquisition, net of cash paid	20,432	-	-
Maturities of interest-bearing time deposits in other banks	13,175	28,162	18,583
Purchases of interest-bearing time deposits in other banks	-	(14,427)	(16,971)
Proceeds from sale of securities available-for-sale	1,173	-	-
Maturities, prepayments and calls of securities available-for-sale	290	-	-
Net change in loans	(77,951)	(132,866)	(107,458)
Purchases of premises and equipment	(599)	(438)	(3,100)
Proceeds from sale of premises and equipment	17	27	403
Change in nonmarketable equity securities	(30)	(72)	(45)
Proceeds from sale of foreclosed assets	-	-	518

Net cash used in investing activities	(43,493)	(119,614)	(108,070)

Financing Activities
Net change in deposits	68,470	148,031	81,580
Cash distributions	(3,982)	(7,803)	(1,006)
Common stock issued for restricted stock units	1	(9,076)	(2,646)

Net cash provided by financing activities	64,489	131,152	77,928

Increase in Cash and Due from Banks	50,951	36,773	(10,962)

Cash and Due from Banks, Beginning of Period	153,901	117,128	128,090

Cash and Due from Banks, End of Period	$204,852	$153,901	$117,128

Supplemental Disclosure of Cash Flows Information
Interest paid	$3,222	$6,502	$9,342
Income taxes paid	$7,511	$7,731	$6,779
Dividends declared and not paid	$1,089	$994	$5,029
Non-cash stock contribution	$-	$-	$11,627
Supplemental Disclosure of Investing Activities
Cash consideration for acquisition	$29,266	$-	$-
Fair value of assets acquired in acquisition	$267,327	$-	$-
Fair value of liabilities assumed in acquisition	$245,528	$-	$-

See Notes to Consolidated Financial Statements

Bank7 Corp.
Notes to Consolidated Financial Statements

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, the Bank and its subsidiary, 1039 NW 63rd, LLC, which holds real estate utilized by the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts from 2020 and 2019 have been reclassified to conform with the 2021 presentation. These reclassifications were not material to the Company’s financial statements.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents is $270,000 restricted cash related to the acquisition of Watonga Bancshares, Inc.

Interest-Bearing Time Deposits in Other Banks

Interest-bearing time deposits in other banks totaled $3.2 million and $16.4 million at December 31, 2021 and December 31, 2020 respectively, and have original maturities generally ranging from one to five years, and are carried at cost.

Available-for-Sale Debt Securities

Available-for-sale debt securities are carried at fair value with unrealized gains and losses excluded from earnings and reported separately in other comprehensive income. The Company currently has no securities designated as trading or held-to-maturity. Interest income is recognized at the coupon rate adjusted for amortization and accretion of premiums and discounts. Discounts are accreted into interest income over the estimated life of the related security and premiums are amortized against income to the earlier of the call date or weighted average life of the related security using the interest method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. They are included in non-interest income or expense and, when applicable, are reported as a reclassification adjustment in other comprehensive income.

Bank7 Corp.
Notes to Consolidated Financial Statements
Declines in the fair value of individual available-for-sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The Company monitors the investment security portfolio for impairment on an individual security basis and has a process in place to identify securities that could potentially have a credit impairment that is other than temporary. This process involves analyzing the length of time and the extent to which the fair value has been less than the amortized cost basis, the market liquidity for the security, the financial condition and near-term prospects of the issuer, expected cash flows, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the temporary impairment. A decline in value due to a credit event that is considered other-than-temporary is recorded as a loss in noninterest income.

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

Loans acquired through business combinations are required to be carried at fair value as of the date of the combination. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date.

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

Bank7 Corp.
Notes to Consolidated Financial Statements
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

Bank7 Corp.
Notes to Consolidated Financial Statements
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

No asset impairment was recognized during the years ended December 31, 2021, 2020, and 2019.

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

Business Combinations

The acquisition method of accounting is used for business combinations. Under the acquisition accounting method, the acquiring Company recognizes 100% of the assets acquired and liabilities assumed at the acquisition date fair value. The excess of fair value of the consideration transferred over the acquisition date fair value of net assets acquired is recorded as goodwill. Further, one-time extraordinary expenses related to the acquisition are expected to be incurred.

Goodwill and Intangible Assets

Intangible assets totaled $1.6 million and goodwill, net of accumulated amortization totaled $8.5 million for the year ended December 31, 2021, compared to intangible assets of $572,000 and goodwill, net of accumulated amortization of $1.0 million for the year ended December 31, 2020. The increase is due to core deposit intangible acquired and goodwill recognized as a result of the acquisition of Watonga Bancshares, Inc. on  December 9, 2021.

Goodwill resulting from a business combination represents the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is tested annually for impairment or more frequently if other impairment indicators are present.  If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the accompanying consolidated financial statements.

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

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2021, 2020 and 2019, the Company recognized no interest and penalties.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to U.S. federal or state tax examinations for years before 2018.

Comprehensive Income

Comprehensive income includes all changes in stockholders' equity during a period, except those resulting from transactions with stockholders. Besides net income, other components of the Company's comprehensive income includes the after tax effect of changes in the net unrealized gain/loss on debt securities available-for-sale. The Company's policy is to release material stranded tax effects included in accumulated other comprehensive income on a specific identification basis.

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

Bank7 Corp.
Notes to Consolidated Financial Statements
Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires lessees to recognize a lease liability and a right-of-use asset for all leases, excluding short-term leases, at the commencement date. The guidance in the ASU is effective for annual reporting periods beginning after December 15, 2021. Additionally, a modified retrospective transition approach is required for a leases existing at the earliest comparative period presented. Management is in the process of planning implementation of this ASU; however, it is not expected to have a significant impact on the Company’s financial condition, results of operation, or capital position, but will impact the presentation on the balance sheet of the Company’s current operating leases. The Company will adopt this ASU in the fourth quarter of 2022.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The ASU requires the replacement of the current incurred loss model with an expected loss model, referred to as the current expected credit loss (CECL) model. The guidance in the ASU is effective for reporting periods beginning after December 15, 2022 with a cumulative-effect adjustment to retained earnings required for the first reporting period. Management is in the process of planning implementation, and has established a committee to assist in implementation and evaluation. The Company will adopt this ASU in the first quarter of 2023.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) which provides relief for companies preparing for discontinuation of interest rates such as the London Interbank Offered Rate (“LIBOR”). On March 5, 2021, the U.K. Financial Conduct Authority (“FCA”) announced that the majority of LIBOR rates will no longer be published after December 31, 2021, although a number of key settings will continue until June 2023, to support the rundown of legacy contracts only. As a result, LIBOR should be discontinued as a reference rate. The main provisions for contract modifications include optional relief by allowing the modification as a continuation of the existing contract without additional analysis and other optional expedients regarding embedded features. ASU 2020-04 was effective upon issuance and generally can be applied through December 31, 2022. The adoption of ASU 2020-04 did not significantly impact the financial statements.

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

In April 2020, the Company began originating loans to qualified small businesses under the Paycheck Protection Program (PPP) administered by the Small Business Administration (SBA). PPP loans are fully guaranteed by the SBA and thus have a zero percent risk weight under applicable risk-based capital rules. As of December 31, 2021, the Company had 43 PPP loans with balances totaling $18.7 million, and 166 PPP loans with balances totaling $44.9 million as of December 31, 2020. The Company recognized $2.3 million in fee income during the year ended December 31, 2021, with $269,000 remaining to be recognized, as compared to $1.4 million recognized and $442,000 to be recognized as of December 31, 2020.

Bank7 Corp.
Notes to Consolidated Financial Statements
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

On December 9, 2021, the Company’s largest shareholder sold approximately 1.1 million shares of stock pursuant to an S-3 registered secondary offering. The Company incurred $163,000 in non-recurring expenses associated with the offering, which are included in noninterest expenses. The effect of this purchase and related expenses was included in the consolidated financial statement of the Company as of December 31, 2021.

Business Combinations

On December 9, 2021, the Company acquired 100% of the outstanding equity of Watonga Bancshares, Inc. (“Watonga”), the bank holding company for Cornerstone Bank, for $29.3 million in cash. Immediately following the acquisition, Watonga was dissolved and Cornerstone Bank merged with and into Bank7.

A preliminary summary of the fair value of assets acquired and liabilities assumed from Watonga are as follows:

(in thousands)	Estimated Fair Value
Assets Acquired
Cash and cash equivalents	$41,747
Investment securities available-for-sale	86,166
Federal funds sold	7,941
Loans	117,335
Premises and equipment	8,372
Core deposit intangible	1,254
Prepaid expenses and other assets	4,512
Total assets acquiried	267,327
Liabilities Assumed
Deposits	$243,487
Accounts payable and accrued expenses	2,041
Total liabilities assumed	245,528
Net assets acquired	$21,799
Consideration transferred	29,266
Goodwill	$7,467

With the acquisition of the Watonga, the Company continues to expand in the Oklahoma market and increases the Company’s core funding. None of the goodwill associated with the acquisition is expected to be deductible for income tax purposes. All goodwill was allocated to the Company’s only reporting unit, which is the Company as a whole.

Bank7 Corp.
Notes to Consolidated Financial Statements
The Company engaged a third-party specialist to develop the fair value estimate of Watonga’s loan portfolio as of the acquisition date in accordance with ASC 820. Inputs and assumptions used in the fair value estimate of the loan portfolio, includes interest rate, servicing, credit and liquidity risk, and required equity return. The fair value of loans was calculated using a discounted cash flow analysis based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. There was no carryover of Watonga’s allowance for loan losses associated with the loans that were acquired, as the loans were initially recorded at fair value as of the acquisition date. None of the acquired loans were deemed purchased-credit impaired as of the acquisition date.

The core deposit intangible asset recognized is being amortized over its estimated useful life of approximately 10 years. The fair value of retail demand and interest-bearing deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of time deposits was estimated by discounting the contractual future cash flows using market rates offered for time deposits of similar remaining maturities.

The Company has determined the above noted acquisition constitutes a business combination as defined by ASC Topic 805, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. The Company has recorded the assets purchased and liabilities assumed at their estimated fair value in accordance with ASC Topic 805.

As of the acquisition date, the Company evaluated $117.3 million of net loans ($118.5 million gross loans less $1.2 million discount) purchased in conjunction with the acquisition of Watonga Bancshares, Inc. in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs. As of December 31, 2021, the net loan balance of the ASC Topic 310-20 purchased loans is $114.6 million ($115.8 million gross loans less $1.2 million discount). The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.

The Company acquired $86.2 million in available-for-sale debt securities ($86.6 less $375,000 discount) valued at fair value as of the acquisition date.

As of the acquisition date, the Company acquired $8.4 million ($6.9 million, plus $1.5 million premium) of premises and equipment evaluated at appraised value

The fair values of assets acquired and liabilities assumed are preliminary and based on valuation estimates and assumptions. The accounting for business combinations require estimates and judgments regarding expectations of future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets. The estimates and assumptions underlying the preliminary valuations are subject to collection of information necessary to complete the valuations (specifically related to projected financial information) within the measurement periods, which are up to one year from the acquisition date. Although the Company does not currently expect material changes to the initial value of net assets acquired, the Company continues to evaluate assumptions related to the valuation of the assets acquired and liabilities assumed. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date.

Bank7 Corp.
Notes to Consolidated Financial Statements
Summary of Unaudited Pro Forma Information

The following table presents unaudited pro-forma information as if the acquisition of Watonga had occurred on January 1, 2020. This pro-forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects and is based on our historical results for the periods presented. Transaction-related costs related to each acquisition are not reflected in the pro-forma amounts. The pro-forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired Watonga at the beginning of fiscal year 2020. Cost savings are also not reflected in the unaudited pro-forma amounts.

	Actual from Acquisition Date through December 31, 2021	Pro-Forma for Year Ended December 31,
		2021	2020

Net interest income	$411	$60,420	$54,690
Non-interest income	67	3,261	3,721
Net income	124	21,935	17,433

Pro-forma earnings per share:
Basic		$2.42	$1.86
Diluted		$2.41	$1.86

Acquisition costs, which primarily consists of professional services, are expensed as incurred as a component of non-interest expense. The Company incurred total acquisition costs of $712,000 during the year ended December 31, 2021.

Subsequent Events

Subsequent to year-end, the Company completed the sale of a bank building acquired in the acquisition of Watonga Bancshares on March 17, 2022 for the amount of $3.73 million.

Note 3:	Restriction on Cash and Due from Banks

On March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, effectively eliminating reserve requirements for all depository institutions. There was no reserve requirement as of December 31, 2021.

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

Bank7 Corp.
Notes to Consolidated Financial Statements
The following table shows the computation of basic and diluted earnings per share:

	As of and for the Years ended December 31,
	2021	2020	2019
(Dollars in thousands, except per share amounts)
Numerator
Net income	$23,159	$19,266	$8,225

Denominator
Weighted-average shares outstanding for basic earnings per share	9,056,117	9,378,769	10,145,032
Dilutive effect of stock compensation (1)	35,419	385	2,279
Denominator for diluted earnings per share	9,091,536	9,379,154	10,147,311

Earnings per common share
Basic	$2.56	$2.05	$0.81
Diluted	$2.55	$2.05	$0.81

(1)
Nonqualified stock options outstanding of 264,000, 185,250 and 163,000 as of December 31, 2021, 2020 and 2019, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 5:	Debt Securities

The following table summarizes the amortized cost and fair value of debt securities available-for-sale at December 31, 2021 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Federal agencies	$311	$2	$-	$313
Mortgage-backed securities(1)	33,085	69	-	33,154
State and political subdivisions	45,245	49	-	45,294
U.S. Treasury	6,052	-	(5)	6,047
Total available-for-sale	84,693	120	(5)	84,808
Total debt securities	$84,693	$120	$(5)	$84,808

(1) All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities.

The amortized cost and estimated fair value of investment securities at December 31, 2021, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

Bank7 Corp.
Notes to Consolidated Financial Statements
	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$3,622	$3,623
Due after one year through five years	22,030	22,076
Due after five years through ten years	22,819	22,821
Due after ten years	3,137	3,134
Mortgage-backed securities(1)	33,085	33,154
Total available-for-sale	$84,693	$84,808

(1) All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities.

There were no holdings of securities of any issuer in an amount greater than 10% of stockholders equity at December 31, 2021

There were no realized gains and losses from the sale of investment securities for the year ended December 31, 2021.
The following table details book value of pledged securities as of December 31, 2021:

	December 31,
	2021	2020
Book value of pledged securities	$37,477	$-

The following table details gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2021. As of December 31, 2021, the Company had the ability and intent to hold the debt securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were acquired as a result of the acquisition of Watonga Bancshares, Inc. on December 9, 2021. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statement of comprehensive income.

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands, except number of securities)
Available-for-sale
U.S. Treasury	$6,047	$(5)	$-	$-	$6,047	$(5)
Total available-for-sale	$6,047	$(5)	$-	$-	$6,047	$(5)

Note 6:	Loans and Allowance for Loan Losses

A summary of loans at December 31, 2021 and December 31, 2020, are as follows (dollars in thousands):

Bank7 Corp.
Notes to Consolidated Financial Statements
	December 31, 2021	December 31, 2020

Construction & development	$169,322	$107,855
1 - 4 family real estate	62,971	29,079
Commercial real estate - other	339,655	290,489
Total commercial real estate	571,948	427,423

Commercial & industrial	361,974	351,248
Agricultural	73,010	50,519
Consumer	24,046	9,898

Gross loans	1,030,978	839,088

Less allowance for loan losses	(10,316)	(9,639)
Less deferred loan fees	(2,577)	(2,475)

Net loans	$1,018,085	$826,974

Included in the commercial & industrial loan balance at December 31, 2021 and December 31, 2020, are $18.7 million  and $44.9 million of loans that were originated under the SBA PPP program, respectively.

Bank7 Corp.
Notes to Consolidated Financial Statements
The following table presents, by portfolio segment, the activity in the allowance for loan losses for the years ended December 31, 2021, 2020, and 2019 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2021
Balance, beginning of period	$1,239	$334	$3,337	$4,035	$580	$114	$9,639

Charge-offs	-	-	-	(3,750)	-	(68)	(3,818)
Recoveries	-	-	-	16	300	4	320

Net (charge-offs) recoveries	-	-	-	(3,734)	300	(64)	(3,498)

Provision (credit) for loan losses	456	296	62	3,320	(150)	191	4,175

Balance, end of period	$1,695	$630	$3,399	$3,621	$730	$241	$10,316

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2020
Balance, beginning of period	$782	$378	$3,025	$2,887	$642	$132	$7,846

Charge-offs	-	-	-	(3,289)	(300)	(1)	(3,590)
Recoveries	-	2	-	18	10	3	33

Net (charge-offs) recoveries	-	2	-	(3,271)	(290)	2	(3,557)

Provision (credit) for loan losses	457	(46)	312	4,419	228	(20)	5,350

Balance, end of period	$1,239	$334	$3,337	$4,035	$580	$114	$9,639

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2019
Balance, beginning of period	$1,136	$433	$2,035	$3,231	$818	$179	$7,832

Charge-offs	-	(2)	-	(4)	(11)	(1)	(18)
Recoveries	-	5	-	24	3	-	32

Net (charge-offs) recoveries	-	3	-	20	(8)	(1)	14

Provision (credit) for loan losses	(354)	(58)	990	(364)	(168)	(46)	-

Balance, end of period	$782	$378	$3,025	$2,887	$642	$132	$7,846

Bank7 Corp.
Notes to Consolidated Financial Statements
The following table presents, by portfolio segment, the balance in allowance for loan losses and the gross loans based upon portfolio segment and impairment method as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2021
Allowance Balance
Ending balance
Individually evaluated for impairment	$-	$-	$-	$253	$-	$-	$253
Collectively evaluated for
impairment	1,695	630	3,399	3,368	730	241	10,063

Total	$1,695	$630	$3,399	$3,621	$730	$241	$10,316

Gross Loans
Ending balance
Individually evaluated for impairment	$-	$-	$14,481	$9,354	$-	$19	$23,854
Collectively evaluated for
impairment	169,322	62,971	325,174	352,620	73,010	24,027	1,007,124

Total	$169,322	$62,971	$339,655	$361,974	$73,010	$24,046	$1,030,978

December 31, 2020
Allowance Balance
Ending balance
Individually evaluated for impairment	$-	$-	$-	$177	$-	$-	$177
Collectively evaluated for
impairment	1,239	334	3,337	3,858	580	114	9,462

Total	$1,239	$334	$3,337	$4,035	$580	$114	$9,639

Gross Loans
Ending balance
Individually evaluated for impairment	$-	$-	$8,054	$14,601	$468	$-	$23,123
Collectively evaluated for
impairment	107,855	29,079	282,435	336,647	50,051	9,898	815,965

Total	$107,855	$29,079	$290,489	$351,248	$50,519	$9,898	$839,088

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

The Company evaluates the definitions of loan grades and the allowance for loan losses methodology on an ongoing basis.  No changes were made to either during the period ended December 31, 2021.

The following table presents the credit risk profile of the Company’s loan portfolio based on internal rating category as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2021
Grade
1 (Pass)	$169,322	$62,971	$282,268	$341,661	$72,295	$24,000	$952,517
2 (Watch)	-	-	14,976	4,658	255	-	19,889
3 (Special Mention)	-	-	27,112	6,300	460	-	33,872
4 (Substandard)	-	-	15,299	9,355	-	46	24,700

Total	$169,322	$62,971	$339,655	$361,974	$73,010	$24,046	$1,030,978

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2020
Grade
1 (Pass)	$107,855	$28,711	$248,194	$328,656	$50,051	$9,898	$773,365
2 (Watch)	-	368	24,155	7,691	-	-	32,214
3 (Special Mention)	-	-	10,086	300	-	-	10,386
4 (Substandard)	-	-	8,054	14,601	468	-	23,123

Total	$107,855	$29,079	$290,489	$351,248	$50,519	$9,898	$839,088

Bank7 Corp.
Notes to Consolidated Financial Statements
The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	Past Due
	30–59 Days	60–89 Days	Greater than 90 Days	Total	Current	Total Loans	Total Loans > 90 Days & Accruing

December 31, 2021
Construction & development	$-	$-	$-	$-	$169,322	$169,322	$-
1 - 4 Family Real Estate	-	-	-	-	62,971	62,971	-
Commercial Real Estate - other	-	174	-	174	339,481	339,655	-
Commercial & industrial	-	19	501	520	361,454	361,974	401
Agricultural	-	-	77	77	72,933	73,010	77
Consumer	48	15	18	81	23,965	24,046	18

Total	$48	$208	$596	$852	$1,030,126	$1,030,978	$496

December 31, 2020
Construction & development	$714	$-	$-	$714	$107,141	$107,855	$-
1 - 4 Family Real Estate	-	-	-	-	29,079	29,079	-
Commercial Real Estate - other	1,444	-	1,960	3,404	287,085	290,489	1,960
Commercial & industrial	-	-	-	-	351,248	351,248	-
Agricultural	-	-	-	-	50,519	50,519	-
Consumer	193	-	-	193	9,705	9,898	-

Total	$2,351	$-	$1,960	$4,311	$834,777	$839,088	$1,960

The following table presents impaired loans as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

December 31, 2021
Construction & development	$-	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-	-	-
Commercial Real Estate - other	15,412	14,481	-	14,481	-	11,879	902
Commercial & industrial	9,476	9,101	253	9,354	253	12,584	275
Agricultural	-	-	-	-	-	161	-
Consumer	18	19	-	19	-	33	1

Total	$24,906	$23,601	$253	$23,854	$253	$24,657	$1,178

December 31, 2020
Construction & development	$-	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-	570	-
Commercial Real Estate - other	8,353	8,054	-	8,054	-	5,209	554
Commercial & industrial	18,082	14,424	177	14,601	177	15,668	1,049
Agricultural	768	468	-	468	-	2,318	(13)
Consumer	-	-	-	-	-	-	-

Total	$27,203	$22,946	$177	$23,123	$177	$23,765	$1,590

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

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At December 31, 2021, the Company had $1.4 million of commercial real estate loans that were classified as troubled-debt restructurings and impaired and $1.6 million of commercial real estate, $10.9 million of commercial and industrial, and $469,000 of agricultural loan modifications as of December 31, 2020.  There were no newly modified troubled-debt restructurings during the year ended December 31, 2021. The modification of the terms of the TDR loan included a reduction of the stated interest rate of the loan to a stated rate of interest lower than the current market rate for new debt with similar risk.

There were no troubled-debt restructurings modified in the past twelve months that subsequently defaulted for the year ended December 31, 2021.

The following table represents information regarding nonperforming assets at December 31, 2021 and December 31, 2020 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2021
Nonaccrual loans	$-	$-	$2,708	$7,163	$-	$14	$9,885
Troubled-debt restructurings (1)	-	-	-	-	-	-	-
Accruing loans 90 or more days past due	-	-	-	401	77	18	496

Total nonperforming loans	$-	$-	$2,708	$7,564	$77	$32	$10,381

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2020
Nonaccrual loans	$-	$-	$3,043	$11,063	$469	$-	$14,575
Troubled-debt restructurings (1)	-	-	-	-	-	-	-
Accruing loans 90 or more days past due	-	-	1,960	-	-	-	1,960

Total nonperforming loans	$-	$-	$5,003	$11,063	$469	$-	$16,535

(1) $1.4 million and $12.98 million of TDRs as of December 31, 2021 and December 31, 2020, respectively, are included in the nonaccrual loans balance in the line above.

Bank7 Corp.
Notes to Consolidated Financial Statements
The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) January 1, 2022. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of December 31, 2021, one loan totaling $3.1 million was modified, related to COVID-19, which was not considered a troubled debt restructuring.
Note 7:	Premises and Equipment

Major classifications of premises and equipment, stated at cost and net of accumulated depreciation are as follows (dollars in thousands):

	December 31, 2021	December 31, 2020

Land, buildings and improvements	$18,327	$10,172
Furniture and equipment	3,100	2,177
Automobiles	946	846
	22,373	13,195
Less accumulated depreciation	(5,116)	(4,044)

Net premises and equipment	$17,257	$9,151

Note 8:	Goodwill and Core Deposit Intangibles

The Company recorded $7.5 million of goodwill as a result of the acquisition of Watonga Bancshares, Inc. on December 9, 2021.

The gross carrying amount and accumulated amortization of recognized intangible assets at December 31, 2021 and 2020, were (dollars in thousands):

Bank7 Corp.
Notes to Consolidated Financial Statements
	December 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangible	$3,315	$(1,672)	$2,061	$(1,489)

Amortization expense for intangible assets totaled $183,000 for the year ended December 31, 2021 and $206,000 for the years ended 2020, and 2019. Estimated amortization expense for the following five years is as follows (dollars in thousands):

2022	$305
2023	305
2024	155
2025	125
2026	125

$1,015

Note 9:	Interest-Bearing Deposits

Interest-bearing time deposits in denominations of $250,000 or more were $45.9 million and $76.8 million at December 31, 2021 and 2020, respectively.

At December 31, 2021, the scheduled maturities of interest-bearing time deposits were as follows (dollars in thousands):

2022	$135,788
2023	35,255
2024	4,648
2025	1,593
Thereafter	315

$177,599

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 10:	Income Taxes

The (benefit)/provision for income taxes for the years ended December 31, 2021, 2020 and 2019 consists of the following (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019

Federal:
Current	$6,204	$5,944	$5,516
Deferred	90	(684)	-
Total federal tax provision	$6,294	$5,260	$5,516

State:
Current	$1,440	$1,549	$1,308
Deferred	21	(191)	20
Total state tax provision	$1,461	$1,358	$1,328

Total income tax provision	$7,755	$6,618	$6,844

The provision for income taxes for the years ended December 31, 2021, 2020 and 2019 differs from the federal rate of 21% due to the following:

	Year Ended December 31,
	2021	2020	2019

Statutory U.S. Federal Income Tax	$6,492	$5,434	$3,160
Increase (decrease) resulting from:
State Taxes	1,214	1,077	1,048
Permanent Differences	121	118	2,327
Other	(72)	(11)	309
Provision for income taxes	$7,755	$6,618	$6,844

Bank7 Corp.
Notes to Consolidated Financial Statements
Deferred tax assets (liabilities) included in other assets in the accompanying consolidated balance sheet consist of the following:

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Allowance for loan losses	$2,413	$2,395
Non-accrual loans	135	156
Deferred revenue	285	302
Discounts and premiums on assets acquired	318	-
Deferred compensation	253	152
Total deferred tax assets	$3,404	$3,005

Deferred tax liabilities:
Property and equipment	$(1,189)	$(753)
Intangible assets	(473)	(180)
Prepaid expenses	(25)	(94)
Net unrealized (loss) on available for sale securities	(478)	-
Other	(15)	(14)
Total deferred tax liabilities	$(2,180)	$(1,041)

Net deferred tax assets	$1,224	$1,964

In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize all benefits related to these deductible differences as of December 31, 2021.

The Company does not have any net operating loss or tax credit carryforwards as of December 31, 2021.

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

Bank7 Corp.
Notes to Consolidated Financial Statements
	For the Year Ended December 31,
	2021	2020

Balance at beginning of year	$13	$13
Additions for positions taken in prior years	-	-
Reductions for positions taken in prior years	-	-
Balance at end of year	$13	$13

There were no interest or penalties related to uncertain tax positions reflected in the consolidated statements of income for the years ended December 31, 2021, 2020, and 2019.

Note 11:	Letters of Credit

The Bank has entered into an arrangement with the FHLB resulting in the FHLB issuing letters of credit on behalf of the Bank with the resulting beneficiary being certain public funds in connection with these deposits.  Outstanding letters of credit to secure these public funds at December 31, 2021 and 2020 were $600,000 and $884,000 respectively.  Loans with a collateral value of approximately $78.7 million were used to secure the letters of credit.

Note 12:	Advances and Borrowings

The Bank has a blanket floating lien security agreement with a maximum borrowing capacity of $78.1 million at December 31, 2021, with the FHLB, under which the Bank is required to maintain collateral for any advances, including its stock in the FHLB, as well as qualifying first mortgage and other loans.  The Bank had no advances from the FHLB at December 31, 2021 or 2020.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 13:	Shareholders’ Equity

On September 5, 2019, the Company adopted a Repurchase Plan (the “RP”). The RP initially authorized the repurchase of up to 500,000 shares of the Company’s common stock. On March 13, 2020, the Company’s Board of Directors approved a 500,000 share expansion, and on November 2, 2020, approved a 750,000 share expansion to the RP, for a total of 1,750,000 shares authorized under the RP. All shares repurchased under the RP have been retired and not held as treasury stock. The RP expired on September 5, 2021. On October 28, 2021, the Company adopted a new Repurchase Plan (the “New RP”) that authorizes the repurchase of up to 750,000 shares of the Company’s stock. Stock repurchases under the New RP will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. There were no repurchases after the new adoption as of December 31, 2021.

 A summary of the activity under the RP is as follows:

	Year Ended December 31,
	2021	2020
Number of shares repurchased	-	1,032,178
Average price of shares repurchased	$-	$8.73
Shares remaining to be repurchased	750,000	717,822

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I, and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2021, that the Company and Bank meet all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of December 31, 2021, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Bank7 Corp.
Notes to Consolidated Financial Statements
In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility (the “PPP Facility”) and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. The PPP loans of $18.74 million we originated are included in the calculation of our leverage ratio as of December 31, 2021 as we did not utilize the PPP Facility for funding purposes.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirements		With Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2021
Total capital to risk-weighted assets
Company	$127,946	12.54%	$81,620	8.00%	$107,126	10.50%	N/A	N/A
Bank	127,844	12.54%	81,539	8.00%	107,020	10.50%	$101,924	10.00%
Tier I capital to risk-weighted assets
Company	117,631	11.53%	61,215	6.00%	86,721	8.50%	N/A	N/A
Bank	117,528	11.53%	61,154	6.00%	86,635	8.50%	81,539	8.00%
CET I capital to risk-weighted assets
Company	117,631	11.53%	45,911	4.50%	71,417	7.00%	N/A	N/A
Bank	117,528	11.53%	45,866	4.50%	71,347	7.00%	66,250	6.50%
Tier I capital to average assets
Company	117,631	10.56%	44,571	4.00%	N/A	N/A	N/A	N/A
Bank	117,528	10.55%	44,571	4.00%	N/A	N/A	55,714	5.00%

As of December 31, 2020
Total capital to risk-weighted assets
Company	$115,375	14.73%	$62,641	8.00%	$82,216	10.50%	N/A	N/A
Bank	115,335	14.75%	62,563	8.00%	82,114	10.50%	$78,204	10.00%
Tier I capital to risk-weighted assets
Company	105,736	13.50%	46,981	6.00%	66,556	8.50%	N/A	N/A
Bank	105,696	13.51%	46,922	6.00%	66,473	8.50%	62,563	8.00%
CET I capital to risk-weighted assets
Company	105,736	13.50%	35,236	4.50%	54,811	7.00%	N/A	N/A
Bank	105,696	13.51%	35,192	4.50%	54,743	7.00%	50,832	6.50%
Tier I capital to average assets
Company	105,736	10.78%	39,218	4.00%	N/A	N/A	N/A	N/A
Bank	105,696	10.78%	39,233	4.00%	N/A	N/A	49,041	5.00%

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

As of December 31, 2021, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

Bank7 Corp.
Notes to Consolidated Financial Statements
The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At December 31, 2021, approximately $36.4 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 14:	Related-Party Transactions

At December 31, 2021 and December 31, 2020, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties) approximating $0 and $0, respectively.  A summary of these loans is as follows (dollars in thousands):

	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period

Year ended December 31, 2021	$-	$-	$-	$-
Year ended December 31, 2020	$1,055	$-	$(1,055)	$-

The Bank leases office and retail banking space in Woodward, Oklahoma from Haines Realty Investments Company, LLC, a related party of the Company.  Lease expense totaled $175,000, $177,000 and $184,000 for the years ended December 31, 2021, 2020 and 2019, respectively.  In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Note 15:	Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to the maximum legal limit with the Bank matching up to 5% of the employee’s salary. Employer contributions charged to expense for the years ended December 31, 2021, 2020 and 2019 totaled $267,000, $230,000 and $223,000, respectively.

Bank7 Corp.
Notes to Consolidated Financial Statements
Stock-Based Compensation

The Company adopted a nonqualified incentive stock option plan (the “Bank7 Corp. 2018 Equity Incentive Plan”) in September 2018 and amended the Bank7 Corp. 2018 Equity Plan on May 20, 2020 adding an additional 507,500 shares to the plan. The Bank7 Corp. 2018 Equity Incentive Plan will terminate in September 2028, if not extended. Compensation expense, net of settlement of shares for payroll withholding  related to the Plan for the years ended December 31, 2021, 2020 and 2019 totaled $862,000, $771,000 and $628,000, respectively. There were 615,873 shares available for future grants as of December 31, 2021.

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

Bank7 Corp.
Notes to Consolidated Financial Statements
The following table is a summary of the stock option activity under the Bank7 Corp. 2018 Equity Incentive Plan (dollar amounts in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Twelve Months Ended December 31, 2021
Outstanding at December 31, 2020	185,250	$18.73
Options Granted	80,500	14.31
Options Exercised	-	-
Options Forfeited	(1,750)	14.31
Outstanding at December 31, 2021	264,000	17.41	7.56	$1,474,840
Exercisable at December 31, 2021	121,932	$18.82	6.82	$509,257
Twelve Months Ended December 31, 2020
Outstanding at December 31, 2019	163,000	$18.75
Options Granted	26,500	18.49
Options Exercised	-	-
Options Forfeited	(4,250)	17.73
Outstanding at December 31, 2020	185,250	18.73	7.94	$0
Exercisable at December 31, 2020	75,625	$18.88	7.75	$0

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

Bank7 Corp.
Notes to Consolidated Financial Statements
The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the period presented:

	For the Year Ended
	December 31, 2021	December 31, 2020
Risk-free interest rate	0.52%	1.71%
Dividend yield	2.89%	2.20%
Stock price volatility	66.67%	41.27%
Expected term	6.41	7.51
Weighted average grant date fair value	$6.79	$6.55

The following table summarizes share information about RSUs for the years ended December 31, 2021 and 2020:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Twelve Months Ended December 31, 2021
Outstanding at December 31, 2020	118,000	$18.09
Shares granted	90,575	19.95
Shares vested	(35,582)	18.30
Shares forfeited	-	-
End of the period balance	172,993	$19.02

Twelve Months Ended December 31, 2020
Outstanding at December 31, 2019	104,000	$19.09
Shares granted	41,000	16.19
Shares vested	(26,000)	19.09
Shares forfeited	(1,000)	18.49
End of the period balance	118,000	$18.09

As of December 31, 2021, there was approximately $2.9 million of unrecognized compensation expense related to 173,000 unvested RSUs and $591,000 of unrecognized compensation expense related to 264,000 unvested and/or unexercised stock options.  The stock option expense is expected to be recognized over a weighted average period of 2.48 years, and the RSU expense is expected to be recognized over a weighted average period of 3.04 years.

Note 16:	Disclosures about Fair Value of Assets and Liabilities

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

Recurring Measurements

Assets and liabilities measured at fair value on a recurring basis include the following:

Available-for-sale securities: Debt securities classified as available-for-sale, as discussed in Note 5, are reported at fair value utilizing Level 2 inputs. For those debt securities classified as Level 2, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data for similar securities, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2021 and December 31, 2020 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2021
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

Bank7 Corp.
Notes to Consolidated Financial Statements
Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted- Average
December 31, 2021
Collateral-dependent impaired loans	$6,910	Appraisals from comparable properties	Estimated cost to sell	20%

December 31, 2020
Collateral-dependent impaired loans	$11,358	Appraisals from comparable properties	Estimated cost to sell	3-5%

Bank7 Corp.
Notes to Consolidated Financial Statements
The estimated fair values of the Company's financial instruments that are reported at amortized cost in the Company's consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2021

Financial Assets
Cash and due from banks	$195,359	$195,359	$-	$-	$195,359
Federal funds sold	9,493	9,493	-	-	9,493
Interest-bearing time deposits in other banks	3,237	-	3,237	-	3,237
Loans, net of allowance	1,018,085	-	1,011,048	6,910	1,017,958
Loans held for sale	464	-	464	-	464
Nonmarketable equity securities	1,202	-	1,202	-	1,202
Interest receivable	4,259	-	4,259	-	4,259

Financial Liabilities
Deposits	$1,217,471	$-	$1,217,094	$-	$1,217,094
Interest payable	117	-	117	-	117

December 31, 2020

Financial Assets
Cash and due from banks	$153,901	$153,901	$-	$-	$153,901
Interest-bearing time deposits in other banks	16,412	-	16,412	-	16,412
Loans, net of allowance	826,974	-	815,223	11,358	826,581
Loans held for sale	324	-	324	-	324
Nonmarketable equity securities	1,172	-	1,172	-	1,172
Interest receivable	4,365	-	4,365	-	4,365

Financial Liabilities
Deposits	$905,514	$-	$904,928	$-	$904,928
Interest payable	286	-	286	-	286

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value:

Cash and Due from Banks, Federal Funds Sold, Interest-Bearing Time Deposits in Other Banks, Nonmarketable Equity Securities, Interest Receivable and Interest Payable

The carrying amount approximates fair value.

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

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at December 31, 2021 or December 31, 2020.

Note 17:	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets.  The following summarizes those financial instruments with contract amounts representing credit risk as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	December 31, 2021	December 31, 2020

Commitments to extend credit	$200,393	$206,520
Financial and performance standby letters of credit	5,809	2,366

	$206,202	$208,886

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

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 18:	Significant Estimates and Concentrations

GAAP requires disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for loan losses are reflected in Note 7 regarding loans.

As of December 31, 2021, hospitality loans were 19% of gross total loans with outstanding balances of $198.4 million and unfunded commitments of $41.5 million; energy loans were 10% of gross total loans with outstanding balances of $98.5 million and unfunded commitments of $9.4 million.

The Company evaluates goodwill for potential goodwill impairment on an annual basis or more often based on consideration if any impairment indicators have occurred. A prolonged strain on the U.S. economy impacting the Company could result in goodwill being partially or fully impaired. At December 31, 2021, goodwill of $8.5 million was recorded on the consolidated balance sheet.

Note 19:	Operating Leases

The Company leases certain of its branch facilities and office equipment under operating leases.  Rental expense for these leases was $799,000, $837,000 and $770,000 for the years ended December 31, 2021, 2020, and 2019 respectively.

Future minimum rental commitments of branch facilities and office equipment due under non-cancelable operating leases at December 31, 2021, were as follows (dollars in thousands):

2022	$611
2023	513
2024	269
2025	176
Thereafter	65
$1,634

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 20:	Parent-only Financial Statements

Condensed Balance Sheets
Assets	December 31, 2021	December 31, 2020

Cash and due from banks	$297	$302
Investment in bank subsidiary	126,783	106,268
Dividends receivable	1,089	995
Goodwill	1,011	1,011

Total assets	$129,180	$108,576

Liabilities and Shareholders’ Equity

Dividends Payable	$1,089	$995
Other liabilities	683	262

Total liabilities	1,772	1,257

Total shareholders’ equity	127,408	107,319

Total liabilities and shareholders’ equity	$129,180	$108,576

Bank7 Corp.
Notes to Consolidated Financial Statements
Condensed Statements of Comprehensive Income	For the Years Ended December 31,
	2021	2020	2019
Income
Dividends from subsidiary bank	$4,078	$12,846	$6,035
Other	-	-	155

Total Income	4,078	12,846	6,190

Expense
Other	-	-	5

Total expense	-	-	5

Income and equity in undistributed net income of bank subsidiary	4,078	12,846	6,185
Equity in undistributed net income of bank subsidiary	19,081	6,420	2,040

Income before Taxes	23,159	19,266	8,225
Income tax expense	-	-	-

Net Income Available to Common Shareholders	$23,159	$19,266	$8,225

Other Comprehensive Income
Unrealized gains on securities, net of tax benefit of $29,000	$144	$-	$-
Reclassification adjustment for gains included in net income	-	-	-
Other comprehensive gain, net of tax benefit of $29,000	$144	$-	$-
Comprehensive Income	$23,303	$19,266	$8,225

Condensed Statements of Cash Flows	For the Years Ended December 31,
	2021	2020	2019

Operating Activities
Net income	$23,159	$19,266	$8,225
Items not requiring (providing) cash
Equity in undistributed net income	(19,081)	(6,420)	(2,040)

Changes in
Accounts payable and accrued expenses	-	-	(149)
Other current assets and liabilities	(102)	4,039	(5,029)

Net cash provided by operating activities	3,976	16,885	1,007

Financing Activities
Common stock issued, net of offering costs	1	(9,076)	-
Dividends paid	(3,982)	(7,803)	(1,006)

Net cash used in financing activities	(3,981)	(16,879)	(1,006)

Increase (Decrease) in Cash and Due from Banks	(5)	6	1

Cash and Due from Banks, Beginning of Period	302	296	295

Cash and Due from Banks, End of Period	$297	$302	$296

Supplemental Disclosure of Cash Flows Information
Dividends declared and not paid	$1,089	$995	$5,029

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 21:	Selected Quarterly Financial Data (Unaudited)

The following tables summarize the unaudited condensed results of operations for each of the quarters during the fiscal years ended December 31, 2021 and 2020:

	For the three months ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net interest income	$12,313	$13,665	$13,279	$13,979
Provision for loan losses	1,275	1,300	750	850
Noninterest income	337	579	577	757
Noninterest expense	4,545	4,875	4,779	6,198
Income before income taxes	6,830	8,069	8,327	7,688
Income tax expense	1,726	1,964	2,063	2,002
Net income	$5,104	$6,105	$6,264	$5,686
EPS
Basic	$0.56	$0.67	$0.69	$0.64
Diluted	$0.56	$0.67	$0.69	$0.63

	For the three months ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net interest income	$11,432	$11,929	$11,601	$12,199
Provision for loan losses	650	1,400	1,250	2,050
Noninterest income	330	301	334	700
Noninterest expense	4,353	4,123	4,584	4,532
Income before income taxes	6,759	6,707	6,101	6,317
Income tax expense	1,708	1,671	1,661	1,578
Net income	$5,051	$5,036	$4,440	$4,739
EPS(1)
Basic	$0.51	$0.54	$0.48	$0.52
Diluted	$0.51	$0.54	$0.48	$0.52

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2021 of the Company’s disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-K.

b)	Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework (2013 edition),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2021.

Bank7 Corp.
Oklahoma City, Oklahoma
March 31, 2022

/s/	Thomas L. Travis
Thomas L. Travis
President and Chief Executive Officer
(Principal Executive Officer)

/s/	Kelly J. Harris
Kelly J. Harris
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

c)	(Principal Financial and Accounting Officer) Attestation Report of the Independent Registered Public Accounting Firm

Not applicable because the Company is an emerging growth company.

d)	Changes in Internal Control Over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 11.   Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 14.   Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

Financial Statements

See index to Consolidated Financial Statements on page 51.

Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under “Part II — Item 8. Financial Statements and Supplementary Data.”

Exhibits

3.1	Amended and Restated Certificate of Incorporation of Bank7 Corp.(1)

3.2	Amended and Restated Bylaws of Bank7 Corp.(2)

4.1	Specimen Common Stock Certificate of Bank7 Corp.(3)

4.2	Description of Common Stock Securities Registered Pursuant to Section 12 of the Exchange Act of 1934(4)

4.3	Form of Indenture for Senior Debt Securities(5)

4.4	Form of Indenture for Subordinated Debt Securities(6)

10.1	Form of Tax Sharing Agreement(7)

10.2	Bank7 Corp. 2018 Equity Incentive Plan(8)

10.3	Form of Stock Option award Agreement under the Bank7 Corp. 2018 Equity Incentive Plan(9)

10.4	Form of Restricted Stock Unit Award Agreement under the Bank7 Corp. 2018 Equity Incentive Plan(10)

10.5	Form of Indemnification Agreement(11)

10.6	Form of Registration Rights Agreement(12)

10.7	Stock Award Agreement Between the Company and Thomas L. Travis issued under the 2018 Equity Incentive Plan (13)

10.8	Stock Award Agreement Between the Company and John T. Phillips issued under the 2018 Equity Incentive Plan (14)

10.9	Share Acquisition Agreement dated as of October 6, 2021 by and among Bank7 Corp., Watonga Bancshares, Inc., Cornerstone Bank, and Randy Barrett solely in his capacity as representative (15)

21	Subsidiaries of Bank7 Corp.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2018 (File No. 333-227010).

(2)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2018 (File No. 333-227010).

(3)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(4)	Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 30, 2020.

(5)	Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 16, 2020.

(6)	Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 16, 2020.

(7)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2018 (File No. 333-227010).

(8)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(9)	Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(10)	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(11)	Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(12)	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2018 (File No. 333-227010).

(13)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2019.

(14)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2019.

(15)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank7 Corp.

Date: March 31, 2022	By:	/s/ Thomas L. Travis
Thomas L. Travis
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kelly J. Harris
Kelly J. Harris
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

	Director; Chairman	March 31, 2022
/s/ William B. Haines
William B. Haines

/s/ Thomas L. Travis	Director; President and Chief Executive Officer (Principal Executive Officer)	March 31, 2022
Thomas L. Travis

	Director	March 31, 2022
/s/ Charles W. Brown
Charles W. Brown

	Director	March 31, 2022
/s/ William M. Buergler
William M. Buergler

	Director	March 31, 2022
/s/ John T. Phillips
John T. Phillips

	Director	March 31, 2022
/s/ Gary D. Whitcomb
Gary D. Whitcomb

	Director	March 31, 2022
/s/ J. Michael Sanner
J. Michael Sanner

	Director	March 31, 2022
/s/ Teresa L. Dick
Teresa L. Dick

	Director	March 31, 2022
/s/ Edward P. Gray
Edward P. Gray