Form 10-Q
period 2022-03-31
Bank7 Corp.
filed 2022-05-13
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒

As of May 13, 2022, the registrant had 9,098,655 shares of common stock, par value $0.01, outstanding.

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

Bank7 Corp.
Unaudited Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

Assets	March 31, 2022 (unaudited)	December 31, 2021

Cash and due from banks	$126,275	$195,359
Federal funds sold	8,088	9,493
Cash and cash equivalents	134,363	204,852
Interest-bearing time deposits in other banks	2,241	3,237
Available-for-sale debt securities	198,356	84,808
Loans, net of allowance for loan losses of $10,599 and $10,316 at March 31, 2022 and December 31, 2021, respectively	1,051,222	1,018,085
Loans held for sale, at fair value	597	464
Premises and equipment, net	13,775	17,257
Nonmarketable equity securities	1,195	1,202
Core deposit intangibles	1,565	1,643
Goodwill	8,807	8,479
Interest receivable and other assets	9,111	10,522

Total assets	$1,421,232	$1,350,549

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$420,972	$366,705
Interest-bearing	862,307	850,766

Total deposits	1,283,279	1,217,471

Income taxes payable	2,610	-
Interest payable and other liabilities	6,695	5,670

Total liabilities	1,292,584	1,223,141

Shareholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding: 9,094,468 and 9,071,417 at March 31, 2022 and December 31, 2021 respectively	91	91
Additional paid-in capital	94,310	94,024
Retained earnings	38,242	33,149
Accumulated other comprehensive income (loss)	(3,995)	144

Total shareholders’ equity	128,648	127,408

Total liabilities and shareholders’ equity	$1,421,232	$1,350,549

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands, except share data)

	Three Months Ended March 31,
	2022	2021
Interest Income
Loans, including fees	$14,377	$13,094
Interest-bearing time deposits in other banks	16	68
Debt securities, taxable	364	-
Debt securities, tax-exempt	98	-
Other interest and dividend income	70	26

Total interest income	14,925	13,188

Interest Expense
Deposits	717	875

Total interest expense	717	875

Net Interest Income	14,208	12,313

Provision for Loan Losses	276	1,275

Net Interest Income After Provision for Loan Losses	13,932	11,038

Noninterest Income
Secondary market income	166	14
Loss on sales of available-for-sale debt securities (includes accumulated other comprehensive loss reclassification of $144 and $0, respectively)	(127)	-
Service charges on deposit accounts	249	120
Other	387	203

Total noninterest income	675	337

Noninterest Expense
Salaries and employee benefits	4,026	2,790
Furniture and equipment	358	202
Occupancy	551	472
Data and item processing	387	279
Accounting, marketing and legal fees	233	148
Regulatory assessments	196	141
Advertising and public relations	110	34
Travel, lodging and entertainment	48	89
Other	511	390

Total noninterest expense	6,420	4,545

Income Before Taxes	8,187	6,830
Income tax expense	2,003	1,726
Net Income	$6,184	$5,104

Earnings per common share - basic	$0.68	$0.56
Earnings per common share - diluted	0.67	0.56
Weighted average common shares outstanding - basic	9,088,975	9,049,007
Weighted average common shares outstanding - diluted	9,182,055	9,058,685

Other Comprehensive Income (Loss)
Unrealized losses on securities, net of tax benefit of $1,500	$(3,995)	$-
Reclassification adjustment for realized loss included in net income, net of tax of $17	(144)	-
Other comprehensive loss, net of tax benefit of $1,500	$(4,139)	$-
Comprehensive Income (Loss)	$2,045	$5,104

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Common Stock (Shares)
Balance at beginning of period	9,071,417	9,044,765
Exercise of employee stock options	10,625	-
Shares issued for restricted stock units	12,426	4,491
Balance at end of period	9,094,468	9,049,256

Common Stock (Amount)
Balance at beginning of period	$91	$90
Shares issued for stock options	-	-
Shares issued for restricted stock units	-	-
Balance at end of period	$91	$90

Additional Paid-in Capital
Balance at beginning of period	$94,024	$93,162
Stock-based compensation expense	286	302
Balance at end of period	$94,310	$93,464

Retained Earnings
Balance at beginning of period	$33,149	$14,067
Net income	6,184	5,104
Cash dividends declared ($0.12 and $0.11 per share for March 31, 2022 and 2021, respectively)	(1,091)	(995)
Balance at end of period	$38,242	$18,176

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$144	$-
Net change due to unrealized loss	(4,139)	-
Balance at end of period	$(3,995)	$-

Total Shareholders’ equity	$128,648	$111,730

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in thousands)

	Three Months Ended March 31,
	2022	2021

Operating Activities
Net income	$6,184	$5,104
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	365	262
Provision for loan losses	276	1,275
Amortization of premiums and discounts on securities	155	-
Gain on sales of loans	(166)	(14)
Net loss on sale of available-for-sale debt securities	127	-
Stock-based compensation expense	286	302
Cash receipts from the sale of loans originated for sale	7,617	2,267
Cash disbursements for loans originated for sale	(7,584)	(1,929)
Deferred income tax benefit	(1,497)	(314)
Changes in
Interest receivable and other assets	2,764	805
Interest payable and other liabilities	3,633	1,481

Net cash provided by operating activities	12,160	9,239

Investing Activities
Maturities of interest-bearing time deposits in other banks	1,245	9,449
Purchases of interest-bearing time deposits in other banks	(249)	-
Proceeds from sale of available-for-sale debt securities	11,820	-
Maturities, prepayments and calls of available-for-sale debt securities	1,407	-
Purchases of debt securities available-for-sale	(131,052)	-
Net change in loans	(33,413)	(24,845)
Purchases of premises and equipment	(66)	(117)
Proceeds from sale of premises and equipment	2,933	-
Change in nonmarketable equity securities	7	(15)

Net cash used in investing activities	(147,368)	(15,528)

Financing Activities
Net change in deposits	65,808	23,515
Cash distributions	(1,089)	(995)

Net cash provided by financing activities	64,719	22,520

(Decrease) Increase in Cash and Cash Equivalents	(70,489)	16,231

Cash and Cash Equivalents, Beginning of Period	204,852	153,901

Cash and Cash Equivalents, End of Period	$134,363	$170,132

Supplemental Disclosure of Cash Flows Information
Interest paid	$731	$969
Dividends declared and not paid	$1,091	$995
Measurement period goodwill adjustment	$328	$-

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1:	Nature of Operations and Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position, results of operations, and cash flows of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2021, the date of the most recent annual report. The condensed consolidated balance sheet of the Company as of December 31, 2021 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and notes normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The information contained in the financial statements and footnotes included in Company’s annual report for the year ended December 31, 2021, should be referred to in connection with these unaudited interim consolidated financial statements. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The ASU requires the replacement of the current incurred loss model with an expected loss model, referred to as the current expected credit loss (CECL) model. The guidance in the ASU is effective for reporting periods beginning after December 15, 2022 with a cumulative-effect adjustment to retained earnings required for the first reporting period. Management is in the process of planning implementation and has established a committee to assist in implementation and evaluation. The Company will adopt this ASU in the first quarter of 2023.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) which provides relief for companies preparing for discontinuation of interest rates such as the London Interbank Offered Rate (“LIBOR”). On March 5, 2021, the U.K. Financial Conduct Authority (“FCA”) announced that the majority of LIBOR rates will no longer be published after December 31, 2021, although a number of key settings will continue until June 2023, to support the rundown of legacy contracts only. As a result, LIBOR should be discontinued as a reference rate. The main provisions for contract modifications include optional relief by allowing the modification as a continuation of the existing contract without additional analysis and other optional expedients regarding embedded features. ASU 2020-04 was effective upon issuance and generally can be applied through December 31, 2022. The adoption of ASU 2020-04 did not significantly impact the consolidated financial statements.

Note 2:	Recent Events, Including Mergers and Acquisitions

Business Combinations

On December 9, 2021, the Company acquired 100% of the outstanding equity of Watonga Bancshares, Inc. (“Watonga”), the bank holding company for Cornerstone Bank, for $29.3 million in cash. Immediately following the acquisition, Watonga was dissolved and Cornerstone Bank merged with and into Bank7.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
An updated preliminary summary of the fair value of assets acquired and liabilities assumed from Watonga are as follows:

Estimated Fair Value
(in thousands)
Assets Acquired
Cash and cash equivalents	$41,747
Available-for-sale debt securities	86,166
Federal funds sold	7,941
Loans	117,335
Premises and equipment	8,815
Core deposit intangible	1,254
Prepaid expenses and other assets	4,512
Total assets acquiried	267,770
Liabilities Assumed
Deposits	$243,487
Accounts payable and accrued expenses	2,580
Total liabilities assumed	246,067
Net assets acquired	$21,703
Consideration transferred	29,498
Goodwill	$7,795

During the quarter, goodwill increased $328,000 related to the continued assessment of the fair value and assumed tax position of Watonga Bancshares, Inc.

As of the acquisition date, the Company evaluated $117.3 million of net loans ($118.5 million gross loans less $1.2 million discount) purchased in conjunction with the acquisition of Watonga Bancshares, Inc. in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs. As of March 31, 2022, the net loan balance of the ASC Topic 310-20 purchased loans is $101.9 million ($102.9 million gross loans less $1.0 million discount). The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.

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
Notes to Unaudited Condensed Consolidated Financial Statements
Note 3:	Restriction on Cash and Due from Banks

On March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, effectively eliminating reserve requirements for all depository institutions. There was no reserve requirement as of March 31, 2022.

Note 4:	Earnings Per Share

Basic earnings per common share represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Basic EPS is computed based upon net income divided by the weighted average number of common shares outstanding during the year.

Diluted EPS represents the amount of earnings for the period available to each share of common stock outstanding including common stock that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during each reporting period. Diluted EPS is computed based upon net income divided by the weighted average number of common shares outstanding during each period, adjusted for the effect of dilutive potential common shares, such as restricted stock awards and nonqualified stock options, calculated using the treasury stock method.

The following table shows the computation of basic and diluted earnings per share:

	As of and for the three months ended March 31,
	2022	2021
(Dollars in thousands, except per share amounts)
Numerator
Net income	$6,184	$5,104

Denominator
Weighted-average shares outstanding for basic earnings per share	9,088,975	9,049,007
Dilutive effect of stock compensation (1)	93,080	9,678
Denominator for diluted earnings per share	9,182,055	9,058,685

Earnings per common share
Basic	$0.68	$0.56
Diluted	$0.67	$0.56

(1)	The following have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented: Nonqualified stock options outstanding of 0 and 265,750 for the three month periods ended March 31, 2022 and 2021, respectively; Restricted stock units of 0 and 30,000 for the three month periods ended March 31, 2022 and 2021, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 5: Debt Securities

The following table summarizes the amortized cost and fair value of debt securities available-for-sale at March 31, 2022 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale as of March 31, 2022
U.S. Federal agencies	$254	$-	$(3)	$251
Mortgage-backed securities(1)	57,697	-	(2,021)	55,676
State and political subdivisions	34,369	-	(1,406)	32,963
U.S. Treasuries	106,045	-	(1,990)	104,055
Corporate debt securities	5,500	-	(89)	5,411
Total available-for-sale	203,865	-	(5,509)	198,356
Total debt securities	$203,865	$-	$(5,509)	$198,356

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale as of December 31, 2021
U.S. Federal agencies	$311	$2	$-	$313
Mortgage-backed securities(1)	33,085	69	-	33,154
State and political subdivisions	45,245	49	-	45,294
U.S. Treasuries	6,052	-	(5)	6,047
Corporate debt securities	-	-	-	-
Total available-for-sale	84,693	120	(5)	84,808
Total debt securities	$84,693	$120	$(5)	$84,808

(1) All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The amortized cost and estimated fair value of investment securities at March 31, 2022, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of March 31, 2022
Due in one year or less	$3,724	$3,721
Due after one year through five years	117,047	114,968
Due after five years through ten years	22,378	21,111
Due after ten years	3,019	2,880
Mortgage-backed securities(1)	57,697	55,676
Total available-for-sale	$203,865	$198,356

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of December 31, 2021
Due in one year or less	$3,622	$3,623
Due after one year through five years	22,030	22,076
Due after five years through ten years	22,819	22,821
Due after ten years	3,137	3,134
Mortgage-backed securities(1)	33,085	33,154
Total available-for-sale	$84,693	$84,808

(1) All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities.

There were two holdings of securities of issuers in an amount greater than 10% of stockholders equity at March 31, 2022, one mortgage-backed security with a fair value of $17.51 million, and one U.S. Treasury note with a fair value of $98.43 million.

The following table presents a summary of realized gains and losses from the sale of investment securities for the three months ended March 31, 2022. Note, the Company did not have available-for-sale debt securities at March 31, 2021.

(in thousands)
Proceeds from sales	$11,820
Gross realized gains on sales	$-
Gross realized losses on sales	(127)
Total realized (losses), net	$(127)

The following table details book value of pledged securities as of March 31, 2022:

	March 31, 2022	December 31, 2021
Book value of pledged securities	$36,728	$37,477

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table details gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2022. As of March 31, 2022, the Company had the ability and intent to hold the debt securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased or acquired. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statements of comprehensive income.

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Available-for-sale
U.S. Federal agencies	$251	$(3)	$-	$-	$251	$(3)
Mortgage-backed securities	55,676	(2,021)	-	-	55,676	(2,021)
State and political subdivisions	32,963	(1,406)	-	-	32,963	(1,406)
U.S. Treasuries	104,055	(1,990)	-	-	104,055	(1,990)
Corporate debt securities	5,411	(89)	-	-	5,411	(89)
Total available-for-sale	$198,356	$(5,509)	$-	$-	$198,356	$(5,509)

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Available-for-sale
U.S. Federal agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	-	-	-	-	-	-
State and political subdivisions	-	-	-	-	-	-
U.S. Treasuries	6,047	(5)	-	-	6,047	(5)
Corporate debt securities	-	-	-	-	-	-
Total available-for-sale	$6,047	$(5)	$-	$-	$6,047	$(5)

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 6:	Loans and Allowance for Loan Losses

A summary of loans at March 31, 2022 and December 31, 2021, are as follows (dollars in thousands):

	March 31, 2022	December 31, 2021

Construction & development	$172,381	$169,322
1 - 4 family real estate	58,184	62,971
Commercial real estate - other	334,835	339,655
Total commercial real estate	565,400	571,948

Commercial & industrial	416,676	361,974
Agricultural	62,984	73,010
Consumer	19,439	24,046

Gross loans	1,064,499	1,030,978

Less allowance for loan losses	(10,599)	(10,316)
Less deferred loan fees	(2,678)	(2,577)

Net loans	$1,051,222	$1,018,085

Included in the commercial & industrial loan balances are $14.2 million and $18.7 million of loans that were originated under the SBA PPP program as of March 31, 2022 and December 31, 2021, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

March 31, 2022
Balance, beginning of period	$1,695	$630	$3,399	$3,621	$730	$241	$10,316

Charge-offs	-	-	-	-	-	(2)	(2)
Recoveries	-	-	-	-	-	9	9

Net (charge-offs) recoveries	-	-	-	-	-	7	7

Provision (credit) for loan losses	22	(51)	(65)	527	(103)	(54)	276

Balance, end of period	$1,717	$579	$3,334	$4,148	$627	$194	$10,599

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

March 31, 2021
Balance, beginning of period	$1,239	$334	$3,337	$4,035	$580	$114	$9,639

Charge-offs	-	-	-	-	-	(50)	(50)
Recoveries	-	-	-	-	-	-	-

Net (charge-offs) recoveries	-	-	-	-	-	(50)	(50)

Provision (credit) for loan losses	128	99	540	508	(48)	48	1,275

Balance, end of period	$1,367	$433	$3,877	$4,543	$532	$112	$10,864

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents, by portfolio segment, the balance in allowance for loan losses and the gross loans based upon portfolio segment and impairment method as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

March 31, 2022
Allowance Balance
Ending balance Individually evaluated for impairment	$-	$-	$-	$249	$-	$-	$249
Collectively evaluated for impairment	1,717	579	3,334	3,899	627	194	10,350

Total	$1,717	$579	$3,334	$4,148	$627	$194	$10,599

Gross Loans
Ending balance Individually evaluated for impairment	$-	$-	$14,043	$14,102	$-	$24	$28,169
Collectively evaluated for impairment	172,381	58,184	320,792	402,574	62,984	19,415	1,036,330

Total	$172,381	$58,184	$334,835	$416,676	$62,984	$19,439	$1,064,499

December 31, 2021
Allowance Balance
Ending balance Individually evaluated for impairment	$-	$-	$-	$253	$-	$-	$253
Collectively evaluated for impairment	1,695	630	3,399	3,368	730	241	10,063

Total	$1,695	$630	$3,399	$3,621	$730	$241	$10,316

Gross Loans
Ending balance Individually evaluated for impairment	$-	$-	$14,481	$9,354	$-	$19	$23,854
Collectively evaluated for impairment	169,322	62,971	325,174	352,620	73,010	24,027	1,007,124

Total	$169,322	$62,971	$339,655	$361,974	$73,010	$24,046	$1,030,978

Internal Risk Categories

Each loan segment is made up of loan categories possessing similar risk characteristics.

Risk characteristics applicable to each segment of the loan portfolio are described as follows:

Real Estate – The real estate loan portfolio consists of loans made to finance both residential and commercial properties.  Credit risk in these loans can be impacted by economic conditions within the Company’s market areas that might impact either property values or a borrower’s ability to repay.   Commercial real estate loans typically involve larger principal amounts and are repaid primarily from the cash flow of a borrower’s principal business operation, the sale of the real estate, and in some cases from income that is independent from the real estate asset itself.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Agricultural – Loans secured by agricultural assets are generally made for the purpose of acquiring land devoted to crop production, and various animals that are eventually harvested and sold, and typically housed on the underlying secured property.  Credit risk in these loans may be impacted by crop and commodity prices, the creditworthiness of a borrower, and changes in economic conditions which might affect underlying property values and the local economies in the Company’s market areas.

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

The Company evaluates the definitions of loan grades and the allowance for loan losses methodology on an ongoing basis.  No changes were made to either during the period ended March 31, 2022.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the credit risk profile of the Company’s loan portfolio based on internal rating category as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

March 31, 2022
Grade
1 (Pass)	$172,381	$58,184	$288,783	$402,072	$62,513	$19,397	$1,003,330
2 (Watch)	-	-	15,000	116	327	18	15,461
3 (Special Mention)	-	-	17,009	386	144	-	17,539
4 (Substandard)	-	-	14,043	14,102	-	24	28,169
Total	$172,381	$58,184	$334,835	$416,676	$62,984	$19,439	$1,064,499

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2021
Grade
1 (Pass)	$169,322	$62,971	$282,268	$341,661	$72,295	$24,000	$952,517
2 (Watch)	-	-	14,976	4,658	255	-	19,889
3 (Special Mention)	-	-	27,112	6,300	460	-	33,872
4 (Substandard)	-	-	15,299	9,355	-	46	24,700
Total	$169,322	$62,971	$339,655	$361,974	$73,010	$24,046	$1,030,978

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	Past Due
	30–59 Days	60–89 Days	Greater than 90 Days	Total	Current	Total Loans	Total Loans > 90 Days & Accruing

March 31, 2022
Construction & development	$-	$-	$-	$-	$172,381	$172,381	$-
1 - 4 family real estate	26	-	-	26	58,158	58,184	-
Commercial real estate - other	-	167	-	167	334,668	334,835	-
Commercial & industrial	27	3	119	149	416,527	416,676	19
Agricultural	443	-	59	502	62,482	62,984	59
Consumer	426	1	13	440	18,999	19,439	13
Total	$922	$171	$191	$1,284	$1,063,215	$1,064,499	$91

December 31, 2021
Construction & development	$-	$-	$-	$-	$169,322	$169,322	$-
1 - 4 family real estate	-	-	-	-	62,971	62,971	-
Commercial real estate - other	-	174	-	174	339,481	339,655	-
Commercial & industrial	-	19	501	520	361,454	361,974	401
Agricultural	-	-	77	77	72,933	73,010	77
Consumer	48	15	18	81	23,965	24,046	18
Total	$48	$208	$596	$852	$1,030,126	$1,030,978	$496

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents impaired loans as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

March 31, 2022
Construction & development	$-	$-	$-	$-	$-	$-	$-
1 - 4 family real estate	-	-	-	-	-	-	-
Commercial real estate - other	14,702	14,043	-	14,043	-	14,831	203
Commercial & industrial	14,705	13,853	249	14,102	249	11,529	149
Agricultural	-	-	-	-	-	4	-
Consumer	25	24	-	24	-	33	1
	$29,432	$27,920	$249	$28,169	$249	$26,397	$353

December 31, 2021
Construction & development	$-	$-	$-	$-	$-	$-	$-
1 - 4 family real estate	-	-	-	-	-	-	-
Commercial real estate - other	15,412	14,481	-	14,481	-	11,879	902
Commercial & industrial	9,476	9,101	253	9,354	253	12,584	275
Agricultural	-	-	-	-	-	161	-
Consumer	18	19	-	19	-	33	1
Total	$24,906	$23,601	$253	$23,854	$253	$24,657	$1,178

Impaired loans include nonperforming loans and also include loans modified in troubled-debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At March 31, 2022, the Company had $1.4 million of commercial real estate loans, compared to $1.4 million of commercial real estate loans that were classified as troubled-debt restructurings and impaired as of December 31, 2021.  There were no newly modified troubled-debt restructurings during the three months ended March 31, 2022.

There were no troubled-debt restructurings modified in the past three months that subsequently defaulted for the period ended March 31, 2022.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table represents information regarding nonperforming assets at March 31, 2022 and December 31, 2021 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

March 31, 2022
Nonaccrual loans	$-	$-	$1,518	$8,021	$-	$-	$9,539
Troubled-debt restructurings (1)	-	-	-	-	-	-	-
Accruing loans 90 or more days past due	-	-	-	19	59	13	91

Total nonperforming loans	$-	$-	$1,518	$8,040	$59	$13	$9,630

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2021
Nonaccrual loans	$-	$-	$2,708	$7,163	$-	$14	$9,885
Troubled-debt restructurings (1)	-	-	-	-	-	-	-
Accruing loans 90 or more days past due	-	-	-	401	77	18	496

Total nonperforming loans	$-	$-	$2,708	$7,564	$77	$32	$10,381

(1)	$1.4 million of TDRs as of March 31, 2022 and December 31, 2021, are included in the nonaccrual loans balance.

Note 7:	Shareholders’ Equity

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

A summary of the activity under the RP is as follows:

	Three Months Ended March 31,
	2022	2021
Number of shares repurchased	-	-
Average price of shares repurchased	$-	$-
Shares remaining to be repurchased	750,000	717,822

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I, and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2022, that the Company and Bank meet all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of March 31, 2022, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company’s and Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirements		With Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2022
Total capital to risk-weighted assets
Company	$133,374	12.54%	$85,111	8.00%	$111,708	10.50%	N/A	N/A
Bank	133,488	12.56%	85,030	8.00%	111,602	10.50%	$106,288	10.00%
Tier I capital to risk-weighted assets
Company	122,776	11.54%	63,833	6.00%	90,431	8.50%	N/A	N/A
Bank	122,889	11.56%	63,773	6.00%	90,345	8.50%	85,030	8.00%
CET I capital to risk-weighted assets
Company	122,776	11.54%	47,875	4.50%	74,472	7.00%	N/A	N/A
Bank	122,889	11.56%	47,830	4.50%	74,401	7.00%	69,087	6.50%
Tier I capital to average assets
Company	122,776	9.27%	52,967	4.00%	N/A	N/A	N/A	N/A
Bank	122,889	9.28%	52,941	4.00%	N/A	N/A	66,176	5.00%

As of December 31, 2021
Total capital to risk-weighted assets
Company	$127,946	12.54%	$81,620	8.00%	$107,126	10.50%	N/A	N/A
Bank	127,844	12.54%	81,539	8.00%	107,020	10.50%	$101,924	10.00%
Tier I capital to risk-weighted assets
Company	117,631	11.53%	61,215	6.00%	86,721	8.50%	N/A	N/A
Bank	117,528	11.53%	61,154	6.00%	86,635	8.50%	81,539	8.00%
CET I capital to risk-weighted assets
Company	117,631	11.53%	45,911	4.50%	71,417	7.00%	N/A	N/A
Bank	117,528	11.53%	45,866	4.50%	71,347	7.00%	66,250	6.50%
Tier I capital to average assets
Company	117,631	10.56%	44,571	4.00%	N/A	N/A	N/A	N/A
Bank	117,528	10.55%	44,571	4.00%	N/A	N/A	55,714	5.00%

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
As of March 31, 2022, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At March 31, 2022, approximately $41.4 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 8:	Related-Party Transactions

At March 31, 2022 and December 31, 2021, the Company had no loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties).

The Bank leases office and retail banking space in Woodward, Oklahoma from Haines Realty Investments Company, LLC, a related party of the Company.  Lease expense totaled $39,000 and $46,000 for the three months ended March 31, 2022 and 2021, respectively.  In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 9:	Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to the maximum legal limit with the Company matching up to 5% of the employee’s salary. Employer contributions charged to expense for the three months ended March 31, 2022 and 2021 totaled $94,000 and $65,000 respectively.

Stock-Based Compensation

The Company adopted a nonqualified incentive stock option plan (the “Incentive Plan”) in September 2018. The Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Plan for the three months ended March 31, 2022 and 2021 totaled $286,000 and $302,000, respectively. There were 706,587 shares available for future grants as of March 31, 2022.

The Company grants to employees and directors restricted stock units (RSUs) which vest ratably over one, three or five years and stock options which vest ratably over four years.  All RSUs and stock options are granted at the fair value of the common stock at the time of the award. The RSUs are considered fixed awards as the number of shares and fair value are known at the date of grant and the fair value at the grant date is amortized over the vesting and/or service period.

The Company uses newly issued shares for granting RSUs and stock options.

The following table is a summary of the stock option activity under the Incentive Plan (dollar amounts in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Three Months Ended March 31, 2022
Outstanding at December 31, 2021	264,000	$17.41
Options Granted	-	-
Options Exercised	10,625	18.11
Options Forfeited	-	-
Outstanding at March 31, 2022	253,375	17.38	7.33	$1,580,001
Exercisable at March 31, 2022	141,060	$18.18	6.91	$767,645

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the period presented. There were no grants for the three months ended March 31, 2022.

For the Three Months Ended
March 31, 2021
Risk-free interest rate	0.52%
Dividend yield	2.89%
Stock price volatility	66.67%
Expected term	6.41

The following table summarizes share information about RSUs for the three months ended March 31, 2022 and 2021:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Three Months Ended March 31, 2022
Outstanding at December 31, 2021	172,993	$17.58
Shares granted	-	-
Shares vested	(15,584)	15.98
Shares forfeited	-	-
End of the period balance	157,409	$19.32

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Three Months Ended March 31, 2021
Outstanding at December 31, 2020	118,000	$18.09
Shares granted	25,200	14.31
Shares vested	(6,398)	18.49
Shares forfeited	-	-
End of the period balance	136,802	$17.37

As of March 31, 2022, there was approximately $2.6 million of unrecognized compensation expense related to 157,409 unvested RSUs and $514,000 of unrecognized compensation expense related to 253,375 unvested and/or unexercised stock options. The stock option expense is expected to be recognized over a weighted average period of 2.32 years, and the RSU expense is expected to be recognized over a weighted average period of 2.84 years.

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

Note 10:	Disclosures About Fair Value of Assets and Liabilities

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

Recurring Measurements

Assets and liabilities measured at fair value on a recurring basis include the following:

Available-for-sale debt securities: Debt securities classified as available-for-sale, as discussed in Note 5, are reported at fair value utilizing Level 2 inputs. For those debt securities classified as Level 2, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data for similar securities, market consensus prepayments speeds, credit information and the security’s terms and conditions, among other things.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2022 and December 31, 2021 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2022
Impaired loans (collateral- dependent)	$6,844	$-	$-	$6,844

December 31, 2021
Impaired loans (collateral- dependent)	$6,910	$-	$-	$6,910

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted- Average
March 31, 2022
Collateral-dependent impaired loans	$6,844	Appraisals from comparable properties	Estimated cost to sell	20%

December 31, 2021
Collateral-dependent impaired loans	$6,910	Appraisals from comparable properties	Estimated cost to sell	20%

The following table presents estimated fair values of the Company’s financial instruments not recorded at fair value at March 31, 2022 and December 31, 2021 (dollars in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
March 31, 2022

Financial Assets
Cash and due from banks	$126,275	$126,275	$-	$-	$126,275
Federal funds sold	8,088	8,088	-	-	8,088
Interest-bearing time deposits in other banks	2,241	-	2,241	-	2,241
Loans, net of allowance	1,051,222	-	1,043,933	6,844	1,050,777
Loans held for sale	597	-	597	-	597
Nonmarketable equity securities	1,195	-	1,195	-	1,195
Interest receivable	4,256	-	4,256	-	4,256

Financial Liabilities
Deposits	$1,283,279	$-	$1,281,971	$-	$1,281,971
Interest payable	103	-	103	-	103

December 31, 2021

Financial Assets
Cash and due from banks	$195,359	$195,359	$-	$-	$195,359
Federal funds sold	9,493	9,493	-	-	9,493
Interest-bearing time deposits in other banks	3,237	-	3,237	-	3,237
Loans, net of allowance	1,018,085	-	1,011,048	6,910	1,017,958
Loans held for sale	464	-	464	-	464
Nonmarketable equity securities	1,202	-	1,202	-	1,202
Interest receivable	4,259	-	4,259	-	4,259

Financial Liabilities
Deposits	$1,217,471	$-	$1,217,094	$-	$1,217,094
Interest payable	117	-	117	-	117

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

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at March 31, 2022 and December 31, 2021.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 11:	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets. The following summarizes those financial instruments with contract amounts representing credit risk as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31,	December 31,
	2022	2021

Commitments to extend credit	$215,268	$200,393
Financial and performance standby letters of credit	4,243	5,809

	$219,511	$206,202

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

Note 12:	Significant Estimates and Concentrations

GAAP requires disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for loan losses are reflected in Note 6 regarding loans.  Current vulnerabilities due to off-balance sheet credit risk are discussed in Note 11.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
As of March 31, 2022, hospitality loans were 17% of gross total loans with outstanding balances of $179.2 million and unfunded commitments of $35.7 million; energy loans were 11% of gross total loans with outstanding balances of $115.6 million and unfunded commitments of $25.5 million.

The Company evaluates goodwill for potential goodwill impairment on an annual basis or more often based on consideration if any impairment indicators have occurred. A prolonged strain on the U.S. economy impacting the Company could result in goodwill being partially or fully impaired. At March 31, 2022, goodwill of $8.8 million was recorded on the consolidated balance sheet.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2021.

Unless the context indicates otherwise, references in this management’s discussion and analysis to “we”, “our”, and “us,” refer to Bank7 Corp. and its consolidated subsidiaries.  All references to “the Bank” refer to Bank7, our wholly owned subsidiary.

General

We are Bank7 Corp., a bank holding company headquartered in Oklahoma City, Oklahoma. Through our wholly-owned subsidiary, Bank7, we operate twelve locations in Oklahoma, the Dallas/Fort Worth, Texas metropolitan area and Kansas. We are focused on serving business owners and entrepreneurs by delivering fast, consistent and well-designed loan and deposit products to meet their financing needs. We intend to grow organically by selectively opening additional branches in our target markets and pursuing strategic acquisitions.

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

As of March 31, 2022, we had total assets of $1.4 billion, total loans of $1.1 billion, total deposits of $1.3 billion and total shareholders’ equity of $128.6 million.

Results of Operations

Performance Summary. For the first quarter of 2022, we reported a pre-tax income of $8.2 million, compared to pre-tax income of $6.8 million for the first quarter of 2021. For the first quarter of 2022, interest income increased by $1.7 million, or 13.2%, compared to the first quarter of 2021. For the first quarter of 2022, average total loans were $1.0 billion with loan yields of 5.82% as compared to average total loans of $847.5 million with loan yields of 6.27% for the first quarter of 2021.

Our provision for loan losses for the first quarter of 2022 was $276,000, compared to $1.28 million for the first quarter of 2021.

Return on average equity was 19.26% for the first quarter of 2022, as compared to 19.02% for the same period in 2021.

Net Interest Income and Net Interest Margin. The following table presents, for the periods indicated, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets, and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities, and the resultant average rates; (iii) net interest income; and (iv) the net interest margin.

	Net Interest Margin
	For the Three Months Ended March 31,
	2022			2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Short-term investments	$187,672	$86	0.19%	$125,739	$92	0.30%
Debt securities, taxable-equivalent	87,886	364	1.68	1,172	2	0.69
Debt securities, tax exempt(1)	23,969	98	1.66	-	-	-
Loans held for sale	487	-	-	378	-	-
Total loans(2)	1,003,890	14,377	5.81	847,498	13,094	6.27
Total interest-earning assets	1,303,904	14,925	4.64	974,787	13,188	5.49
Noninterest-earning assets	24,342			7,103
Total assets	$1,328,246			$981,890

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$636,446	458	0.29%	$419,991	362	0.35%
Time deposits	169,602	259	0.62	205,557	513	1.01
Total interest-bearing deposits	806,048	717	0.36	625,548	875	0.57
Total interest-bearing liabilities	$806,048	717	0.36	$625,548	875	0.57

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$385,664			$243,290
Other noninterest-bearing liabilities	6,301			4,193
Total noninterest-bearing liabilities	391,965			247,483
Shareholders' equity	130,233			108,859
Total liabilities and shareholders' equity	$1,328,246			$981,890

Net interest income		$14,208			$12,313
Net interest spread			4.40%			4.92%
Net interest margin			4.42%			5.12%

(1)	Taxable-equivalent yield of 2.10% as of March 31, 2022, applying a 21% effective tax rate
(2)	Non-accrual loans of $9.5 million and $12.7 million as of March 31, 2022 and March 31, 2021, respectively, are included in loans.

For the first quarter of 2022 compared to the first quarter of 2021:
-	Interest income on debt securities of $462,000, a result of debt securities acquired in December 2021 and purchased during the first quarter of 2022;
-
Interest income on total loans totaled $14.4 million, an increase of $1.3 million or 9.8%, due to an increase in average loans of $156.4 million, or 18.5%, and in spite of a 46 basis points or 7.4% decrease in loan yields;

-	Loan fees totaled $1.6 million, a decrease of $355,000 or 17.8%, related to nonrecurring PPP loan fee income decreasing and
-	Net interest margin for the first quarter of 2022 was 4.42% compared to 5.12% for the first quarter of 2021.

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

	Analysis of Changes in Interest Income and Expenses
	For the Three Months Ended March 31, 2022 vs 2021
	Change due to:
	Volume(1)	Rate(1)	Interest Variance
(in thousands)	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$186	$(192)	$(6)
Investment securities	772	(312)	460
Total loans	9,806	(8,523)	1,283
Total increase (decrease) in interest income	10,764	(9,027)	1,737

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	758	(662)	96
Time deposits	(363)	109	(254)
Total interest-bearing deposits	395	(553)	(158)
Total increase (decrease) in interest expense	395	(553)	(158)

Increase (Decrease) in net interest income	$10,369	$(8,474)	$1,895

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

Weighted Average Yield of Debt Securities

 The following table summarizes the maturity distribution schedule with corresponding weighted average taxable equivalent yields of the debt securities portfolio at March 31, 2022. The following table presents securities at their expected maturities, which may differ from contractual maturities. The Company manages its debt securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds:

	As of March 31, 2022
			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total

	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *
Available-for-sale	(Dollars in thousands)
U.S. Federal agencies	$41	3.15%	$210	3.51%	$-	0%	$-	0%	$251	3.45%
Mortgage-backed securities	1,832	2.88	10,999	2.03	10,779	2.49	32,066	2.57	55,676	2.46
State and political subdivisions	3,680	2.18	15,368	1.98	12,535	2.39	1,380	2.39	32,963	2.18
U.S. Treasuries	-	-	99,390	1.73	4,665	1.76	-	-	104,055	1.73
Corporate debt securities	-	-	-	-	3,911	4.85	1,500	6.96	5,411	5.44
Total	$5,553	2.42%	$125,967	1.79%	$31,890	2.63%	$34,946	2.75%	$198,356	2.11%
Percentage of total	2.80%		63.50%		16.08%		17.62%		100.00%

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

The Allowance as a percentage of loans was 1.00% at March 31, 2022 and December 31, 2021.

Noninterest Income

Noninterest income for the three months ended March 31, 2022 was $675,000 compared to $337,000 for the same period in 2021, an increase of $338,000, or 100.3%. The following table sets forth the major components of our noninterest income for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021	$ Increase (Decrease)	% Increase (Decrease)

	(Dollars in thousands)
Noninterest income:
Secondary market income	$166	$14	$152	1085.71%
Loss on sales of available-for-sale debt securities	(127)	-	(127)	-100.00%
Service charges on deposit accounts	249	120	129	107.50%
Other income and fees	387	203	184	90.64%
Total noninterest income	$675	$337	$338	100.30%

Secondary market income totaled $166,000 for the first quarter of 2022, compared to $14,000 for the same period in 2021, an increase of $152,000, or 1085.7%. The increase was attributable to an increase in mortgage lending activity. Other income and fees totaled $387,000 for the first quarter of 2022, an increase of $184,000 or 90.64% compared to the first quarter of 2021. The increase is due to an overall increase in other income due to the acquisition of Watonga in December 2021.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2022 was $6.4 million compared to $4.5 million for the same period in 2021, an increase of $1.9 million, or 41.3%. The following table sets forth the major components of our noninterest expense for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$4,026	$2,790	$1,236	44.30%
Furniture and equipment	358	202	156	77.23%
Occupancy	551	472	79	16.74%
Data and item processing	387	279	108	38.71%
Accounting, marketing, and legal fees	233	148	85	57.43%
Regulatory assessments	196	141	55	39.01%
Advertising and public relations	110	34	76	223.53%
Travel, lodging and entertainment	48	89	(41)	-46.07%
Other expense	511	390	121	31.03%
Total noninterest expense	$6,420	$4,545	$1,875	41.25%

Salaries and employee benefits totaled $4.0 million for the first quarter of 2022 compared to $2.8 million for the same period in 2021, an increase of $1.2 million or 44.3%.  This increase was attributable to an increase in employee base due to bank-wide organic growth and the acquisition of Watonga in December 2021.

Furniture and equipment expense totaled $358,000 for the first quarter of 2022 compared to $202,000 for the same period in 2021, an increase of $156,000 or 77.2%. The increase is largely due to depreciation expense on assets acquired from Watonga.

Financial Condition

The following discussion of our financial condition compares March 31, 2022 and December 31, 2021.

Total Assets

Total assets increased $70.7 million, or 5.2%, to $1.4 billion as of March 31, 2022, compared to $1.4 billion as of December 31, 2021. The increasing trend in total assets is primarily attributable to strong organic loan and deposit growth within the Oklahoma City and Dallas/Fort Worth metropolitan areas and our acquisition of Watonga in December 2021.

Loan Portfolio

The following table presents the balance and associated percentage of each major category in our loan portfolio as of March 31, 2022 and December 31, 2021:

	As of March 31,		As of December 31,
	2022		2021
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$172,381	16.2%	$169,322	16.4%
1-4 family real estate	58,184	5.5%	62,971	6.1%
Commercial real estate - other	334,835	31.5%	339,655	33.0%
Total commercial real estate	565,400	53.2%	571,948	55.5%

Commercial & industrial	416,676	39.1%	361,974	35.1%
Agricultural	62,984	5.9%	73,010	7.1%
Consumer	19,439	1.8%	24,046	2.3%
Gross loans	1,064,499	100.0%	1,030,978	100.0%
Less: unearned income, net	(2,678)		(2,577)
Total Loans, net of unearned income	1,061,821		1,028,401
Less: Allowance for loan losses	(10,599)		(10,316)
Net loans	$1,051,222		$1,018,085

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of March 31, 2022 and December 31, 2021, our gross loans were $1.1 billion and $1.0 billion, respectively.  Included in the commercial & industrial loan balances at March 31, 2022 and December 31, 2021, respectively, are $14.2 million and $18.7 million of loans that were originated under the SBA PPP program.

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

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of March 31, 2022
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years

	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total

	(Dollars in thousands)
Construction & development	$8,579	$71,187	$10,117	$75,659	$111	$2,313	$-	$4,415	$172,381
1-4 family real estate	3,367	8,995	15,182	16,393	1,150	6,548	-	6,549	58,184
Commercial real estate - other	3,333	62,376	68,431	161,348	7,433	18,079	-	13,835	334,835
Total commercial real estate	15,279	142,558	93,730	253,400	8,694	26,940	-	24,799	565,400

Commercial & industrial	25,108	154,302	16,466	187,623	19,781	12,749	-	647	416,676
Agricultural	354	14,063	5,376	34,978	543	1,353	-	6,317	62,984
Consumer	1,713	34	10,326	148	931	2,299	84	3,904	19,439
Gross loans	$42,454	$310,957	$125,898	$476,149	$29,949	$43,341	$84	$35,667	$1,064,499

	As of December 31, 2021
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years

	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total

	(Dollars in thousands)
Construction & development	$7,283	$71,551	$10,148	$74,052	$-	$2,243	$-	$4,045	$169,322
1-4 family real estate	3,259	21,322	11,979	11,674	926	7,375	-	6,436	62,971
Commercial real estate - other	5,156	97,309	59,227	143,906	413	19,230	-	14,414	339,655
Total real estate	15,698	190,182	81,354	229,632	1,339	28,848	-	24,895	571,948

Commercial & industrial	24,249	142,553	16,346	145,654	20,474	12,047	-	651	361,974
Agricultural	2,529	17,441	5,156	39,305	623	1,587	-	6,369	73,010
Consumer	4,870	29	10,825	172	1,554	2,458	84	4,054	24,046
Gross loans	$47,346	$350,205	$113,681	$414,763	$23,990	$44,940	$84	$35,969	$1,030,978

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

The allowance was $10.6 million at March 31, 2022, compared to $10.3 million at December 31, 2021.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Balance at beginning of the period	$10,316	$9,639
Provision for loan losses	276	1,275
Charge-offs:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	-	-
Commercial & industrial	-	-
Agricultural	-	-
Consumer	(2)	(50)
Total charge-offs	(2)	(50)
Recoveries:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	-	-
Commercial & industrial	-	-
Agricultural	-	-
Consumer	9	-
Total recoveries	9	-
Net recoveries (charge-offs)	7	(50)
Balance at end of the period	$10,599	$10,864
Net recoveries (charge-offs) to average loans	0.00%	0.01%

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of March 31,		As of December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,717	16.2%	$1,695	16.4%
1-4 family real estate	579	5.5%	630	6.1%
Commercial real estate - Other	3,334	31.5%	3,399	33.0%
Commercial & industrial	4,148	39.1%	3,621	35.1%
Agricultural	627	5.9%	730	7.1%
Consumer	194	1.8%	241	2.3%
Total	$10,599	100.0%	$10,316	100.0%

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

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of March 31,	As of December 31,

	2022	2021
	(Dollars in thousands)
Nonaccrual loans	$9,539	$9,885
Troubled-debt restructurings (1)	-	-
Accruing loans 90 or more days past due	91	496
Total nonperforming loans	9,630	10,381
Other real estate owned	-	-
Total nonperforming assets	$9,630	$10,381
Ratio of nonperforming loans to total loans	0.91%	1.01%
Ratio of nonaccrual loans to total loans	0.90%	0.96%
Ratio of allowance for loan losses to total loans	1.00%	1.00%
Ratio of allowance for loan losses to nonaccrual loans	111.12%	104.36%
Ratio of nonperforming assets to total assets	0.68%	0.77%

(1) $1.4 million of TDRs as of March 31, 2022 and December 31, 2021 are included in the nonaccrual loans balance in the line above

The following tables present an aging analysis of loans as of the dates indicated.

	As of March 31, 2022
	Loans 30- 59 days past due	Loans 60- 89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total past due loans	Current	Total loans
	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$172,381	$172,381
1-4 family real estate	26	-	-	-	26	58,158	58,184
Commercial real estate - other	-	167	-	-	167	334,668	334,835
Commercial & industrial	27	3	119	19	149	416,527	416,676
Agricultural	443	-	59	59	502	62,482	62,984
Consumer	426	1	13	13	440	18,999	19,439
Total	$922	$171	$191	$91	$1,284	$1,063,215	$1,064,499

	As of December 31, 2021
	Loans 30- 59 days past due	Loans 60- 89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Total loans
	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$169,322	$169,322
1-4 family real estate	-	-	-	-	-	62,971	62,971
Commercial real estate - other	-	174	-	-	174	339,481	339,655
Commercial & industrial	-	19	501	401	520	361,454	361,974
Agricultural	-	-	77	77	77	72,933	73,010
Consumer	48	15	18	18	81	23,965	24,046
Total	$48	$208	$596	$496	$852	$1,030,126	$1,030,978

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

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of March 31, 2022
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$172,381	$-	$-	$-	$172,381
1-4 family real estate	58,184	-	-	-	58,184
Commercial real estate - Other	288,783	15,000	17,009	14,043	334,835
Commercial & industrial	402,072	116	386	14,102	416,676
Agricultural	62,513	327	144	-	62,984
Consumer	19,397	18	-	24	19,439
Total	$1,003,330	$15,461	$17,539	$28,169	$1,064,499

	As of December 31, 2021
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$169,322	$-	$-	$-	$169,322
1-4 family real estate	62,971	-	-	-	62,971
Commercial real estate - Other	282,268	14,976	27,112	15,299	339,655
Commercial & industrial	341,661	4,658	6,300	9,355	361,974
Agricultural	72,295	255	460	-	73,010
Consumer	24,000	-	-	46	24,046
Total	$952,517	$19,889	$33,872	$24,700	$1,030,978

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

The following table presents loans restructured as TDRs as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
Commercial real estate	1	$1,351	$1,351	-
Total	1	$1,351	$1,351	$-

	As of December 31, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
Commercial real estate	1	$1,402	$1,402	-
Total	1	$1,402	$1,402	$-

There were no payment defaults with respect to loans modified as TDRs as of March 31, 2022 and December 31, 2021. Impairment analyses are prepared on TDRs in conjunction with the normal allowance process. There were no TDRs restructured during the three months ended March 31, 2022 and TDR’s restructured during the twelve months ended December 31, 2021 required no specific reserves.

The following table presents total TDRs, both in accrual and nonaccrual status as of the periods indicated:

	As of March 31, 2022		As of December 31, 2021
	Number of contracts	Amount	Number of contracts	Amount

	(Dollars in thousands)
Accrual	-	$ -	-	$ -
Nonaccrual	1	1,351	1	1,402
Total	1	$ 1,351	1	$ 1,402

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

Total deposits as of March 31, 2022 and December 31, 2021 were $1.3 billion and $1.2 billion, respectively. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	March 31,		December 31,
	2022		2021
	Amount	Percentage of Total	Amount	Percentage of Total

	(Dollars in thousands)
Demand deposits	$420,972	32.8%	$366,705	30.1%
Interest-bearing transaction deposits	606,246	47.2%	583,389	47.9%
Savings deposits	97,520	7.6%	89,778	7.4%
Time deposits ($250,000 or less)	115,483	9.0%	132,690	10.9%
Time deposits (more than $250,000)	43,058	3.4%	44,909	3.7%
Total interest-bearing deposits	862,307	67.2%	850,766	69.9%
Total deposits	$1,283,279	100.0%	$1,217,471	100.0%

The following table summarizes our average deposit balances and weighted average rates for the three-month period ending March 31, 2022 and year ended December 31, 2021:

	For the Three Months Ended March 31,		For the Year Ended December 31,
	2022		2021
	Average Balance	Weighted A verage Rate	Average Balance	Weighted Average Rate

	(Dollars in thousands)
Demand deposits	$385,664	0.00%	$288,446	0.00%
Interest-bearing transaction deposits	543,611	0.30%	375,048	0.34%
Savings deposits	92,835	0.21%	55,220	0.23%
Time deposits	169,602	0.62%	205,437	0.81%
Total interest-bearing deposits	806,048	0.36%	635,705	0.48%
Total deposits	$1,191,712	0.24%	$924,151	0.33%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of March 31, 2022 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total

	(Dollars in thousands)
Time deposits ($250,000 or less)	$37,375	$19,006	$29,628	$29,474	$115,483
Time deposits (more than $250,000)	5,584	6,663	24,617	6,194	43,058
Total time deposits	$42,959	$25,669	$54,245	$35,668	$158,541

	As of December 31, 2021 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total

	(Dollars in thousands)
Time deposits ($250,000 or less)	$32,680	$37,016	$31,197	$31,797	$132,690
Time deposits (more than $250,000)	18,234	5,932	10,729	10,014	44,909
Total time deposits	$50,914	$42,948	$41,926	$41,811	$177,599

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

Our liquidity position is supported by the management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks and fed funds sold. Other available sources of liquidity include wholesale deposits and borrowings from correspondent banks and FHLB advances.

Our short-term and long-term liquidity requirements are primarily met through cash flow from operations, redeployment of prepaying and maturing balances in our loan portfolios, and increases in customer deposits. Other alternative sources of funds will supplement these primary sources to the extent necessary to meet additional liquidity requirements on either a short-term or long-term basis.

As of March 31, 2022, we had no unsecured fed funds lines with correspondent depository institutions with no amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $86.2 million as of March 31, 2022 and $78.1 million as of December 31, 2021.

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

As of March 31, 2022, the Bank was in compliance with all applicable regulatory requirements and categorized as “well-capitalized” under the prompt corrective action frame work.  There have been no conditions or events since March 31, 2022 that management believes would change this classification. The table below presents our applicable capital requirements, as well as our capital ratios as of March 31, 2022 and December 31, 2021. The Company exceeded all regulatory capital requirements and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. As of March 31, 2022, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

	Actual		With Capital Conservation Buffer		Minimum to be "Well- Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2022
Total capital (to risk-weighted assets)
Company	$133,374	12.54%	$111,708	10.50%	N/A	N/A
Bank	133,488	12.56%	111,602	10.50%	$106,288	10.00%
Tier 1 capital (to risk-weighted assets)
Company	122,776	11.54%	90,431	8.50%	N/A	N/A
Bank	122,889	11.56%	90,345	8.50%	85,030	8.00%
CET 1 capital (to risk-weighted assets)
Company	122,776	11.54%	74,472	7.00%	N/A	N/A
Bank	122,889	11.56%	74,401	7.00%	69,087	6.50%
Tier 1 capital (to average assets)
Company	122,776	9.27%	N/A	N/A	N/A	N/A
Bank	122,889	9.28%	N/A	N/A	66,176	5.00%

	Actual		With Capital Conservation Buffer		Minimum to be "Well- Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2021
Total capital (to risk-weighted assets)
Company	$127,946	12.54%	$107,126	10.50%	N/A	N/A
Bank	127,844	12.54%	107,020	10.50%	$101,924	10.00%
Tier 1 capital (to risk-weighted assets)
Company	117,631	11.53%	86,721	8.50%	N/A	N/A
Bank	117,528	11.53%	86,635	8.50%	81,539	8.00%
CET 1 capital (to risk-weighted assets)
Company	117,631	11.53%	71,417	7.00%	N/A	N/A
Bank	117,528	11.53%	71,347	7.00%	66,250	6.50%
Tier 1 capital (to average assets)
Company	117,631	10.56%	N/A	N/A	N/A	N/A
Bank	117,528	10.55%	N/A	N/A	55,714	5.00%

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased to $128.6 million as of March 31, 2022, compared to $127.4 million as of December 31, 2021.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of March 31, 2022, and December 31, 2021:

	Payments Due as of March 31, 2022
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total

	(Dollars in thousands)
Deposits without a stated maturity	$1,124,738	$-	$-	$-	$1,124,738
Time deposits	122,872	33,723	1,946	-	158,541
Operating lease commitments	606	689	181	-	1,476
Total contractual obligations	$1,248,216	$34,412	$2,127	$-	$1,284,755

	Payments Due as of December 31, 2021
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total

	(Dollars in thousands)
Deposits without a stated maturity	$1,039,872	$-	$-	$-	$1,039,872
Time deposits	135,788	39,904	1,907	-	177,599
Operating lease commitments	611	782	241	-	1,634
Total contractual obligations	$1,176,271	$40,686	$2,148	$-	$1,219,105

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

The following table summarizes commitments as of the dates presented.

	March 31,	December 31,
	2022	2021
	(Dollars in thousands)
Commitments to extend credit	$215,268	$200,393
Standby letters of credit	4,243	5,809
Total	$219,511	$206,202

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of our unaudited condensed consolidated financial statements as of March 31, 2022.

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

Goodwill and Intangibles

Intangible assets totaled $1.6 million and goodwill, net of accumulated amortization, totaled $8.8 million for the three months ended March 31, 2022, compared to intangible assets of $1.6 million and goodwill of $8.5 million for the year ended December 31, 2021.

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

ITEM 3.

Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our disclosures regarding market risk since December 31, 2021, the date of our most recent annual report to shareholders.

ITEM 4.

Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2022 of our disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, such controls.

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

ITEM 1A.

Risk Factors

There were no material changes from the risks disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December, 31, 2021.

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On September 5, 2019, the Company’s Board of Directors approved a stock repurchase plan authorizing the repurchase of up to 500,000 shares of the Company’s common stock. On March 13, 2020, the Company’s Board of Directors approved a 500,000 share expansion and on November 2, 2020, approved a 750,000 share expansion to the existing stock repurchase plan, for a total of 1,750,000 shares authorized under the plan. The September 2019 repurchase plan expired on September 5, 2021. On October 28, 2021, the Company’s Board of Directors approved a new repurchase plan that authorizes up to 750,000 shares of the Company’s common stock. Stock repurchases under the new repurchase plan will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management.  The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase plans do not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under these plans will be retired subsequent to acquisition. During the three months ended March 31, 2022, there were no shares purchased under the Company’s repurchase plan.

ITEM 6.

Exhibits

10.1	Employment Agreement dated March 30, 2022 between the Company and Thomas L. Travis (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 5, 2022)

10.2	Employment Agreement dated March 30, 2022 between the Company and John T. Phillips (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on April 5, 2022)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

BANK7 CORP.

DATED:	May 13, 2022	By: /s/ Thomas L. Travis
Thomas L. Travis
President and Chief Executive Officer

DATED:	May 13, 2022	By: /s/ Kelly J. Harris
Kelly J. Harris
Executive Vice President and Chief Financial Officer