Form 10-Q
period 2022-06-30
Bank7 Corp.
filed 2022-08-15
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-38656

Bank7 Corp.
(Exact name of registrant as specified in its charter)

Oklahoma	20-0763496
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1039 N.W. 63rd Street, Oklahoma City, Oklahoma	73116-7361
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 405-810-8600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	BSVN	The NASDAQ Global Select Market Global Select Market System

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

As of August 15, 2022, the registrant had 9,099,905 shares of common stock, par value $0.01, outstanding.

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

Bank7 Corp.
Unaudited Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

Assets	June 30, 2022 (unaudited)	December 31, 2021

Cash and due from banks	$123,437	$195,359
Federal funds sold	-	9,493
Cash and cash equivalents	123,437	204,852
Interest-bearing time deposits in other banks	1,992	3,237
Available-for-sale debt securities	185,048	84,808
Loans, net of allowance for loan losses of $10,819 and $10,316 at June 30, 2022 and December 31, 2021, respectively	1,141,497	1,018,085
Loans held for sale	635	464
Premises and equipment, net	13,581	17,257
Nonmarketable equity securities	1,192	1,202
Core deposit intangibles	1,489	1,643
Goodwill	8,717	8,479
Interest receivable and other assets	9,886	10,522

Total assets	$1,487,474	$1,350,549

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$447,077	$366,705
Interest-bearing	899,214	850,766

Total deposits	1,346,291	1,217,471

Income taxes payable	2,865	-
Interest payable and other liabilities	6,820	5,670

Total liabilities	1,355,976	1,223,141

Shareholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding: 9,098,655 and 9,071,417 at June 30, 2022 and December 31, 2021 respectively	91	91
Additional paid-in capital	95,016	94,024
Retained earnings	44,174	33,149
Accumulated other comprehensive income (loss)	(7,783)	144

Total shareholders’ equity	131,498	127,408

Total liabilities and shareholders’ equity	$1,487,474	$1,350,549

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands, except share data)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest Income
Loans, including fees	$15,754	$14,357	$30,131	$27,450
Interest-bearing time deposits in other banks	13	38	29	106
Debt securities, taxable	571	-	935	-
Debt securities, tax-exempt	85	-	183	-
Other interest and dividend income	249	42	319	68

Total interest income	16,672	14,437	31,597	27,624

Interest Expense
Deposits	878	772	1,595	1,647

Total interest expense	878	772	1,595	1,647

Net Interest Income	15,794	13,665	30,002	25,977

Provision for Loan Losses	219	1,300	495	2,575

Net Interest Income After Provision for Loan Losses	15,575	12,365	29,507	23,402

Noninterest Income
Secondary market income	95	78	261	92
Gain (Loss) on sales, maturities, prepayments and calls of available-for-sale debt securities	10	-	(117)	-
Service charges on deposit accounts	219	119	468	239
Other	368	382	755	585

Total noninterest income	692	579	1,367	916

Noninterest Expense
Salaries and employee benefits	4,126	2,949	8,152	5,739
Furniture and equipment	386	231	744	433
Occupancy	571	458	1,122	930
Data and item processing	559	286	946	565
Accounting, marketing and legal fees	209	149	442	297
Regulatory assessments	226	161	422	302
Advertising and public relations	121	71	231	105
Travel, lodging and entertainment	74	118	122	207
Other	691	452	1,202	841

Total noninterest expense	6,963	4,875	13,383	9,419

Income Before Taxes	9,304	8,069	17,491	14,899
Income tax expense	2,280	1,964	4,283	3,690
Net Income	$7,024	$6,105	$13,208	$11,209

Earnings per common share - basic	$0.77	$0.67	$1.45	$1.24
Earnings per common share - diluted	0.76	0.67	1.44	1.24
Weighted average common shares outstanding - basic	9,097,280	9,050,606	9,093,150	9,050,295
Weighted average common shares outstanding - diluted	9,194,923	9,074,408	9,187,637	9,066,797

Other Comprehensive Income
Unrealized losses on securities, net of tax benefit of $1.5 million	$(3,778)	$-	$(8,017)	$-
Reclassification adjustment for realized (gain)loss included in net income, net of tax of $0 and $0 for the three months ended June 30, 2022 and 2021, respectively; $17 and $0 for the six months ended June 30, 2022 and 2021, respectively	(10)	-	90	-
Other comprehensive loss, net of tax benefit of $1.5 million	$(3,788)	$-	$(7,927)	$-
Comprehensive Income	$3,236	$6,105	$5,281	$11,209

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(Dollar amounts in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common Stock (Shares)
Balance at beginning of period	9,094,468	9,049,256	9,071,417	9,044,765
Exercise of employee stock options	4,187	-	14,812	-
Shares issued for restricted stock units	-	1,350	12,426	5,841
Balance at end of period	9,098,655	9,050,606	9,098,655	9,050,606

Common Stock (Amount)
Balance at beginning of period	$91	$90	$91	$90
Shares issued for stock options	-	-	-	-
Shares issued for restricted stock units	-	-	-	-
Balance at end of period	$91	$90	$91	$90

Additional Paid-in Capital
Balance at beginning of period	$94,310	$93,464	$94,024	$93,162
Stock-based compensation expense	706	171	992	473
Balance at end of period	$95,016	$93,635	$95,016	$93,635

Retained Earnings
Balance at beginning of period	$38,242	$18,176	$33,149	$14,067
Net income	7,024	6,105	13,208	11,209
Cash dividends declared ($0.12 and $0.11 per share for the three months ended June 30, 2022 and 2021, respectively; $0.24 and $0.22 per share for the six months ended June 30, 2022 and 2021, respectively)	(1,092)	(995)	(2,183)	(1,990)
Balance at end of period	$44,174	$23,286	$44,174	$23,286

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(3,995)	$-	$144	$-
Net change due to unrealized loss	(3,788)	-	(7,927)	-
Balance at end of period	$(7,783)	$-	$(7,783)	$-

Total Shareholders’ equity	$131,498	$117,011	$131,498	$117,011

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in thousands)

	Six Months Ended June 30,
	2022	2021

Operating Activities
Net income	$13,208	$11,209
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	712	518
Provision for loan losses	495	2,575
Amortization of premiums and discounts on securities	3,511	-
Gain on sales of loans	(261)	(92)
Net loss on sale of available for sale debt securities	117	-
Stock-based compensation expense	992	473
(Gain) loss on sale of premises and equipment	(24)	(11)
Cash receipts from the sale of loans originated for sale	14,047	6,319
Cash disbursements for loans originated for sale	(13,957)	(7,237)
Deferred income tax benefit	(485)	(860)
Changes in
Interest receivable and other assets	2,550	778
Interest payable and other liabilities	4,012	3,635

Net cash provided by operating activities	24,917	17,307

Investing Activities
Maturities of interest-bearing time deposits in other banks	1,743	10,934
Purchases of interest-bearing time deposits in other banks	(498)	-
Proceeds from sale of available-for-sale debt securities	11,820	-
Maturities, prepayments and calls of available-for-sale debt securities	8,008	-
Purchases of available-for-sale debt securities	(133,052)	-
Net change in loans	(123,907)	(95,288)
Purchases of premises and equipment	(228)	(169)
Proceeds from sale of premises and equipment	3,132	17
Change in nonmarketable equity securities	10	(15)

Net cash used in investing activities	(232,972)	(84,521)

Financing Activities
Net change in deposits	128,820	103,035
Cash distributions	(2,180)	(1,990)

Net cash provided by financing activities	126,640	101,045

(Decrease) Increase in Cash and Cash Equivalents	(81,415)	33,831

Cash and Cash Equivalents, Beginning of Period	204,852	153,901

Cash and Cash Equivalents, End of Period	$123,437	$187,732

Supplemental Disclosure of Cash Flows Information
Interest paid	$1,610	$1,745
Income taxes paid	$1,900	$1,903
Dividends declared and not paid	$1,092	$995
Measurement period goodwill adjustment	$238	$-

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1:	Nature of Operations and Summary of Significant Accounting Policies

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
An updated preliminary summary of the fair value of assets acquired and liabilities assumed from Watonga are as follows:

Estimated Fair Value
(in thousands)
Assets Acquired
Cash and cash equivalents	$41,747
Available-for-sale debt securities	86,166
Federal funds sold	7,941
Loans	117,335
Premises and equipment	8,669
Core deposit intangible	1,254
Prepaid expenses and other assets	4,512
Total assets acquiried	$267,624
Liabilities Assumed
Deposits	$243,487
Accounts payable and accrued expenses	2,345
Total liabilities assumed	$245,832
Net assets acquired	$21,792
Consideration transferred	29,498
Goodwill	$7,706

Goodwill decreased $89,000 and increased $238,000 for the three months and six months ended June 30, 2022, respectively, related to the resolution of contractual obligations and assessment of the fair value of premises and equipment.

As of the acquisition date, the Company evaluated $117.3 million of net loans ($118.5 million gross loans less $1.2 million discount) purchased in conjunction with the acquisition of Watonga Bancshares, Inc. in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs. As of June 30, 2022, the net loan balance of the ASC Topic 310-20 purchased loans is $82.2 million ($83.1 million gross loans less $891,000 discount). The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.

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

On March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, effectively eliminating reserve requirements for all depository institutions. There was no reserve requirement as of June 30, 2022.

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

The following table shows the computation of basic and diluted earnings per share:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2022	2021	2022	2021
(Dollars in thousands, except per share amounts)
Numerator
Net income	$7,024	$6,105	$13,208	$11,209

Denominator
Weighted-average shares outstanding for basic earnings per share	9,097,280	9,050,606	9,093,150	9,050,295
Dilutive effect of stock compensation (1)	97,643	23,802	94,487	16,502
Denominator for diluted earnings per share	9,194,923	9,074,408	9,187,637	9,066,797

Earnings per common share
Basic	$0.77	$0.67	$1.45	$1.24
Diluted	$0.76	$0.67	$1.44	$1.24

(1) The following have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented: Nonqualified stock options outstanding of 24 and 265,750 for the three month periods ended June 30, 2022 and 2021, respectively, and 0 and 27,000 for the six month periods ended June 30, 2022 and 2021, respectively; Restricted stock units of 4 and 27,000 for the three month periods ended June 30, 2022 and 2021, respectively, and 2 and 27,000 for the six month periods ended June 30, 2022 and 2021, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 5: Debt Securities

The following table summarizes the amortized cost and fair value of debt securities available-for-sale at June 30, 2022 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale as of June 30, 2022
U.S. Federal agencies	$246	$-	$(6)	$240
Mortgage-backed securities(1)(2)	49,209	-	(3,835)	45,374
State and political subdivisions	33,346	-	(1,999)	31,347
U.S. Treasuries	106,043	-	(3,266)	102,777
Corporate debt securities	5,500	-	(190)	5,310
Total available-for-sale	194,344	-	(9,296)	185,048
Total debt securities	$194,344	$-	$(9,296)	$185,048

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale as of December 31, 2021
U.S. Federal agencies	$311	$2	$-	$313
Mortgage-backed securities(1)	33,085	69	-	33,154
State and political subdivisions	45,245	49	-	45,294
U.S. Treasuries	6,052	-	(5)	6,047
Corporate debt securities	-	-	-	-
Total available-for-sale	84,693	120	(5)	84,808
Total debt securities	$84,693	$120	$(5)	$84,808

(1) All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities.
(2) Included in mortgage-back securities is $27.79 million of residential mortgaged-back securities and $17.58 million of commerical mortgaged-back securities.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The amortized cost and estimated fair value of investment securities at June 30, 2022, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of June 30, 2022
Due in one year or less	$3,479	$3,459
Due after one year through five years	116,410	113,205
Due after five years through ten years	24,410	22,306
Due after ten years	836	704
Mortgage-backed securities(1)	49,209	45,374
Total available-for-sale	$194,344	$185,048

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of December 31, 2021
Due in one year or less	$3,622	$3,623
Due after one year through five years	22,030	22,076
Due after five years through ten years	22,819	22,821
Due after ten years	3,137	3,134
Mortgage-backed securities(1)	33,085	33,154
Total available-for-sale	$84,693	$84,808

(1) All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities.

There were two holdings of securities of issuers in an amount greater than 10% of stockholders equity at June 30, 2022, one mortgage-backed security with a fair value of $14.32 million, and one U.S. Treasury note with a fair value of $97.41 million.

The following table presents a summary of realized gains and losses from the sale, maturity, prepayment and call of debt securities for the six months ended June 30, 2022 and the three months ended June 30, 2022. Note, the Company did not have available-for-sale debt securities at June 30, 2021.

	Six Months Ended June 30,	Three Months Ended June 30,
(in thousands)
Proceeds from sales, maturities, prepayments and calls	$19,828	$6,601
Gross realized gains on sales, maturities, prepayments and calls	10	10
Gross realized losses on sales, maturities, prepayments and calls	(127)	-
Total realized (losses), net	$(117)	$10

The following table details book value of pledged securities as of June 30, 2022:

	June 30, 2022	December 31, 2021
Book value of pledged securities	$31,645	$37,477

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table details gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2022. As of June 30, 2022, the Company had the ability and intent to hold the debt securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased or acquired. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statements of comprehensive income.

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Available-for-sale as of June 30, 2022
U.S. Federal agencies	$240	$(6)	$-	$-	$240	$(6)
Mortgage-backed securities	45,374	(3,835)	-	-	45,374	(3,835)
State and political subdivisions(1)	31,347	(1,999)	-	-	31,347	(1,999)
U.S. Treasuries	102,777	(3,266)	-	-	102,777	(3,266)
Corporate debt securities	5,310	(190)	-	-	5,310	(190)
Total available-for-sale	$185,048	$(9,296)	$-	$-	$185,048	$(9,296)

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Available-for-sale as of December 31, 2021
U.S. Federal agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	-	-	-	-	-	-
State and political subdivisions(1)	-	-	-	-	-	-
U.S. Treasuries	6,047	(5)	-	-	6,047	(5)
Corporate debt securities	-	-	-	-	-	-
Total available-for-sale	$6,047	$(5)	$-	$-	$6,047	$(5)
(1) All of our state and political subdivisions securities are rate AA- or better.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6:	Loans and Allowance for Loan Losses

A summary of loans at June 30, 2022 and December 31, 2021, are as follows (dollars in thousands):

	June 30, 2022	December 31, 2021

Construction & development	$191,291	$169,322
1 - 4 family real estate	69,267	62,971
Commercial real estate - other	343,489	339,655
Total commercial real estate	604,047	571,948

Commercial & industrial	475,197	361,974
Agricultural	59,644	73,010
Consumer	16,557	24,046

Gross loans	1,155,445	1,030,978

Less allowance for loan losses	(10,819)	(10,316)
Less deferred loan fees	(3,129)	(2,577)

Net loans	$1,141,497	$1,018,085

Included in the commercial & industrial loan balances are $9.9 million and $18.7 million of loans that were originated under the SBA PPP program as of  June 30, 2022 and December 31, 2021, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended June 30, 2022 and 2021 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2022
Balance, beginning of period	$1,717	$579	$3,334	$4,148	$627	$194	$10,599

Charge-offs	-	-	-	-	-	(4)	(4)
Recoveries	-	-	-	-	-	5	5

Net (charge-offs) recoveries	-	-	-	-	-	1	1

Provision (credit) for loan losses	75	70	(118)	301	(69)	(40)	219

Balance, end of period	$1,792	$649	$3,216	$4,449	$558	$155	$10,819

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2021
Balance, beginning of period	$1,367	$433	$3,877	$4,543	$532	$112	$10,864

Charge-offs	-	-	-	-	-	(11)	(11)
Recoveries	-	-	-	14	138	1	153

Net (charge-offs) recoveries	-	-	-	14	138	(10)	142

Provision (credit) for loan losses	264	15	232	632	155	2	1,300

Balance, end of period	$1,631	$448	$4,109	$5,189	$825	$104	$12,306

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2022
Balance, beginning of period	$1,695	$630	$3,399	$3,621	$730	$241	$10,316

Charge-offs	-	-	-	-	-	(6)	(6)
Recoveries	-	-	-	-	-	14	14

Net (charge-offs) recoveries	-	-	-	-	-	8	8

Provision (credit) for loan losses	97	19	(183)	828	(172)	(94)	495

Balance, end of period	$1,792	$649	$3,216	$4,449	$558	$155	$10,819

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2021
Balance, beginning of period	$1,239	$334	$3,337	$4,035	$580	$114	$9,639

Charge-offs	-	-	-	-	-	(61)	(61)
Recoveries	-	-	-	14	138	1	153

Net (charge-offs) recoveries	-	-	-	14	138	(60)	92

Provision (credit) for loan losses	392	114	772	1,140	107	50	2,575

Balance, end of period	$1,631	$448	$4,109	$5,189	$825	$104	$12,306

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents, by portfolio segment, the balance in allowance for loan losses and the gross loans based upon portfolio segment and impairment method as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2022
Allowance Balance
Ending balance Individually evaluated for impairment	$-	$-	$-	$220	$-	$-	$220
Collectively evaluated for impairment	1,792	649	3,216	4,229	558	155	10,599

Total	$1,792	$649	$3,216	$4,449	$558	$155	$10,819

Gross Loans
Ending balance Individually evaluated for impairment	$-	$-	$14,068	$6,994	$-	$-	$21,062
Collectively evaluated for impairment	191,291	69,267	329,421	468,203	59,644	16,557	1,134,383

Total	$191,291	$69,267	$343,489	$475,197	$59,644	$16,557	$1,155,445

December 31, 2021
Allowance Balance
Ending balance Individually evaluated for impairment	$-	$-	$-	$253	$-	$-	$253
Collectively evaluated for impairment	1,695	630	3,399	3,368	730	241	10,063

Total	$1,695	$630	$3,399	$3,621	$730	$241	$10,316

Gross Loans
Ending balance Individually evaluated for impairment	$-	$-	$14,481	$9,354	$-	$19	$23,854
Collectively evaluated for impairment	169,322	62,971	325,174	352,620	73,010	24,027	1,007,124

Total	$169,322	$62,971	$339,655	$361,974	$73,010	$24,046	$1,030,978

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

The Company evaluates the definitions of loan grades and the allowance for loan losses methodology on an ongoing basis. No changes were made to either during the period ended June 30, 2022.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the credit risk profile of the Company’s loan portfolio based on internal rating category as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2022
Grade
1 (Pass)	$191,291	$69,267	$296,788	$464,572	$59,275	$16,533	$1,097,726
2 (Watch)	-	-	15,000	1,752	225	-	16,977
3 (Special Mention)	-	-	16,845	1,879	144	-	18,868
4 (Substandard)	-	-	14,856	6,994	-	24	21,874
Total	$191,291	$69,267	$343,489	$475,197	$59,644	$16,557	$1,155,445

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2021
Grade
1 (Pass)	$169,322	$62,971	$282,268	$341,661	$72,295	$24,000	$952,517
2 (Watch)	-	-	14,976	4,658	255	-	19,889
3 (Special Mention)	-	-	27,112	6,300	460	-	33,872
4 (Substandard)	-	-	15,299	9,355	-	46	24,700
Total	$169,322	$62,971	$339,655	$361,974	$73,010	$24,046	$1,030,978

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	Past Due						Total Loans
	30–59 Days	60–89 Days	Greater than 90 Days	Total	Current	Total Loans	> 90 Days & Accruing

June 30, 2022
Construction & development	$-	$-	$-	$-	$191,291	$191,291	$-
1 - 4 family real estate	26	-	-	26	69,241	69,267	-
Commercial real estate - other	-	24	162	186	343,303	343,489	-
Commercial & industrial	9,919	31	75	10,025	465,172	475,197	-
Agricultural	-	-	55	55	59,589	59,644	55
Consumer	336	1	14	351	16,206	16,557	14
Total	$10,281	$56	$306	$10,643	$1,144,802	$1,155,445	$69

December 31, 2021
Construction & development	$-	$-	$-	$-	$169,322	$169,322	$-
1 - 4 family real estate	-	-	-	-	62,971	62,971	-
Commercial real estate - other	-	174	-	174	339,481	339,655	-
Commercial & industrial	-	19	501	520	361,454	361,974	401
Agricultural	-	-	77	77	72,933	73,010	77
Consumer	48	15	18	81	23,965	24,046	18
Total	$48	$208	$596	$852	$1,030,126	$1,030,978	$496

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents impaired loans as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
						Three Months Ended June 30, 2022		Six Months Ended June 30, 2022

June 30, 2022
Construction & development	$-	$-	$-	$-	$-	$85	$-	$42	$-
1 - 4 Family Real Estate	-	-	-	-	-	-	-	-	-
Commercial Real Estate - other	15,937	14,856	-	14,856	-	14,914	245	14,872	448
Commercial & industrial	7,317	6,774	220	6,994	220	7,059	-	9,294	123
Agricultural	-	-	-	-	-	-	-	2	-
Consumer	24	24	-	24	-	24	-	29	1
Total	$23,278	$21,654	$220	$21,874	$220	$22,082	$245	$24,239	$572

December 31, 2021						Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
Construction & development	$-	$-	$-	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-	-	-	-	-
Commercial Real Estate - other	15,412	14,481	-	14,481	-	10,267	332	9,134	454
Commercial & industrial	9,476	9,101	253	9,354	253	14,307	167	14,321	369
Agricultural	-	-	-	-	-	237	-	323	-
Consumer	18	19	-	19	-	63	-	63	-
Total	$24,906	$23,601	$253	$23,854	$253	$24,874	$499	$23,841	$823

Impaired loans include nonperforming loans and also include loans modified in troubled-debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At June 30, 2022, the Company had $1.3 million of commercial real estate loans, compared to $1.4 million of commercial real estate loans that were classified as troubled-debt restructurings and impaired as of December 31, 2021.  There were no newly modified troubled-debt restructurings during the six months ended June 30, 2022.

There were no troubled-debt restructurings modified in the past six months that subsequently defaulted for the period ended June 30, 2022.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table represents information regarding nonperforming assets at June 30, 2022 and December 31, 2021 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2022
Nonaccrual loans	$-	$-	$1,462	$8,011	$-	$-	$9,473
Troubled-debt restructurings (1)	-	-	-	-	-	-	-
Accruing loans 90 or more days past due	-	-	-	-	55	14	69

Total nonperforming loans	$-	$-	$1,462	$8,011	$55	$14	$9,542

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2021
Nonaccrual loans	$-	$-	$2,708	$7,163	$-	$14	$9,885
Troubled-debt restructurings (1)	-	-	-	-	-	-	-
Accruing loans 90 or more days past due	-	-	-	401	77	18	496

Total nonperforming loans	$-	$-	$2,708	$7,564	$77	$32	$10,381
(1)	$1.3 million of TDRs as of June 30, 2022 and $1.4 million as of December 31, 2021, are included in the nonaccrual loans balance.

Note 7:	Shareholders’ Equity

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

A summary of the activity under the RP is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Number of shares repurchased	-	-	-	-
Average price of shares repurchased	$-	$-	$-	$-
Shares remaining to be repurchased	750,000	717,822	750,000	717,822

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I, and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2022, that the Company and Bank meet all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of June 30, 2022, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company’s and Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirements		With Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2022
Total capital to risk-weighted assets
Company	$139,886	12.14%	$92,200	8.00%	$121,012	10.50%	N/A	N/A
Bank	139,853	12.15%	92,119	8.00%	120,906	10.50%	$115,149	10.00%
Tier I capital to risk-weighted assets
Company	129,067	11.20%	69,150	6.00%	97,962	8.50%	N/A	N/A
Bank	129,034	11.21%	69,089	6.00%	97,876	8.50%	92,119	8.00%
CET I capital to risk-weighted assets
Company	129,067	11.20%	51,862	4.50%	80,675	7.00%	N/A	N/A
Bank	129,034	11.21%	51,817	4.50%	80,604	7.00%	74,847	6.50%
Tier I capital to average assets
Company	129,067	8.97%	57,566	4.00%	N/A	N/A	N/A	N/A
Bank	129,034	8.97%	57,540	4.00%	N/A	N/A	71,925	5.00%

As of December 31, 2021
Total capital to risk-weighted assets
Company	$127,946	12.54%	$81,620	8.00%	$107,126	10.50%	N/A	N/A
Bank	127,844	12.54%	81,539	8.00%	107,020	10.50%	$101,924	10.00%
Tier I capital to risk-weighted assets
Company	117,631	11.53%	61,215	6.00%	86,721	8.50%	N/A	N/A
Bank	117,528	11.53%	61,154	6.00%	86,635	8.50%	81,539	8.00%
CET I capital to risk-weighted assets
Company	117,631	11.53%	45,911	4.50%	71,417	7.00%	N/A	N/A
Bank	117,528	11.53%	45,866	4.50%	71,347	7.00%	66,250	6.50%
Tier I capital to average assets
Company	117,631	10.56%	44,571	4.00%	N/A	N/A	N/A	N/A
Bank	117,528	10.55%	44,571	4.00%	N/A	N/A	55,714	5.00%

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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

As of June 30, 2022, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At June 30, 2022, approximately $47.4 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 8:	Related-Party Transactions

At June 30, 2022 and December 31, 2021, the Company had no loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties).

The Bank leases office and retail banking space in Woodward, Oklahoma from Haines Realty Investments Company, LLC, a related party of the Company.  Lease expense totaled $39,000 and $46,000 for the three months ended June 30, 2022 and 2021, respectively and $77,000 and $92,000 for the six months ended June 30, 2022 and 2021, respectively. In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Note 9:	Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to the maximum legal limit with the Company matching up to 5% of the employee’s salary. Employer contributions charged to expense for the three months ended June 30, 2022 and 2021 totaled $113,000 and $75,000, respectively. Employer contributions charged to expense for the six months ended June 30, 2022 and 2021 totaled $208,000 and $140,000, respectively.

Stock-Based Compensation

The Company adopted a nonqualified incentive stock option plan (the “Incentive Plan”) in September 2018. The Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Incentive Plan for the three months ended June 30, 2022 and 2021 totaled $706,000 and $171,000, respectively. Compensation expense related to the Incentive Plan for the six months ended June 30, 2022 and 2021 totaled $992,000 and $473,000, respectively. There were 706,587 shares available for future grants as of June 30, 2022.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table is a summary of the stock option activity under the Incentive Plan (dollar amounts in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Six Months Ended June 30, 2022
Outstanding at December 31, 2021	264,000	$17.41
Options Granted	-	-
Options Exercised	14,812	17.67
Options Forfeited	-	-
Outstanding at June 30, 2022	249,188	17.40	7.07	$1,355,991
Exercisable at June 30, 2022	137,498	18.23	6.64	$634,492

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period.

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the period presented. There were no grants for the six months ended June 30, 2022.

For the Six Months Ended June 30, 2021
Risk-free interest rate	0.52%
Dividend yield	2.89%
Stock price volatility	66.67%
Expected term	6.41

The following table summarizes share information about RSUs for the six months ended June 30, 2022 and 2021:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Six Months Ended June 30, 2022
Outstanding at December 31, 2021	172,993	$19.02
Shares granted	500	24.18
Shares vested	(15,584)	15.98
Shares forfeited	-	-
End of the period balance	157,909	$19.34

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Six Months Ended June 30, 2021
Outstanding at December 31, 2020	118,000	$18.09
Shares granted	25,200	14.31
Shares vested	(7,582)	18.02
Shares forfeited	-	-
End of the period balance	135,618	$17.39

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
As of June 30, 2022, there was approximately $2.3 million of unrecognized compensation expense related to 157,909 unvested RSUs and $438,000 of unrecognized compensation expense related to 249,188 unvested and/or unexercised stock options. The stock option expense is expected to be recognized over a weighted average period of 2.19 years, and the RSU expense is expected to be recognized over a weighted average period of 2.66 years.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2022 and December 31, 2021 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2022
Impaired loans (collateral- dependent)	$6,770	$-	$-	$6,770

December 31, 2021
Impaired loans (collateral- dependent)	$6,910	$-	$-	$6,910

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted- Average
June 30, 2022
Collateral-dependent impaired loans	$6,770	Appraisals from comparable properties	Estimated cost to sell	20%

December 31, 2021
Collateral-dependent impaired loans	$6,910	Appraisals from comparable properties	Estimated cost to sell	20%

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents estimated fair values of the Company’s financial instruments not recorded at fair value at June 30, 2022 and December 31, 2021 (dollars in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2022

Financial Assets
Cash and due from banks	$123,437	$123,437	$-	$-	$123,437
Federal funds sold	-	-	-	-	-
Interest-bearing time deposits in other banks	1,992	-	1,992	-	1,992
Loans, net of allowance	1,141,497	-	1,132,823	6,770	1,139,593
Loans held for sale	635	-	635	-	635
Nonmarketable equity securities	1,192	-	1,192	-	1,192
Interest receivable	5,741	-	5,741	-	5,741

Financial Liabilities
Deposits	$1,346,291	$-	$1,347,589	$-	$1,347,589
Interest payable	102	-	102	-	102

December 31, 2021

Financial Assets
Cash and due from banks	$195,359	$195,359	$-	$-	$195,359
Federal funds sold	9,493	9,493	-	-	9,493
Interest-bearing time deposits in other banks	3,237	-	3,237	-	3,237
Loans, net of allowance	1,018,085	-	1,011,048	6,910	1,017,958
Loans held for sale	464	-	464	-	464
Nonmarketable equity securities	1,202	-	1,202	-	1,202
Interest receivable	4,259	-	4,259	-	4,259

Financial Liabilities
Deposits	$1,217,471	$-	$1,217,094	$-	$1,217,094
Interest payable	117	-	117	-	117

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value:

Cash and Due from Banks, Interest-Bearing Time Deposits in Other Banks, Nonmarketable Equity Securities, Interest Receivable and Interest Payable

The carrying amount approximates fair value.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at June 30, 2022 and December 31, 2021.

Note 11:	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets. The following summarizes those financial instruments with contract amounts representing credit risk as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Commitments to extend credit	$233,951	$200,393
Financial and performance standby letters of credit	2,276	5,809

	$236,227	$206,202

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
Notes to Unaudited Condensed Consolidated Financial Statements
Note 12:	Significant Estimates and Concentrations

GAAP requires disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for loan losses are reflected in Note 6 regarding loans.  Current vulnerabilities due to off-balance sheet credit risk are discussed in Note 11.

As of June 30, 2022, hospitality loans were 17% of gross total loans with outstanding balances of $200.3 million and unfunded commitments of $28.2 million; energy loans were 11% of gross total loans with outstanding balances of $131.6 million and unfunded commitments of $37.3 million.

The Company evaluates goodwill for potential goodwill impairment on an annual basis or more often based on consideration if any impairment indicators have occurred. A prolonged strain on the U.S. economy impacting the Company could result in goodwill being partially or fully impaired. At June 30, 2022, goodwill of $8.7 million was recorded on the consolidated balance sheet.

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

As of June 30, 2022, we had total assets of $1.5 billion, gross loans of $1.2 billion, total deposits of $1.3 billion and total shareholders’ equity of $131.5 million.

Results of Operations

Performance Summary. For the second quarter of 2022, we reported a pre-tax income of $9.3 million, compared to pre-tax income of $8.1 million for the second quarter of 2021. For the first six months of 2022, we reported a pre-tax income of $17.5 million, compared to pre-tax income of $14.9 million for the same period in 2021. For the second quarter of 2022, interest income increased by $2.2 million, or 15.5%, compared to the second quarter of 2021. For the first six months of 2022, interest income increased by $4.0 million, or 14.4%, compared to the same period in 2021. For the second quarter of 2022, average total loans were $1.1 billion with loan yields of 5.80% as compared to average total loans of $889.3 million with loan yields of 6.48% for the second quarter of 2021. For the first six months of 2022, average total loans were $1.0 billion with loan yields of 5.80% as compared to average total loans of $868.5 million with loan yields of 6.37% for the same period in 2021.

Our provision for loan losses for the second quarter of 2022 was $219,000, compared to $1.3 million for the second period of 2021. Our provision for loan losses for the first six months of 2022 was $495,000, compared to $2.6 million for the same period in 2021.

Return on average equity was 21.67% for the second quarter of 2022, as compared to 21.61% for the second quarter of 2021. Return on average equity was 20.52% for first six months of 2022, as compared to 20.34% for the same period in 2021.

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

	Net Interest Margin Including Loan Fee Income
	For the Three Months Ended June 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Short-term investments(1)	$130,961	$263	0.81%	$128,643	$64	0.20%
Investment securities, taxable-equivalent(2)	174,583	571	1.31	1,187	16	5.41
Investment securities, tax exempt	22,244	85	1.53	-	-	-
Loans held for sale	279	-	-	557	-	-
Total loans(3)	1,090,053	15,754	5.80	889,278	14,357	6.48
Total interest-earning assets	1,418,120	16,673	4.72	1,019,665	14,437	5.68
Noninterest-earning assets	25,341			5,086
Total assets	$1,443,461			$1,024,751

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$693,619	555	0.32%	$399,293	329	0.33%
Time deposits	183,494	323	0.71	212,212	443	0.84
Total interest-bearing deposits	877,113	878	0.40	611,505	772	0.51
Total interest-bearing liabilities	877,113	878	0.40	611,505	772	0.51

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$429,388			293,867
Other noninterest-bearing liabilities	6,925			6,047
Total noninterest-bearing liabilities	436,313			299,914
Shareholders' equity	130,035			113,332
Total liabilities and shareholders' equity	$1,443,461			$1,024,751

Net interest income including loan fee income		$15,795			$13,665
Net interest spread including loan fee income(4)			4.32%			5.17%
Net interest margin including loan fee income			4.47%			5.38%

(1)	Taxable-equivalent yield of 2.03% as of June 30, 2022, applying a 24.5% effective tax rate
(2)	Non-accrual loans of $9.5 million and $12.2 million as of June 30, 2022 and June 30, 2021, respectively, are included in loans.

For the second quarter of 2022 compared to the second quarter of 2021:
-	Interest income on debt securities totaled $656,000 an increase of $643,000 or 4,946%, as a result of debt securities acquired in December 2021 and purchased during the first quarter of 2022;
-
Interest income on total loans totaled $15.8 million, an increase of $1.4 million or 9.7%, due to an increase in average loans of $200.8 million, or 22.6%, partially offset by of a 68 basis points or 10.5% decrease in loan yields;

-	Loan fees totaled $1.5 million, a decrease of $1.0 million or 40.8%, related to nonrecurring PPP loan fee income decreasing and
-	Net interest margin for the second quarter of 2022 was 4.47% compared to 5.38% for the second quarter of 2021.

	Net Interest Margin Including Loan Fee Income
	For the Six Months Ended June 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Short-term investments(1)	$159,157	$348	0.44%	$127,203	$157	0.25%
Investment securities, taxable-equivalent(2)	132,086	935	1.43	1,180	17	2.91
Investment securities, tax exempt	22,487	183	1.64	-	-	-
Loans held for sale	383	-	-	445	-	-
Total loans(3)	1,047,220	30,131	5.80	868,526	27,450	6.37
Total interest-earning assets	1,361,333	31,597	4.68	997,354	27,624	5.59
Noninterest-earning assets	24,506			6,090
Total assets	$1,385,839			$1,003,444

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$667,159	1,012	0.31%	$412,070	691	0.34%
Time deposits	176,587	583	0.67	208,903	956	0.92
Total interest-bearing deposits	843,746	1,595	0.38	620,973	1,647	0.53
Total interest-bearing liabilities	843,746	1,595	0.38	620,973	1,647	0.53

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$405,674			266,237
Other noninterest-bearing liabilities	6,615			5,126
Total noninterest-bearing liabilities	412,289			271,363
Shareholders' equity	129,804			111,108
Total liabilities and shareholders' equity	$1,385,839			$1,003,444

Net interest income including loan fee income		$30,002			$25,977
Net interest spread including loan fee income(4)			4.30%			5.05%
Net interest margin including loan fee income			4.44%			5.25%

(1)	Taxable-equivalent yield of 2.17% as of June 30, 2022, applying a 24.5% effective tax rate
(2)	Non-accrual loans of $9.5 million and $12.2 million as of June 30, 2022 and June 30, 2021, respectively, are included in loans.

For the first six months of 2022 compared to the same period in 2021:
-	Interest income on debt securities totaled $1.1 million and increase of $1.1 million or 6,582%, a result of debt securities acquired in December 2021 and purchased during the first six months of 2022;
-
Interest income on total loans totaled $30.1 million, an increase of $2.7 million or 9.8%, due to an increase in average loans of $179 million, or 20.6%, and in spite of a 57 basis points or 8.9% decrease in loan yields;

-	Loan fees totaled $3.1 million, a decrease of $1.4 million or 30.7%, related to nonrecurring PPP loan fee income decreasing and
-	Net interest margin for the first six months of 2022 was 4.44% compared to 5.25% for the same period in 2021.

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

	Analysis of Changes in Interest Income and Expenses
	For the Three Months Ended June 30, 2022 vs 2021
	Change due to:		Interest Variance
	Volume(1)	Rate(1)
(in thousands)	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$5	$194	$199
Debt securities	10,584	(9,944)	640
Total loans	13,010	(11,613)	1,397
Total increase (decrease) in interest income	23,599	(21,363)	2,236

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	971	(745)	226
Time deposits	(241)	121	(120)
Total interest-bearing deposits	730	(624)	106
Total increase (decrease) in interest expense	730	(624)	106

Increase (Decrease) in net interest income	$22,869	$(20,739)	$2,130

	Analysis of Changes in Interest Income and Expenses
	For the Six Months Ended June 30, 2022 vs 2021
	Change due to:		Interest Variance
	Volume(1)	Rate(1)
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$40	$151	$191
Debt securities	2,214	(1,113)	1,101
Total loans	5,645	(2,964)	2,681
Total increase (decrease) in interest income	7,899	(3,926)	3,973

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	430	(109)	321
Time deposits	(147)	(226)	(373)
Total interest-bearing deposits	283	(335)	(52)
Total increase (decrease) in interest expense	283	(335)	(52)

Increase (Decrease) in net interest income	$7,615	$(3,590)	$4,025

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

Weighted Average Yield of Debt Securities

 The following table summarizes the maturity distribution schedule with corresponding weighted average taxable equivalent yields of the debt securities portfolio at June 30, 2022. The following table presents securities at their expected maturities, which may differ from contractual maturities. The Company manages its debt securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds:

	As of June 30, 2022
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *
Available-for-sale	(Dollars in thousands)
U.S. Federal agencies	$41	4.13%	$199	4.17%	$-	0%	$-	0%	$240	4.16%
Mortgage-backed securities	1,751	1.05	9,947	2.04	5,881	1.79	27,795	2.53	45,374	2.27
State and political subdivisions	3,419	1.85	14,666	1.98	12,558	2.40	704	2.36	31,347	2.14
U.S. Treasuries	-	-	98,340	1.73	4,437	1.76	-	-	102,777	1.73
Corporate debt securities	-	-	-	-	5,310	5.38	-	-	5,310	5.38
Total	$5,211	1.59%	$123,152	1.79%	$28,186	2.74%	$28,499	2.53%	$185,048	2.04%
Percentage of total	2.82%		66.54%		15.23%		15.40%		100.00%

*	Yield is on a taxable-equivalent basis using 21% tax rate

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

The Allowance as a percentage of loans was 0.94% at June 30, 2022 and 1.00% at December 31, 2021.

Noninterest Income

Noninterest income for the three months ended June 30, 2022 was $692,000 compared to $579,000 for the same period in 2021, an increase of $113,000, or 19.5%. The following table sets forth the major components of our noninterest income for the three months ended June 30, 2022 and 2021:

	For the Three Months Ended
	June 30,
	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Secondary market income	$95	$78	$17	21.79%
Gain (Loss) on sales of available-for-sale debt securities	10	-	10	100.00%
Service charges on deposit accounts	219	119	100	84.03%
Other income and fees	368	382	(14)	-3.66%
Total noninterest income	$692	$579	$113	19.52%

Secondary market income totaled $95,000 for the second quarter of 2022, compared to $78,000 for the same period in 2021, an increase of $17,000, or 21.8%. The increase was attributable to an increase in mortgage lending activity. Service charges on deposit accounts totaled $219,000 for the second quarter of 2022, an increase of $100,000 or 84.0% compared to the second quarter of 2021. The increase is due to an overall increase in deposit activity due to the acquisition of Watonga in December 2021.

Noninterest income for the six months ended June 30, 2022 was $1.4 million compared to $916,000 for the same period in 2021, an increase of $451,000, or 49.2%. The following table sets forth the major components of our noninterest income for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended
	June 30,
	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Secondary market income	$261	$92	$169	183.70%
Gain (Loss) on sales of available-for-sale debt securities	(117)	-	(117)	-100.00
Service charges on deposit accounts	468	239	229	95.82%
Other income and fees	755	585	170	29.06%
Total noninterest income	$1,367	$916	$451	49.24%

Secondary market income totaled $261,000 for the first six months of 2022, compared to $92,000 for the same period in 2021, an increase of $169,000, or 183.7%. The increase was attributable to an increase in mortgage lending activity. Service charges on deposit accounts totaled $468,000 for the first six months of 2022, an increase of $229,000 or 95.8% compared to the same period in 2021. The increase is due to an overall increase in deposit activity due to the acquisition of Watonga in December 2021. Other income and fees totaled $755,000 for the first six months of 2022, an increase of $170,000 or 29.1% compared to the same period in 2021. The increase is due to an overall increase in other income due to the acquisition of Watonga in December 2021.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2022 was $7.0 million compared to $4.9 million for the same period in 2021, an increase of $2.1 million, or 42.8%. The following table sets forth the major components of our noninterest expense for the three months ended June 30, 2022 and 2021:

	For the Three Months Ended
	June 30,
	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$4,126	$2,949	$1,177	39.91%
Furniture and equipment	386	231	155	67.10%
Occupancy	571	458	113	24.67%
Data and item processing	559	286	273	95.45%
Accounting, marketing, and legal fees	209	149	60	40.27%
Regulatory assessments	226	161	65	40.37%
Advertising and public relations	121	71	50	70.42%
Travel, lodging and entertainment	74	118	(44)	-37.29%
Other expense	691	452	239	52.88%
Total noninterest expense	$6,963	$4,875	$2,088	42.83%

Salaries and employee benefits totaled $4.1 million for the second quarter of 2022 compared to $2.9 million for the same period in 2021, an increase of $1.2 million or 39.9%.  This increase was attributable to an increase in employee base due to bank-wide organic growth and the acquisition of Watonga in December 2021.

Noninterest expense for the six months ended June 30, 2022 was $13.4 million compared to $9.4 million for the same period in 2021, an increase of $4.0 million, or 42.1%. The following table sets forth the major components of our noninterest expense for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended
	June 30,
	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$8,152	$5,739	$2,413	42.05%
Furniture and equipment	744	433	311	71.82%
Occupancy	1,122	930	192	20.65%
Data and item processing	946	565	381	67.43%
Accounting, marketing, and legal fees	442	297	145	48.82%
Regulatory assessments	422	302	120	39.74%
Advertising and public relations	231	105	126	120.00%
Travel, lodging and entertainment	122	207	(85)	-41.06%
Other expense	1,202	841	361	42.93%
Total noninterest expense	$13,383	$9,419	$3,964	42.09%

Salaries and employee benefits totaled $8.2 million for the first six months of 2022 compared to $5.7 million for the same period in 2021, an increase of $2.4 million or 42.1%.  This increase was attributable to an increase in employee base due to bank-wide organic growth and the acquisition of Watonga in December 2021.

Financial Condition

The following discussion of our financial condition compares June 30, 2022 and December 31, 2021.

Total Assets

Total assets increased $137.9 million, or 10.2%, to $1.5 billion as of June 30, 2022, compared to $1.4 billion as of December 31, 2021. The increasing trend in total assets is primarily attributable to strong organic loan and deposit growth within the Oklahoma City and Dallas/Fort Worth metropolitan areas.

Loan Portfolio

The following table presents the balance and associated percentage of each major category in our loan portfolio as of June 30, 2022 and December 31, 2021:

	As of June 30,		As of December 31,
	2022		2021
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$191,291	16.6%	$169,322	16.4%
1-4 family real estate	69,267	6.0%	62,971	6.1%
Commercial real estate - other	343,489	29.7%	339,655	33.0%
Total commercial real estate	604,047	52.3%	571,948	55.5%

Commercial & industrial	475,197	41.1%	361,974	35.1%
Agricultural	59,644	5.2%	73,010	7.1%
Consumer	16,557	1.4%	24,046	2.3%
Gross loans	1,155,445	100.0%	1,030,978	100.0%
Less: unearned income, net	(3,129)		(2,577)
Total Loans, net of unearned income	1,152,316		1,028,401
Less: Allowance for loan losses	(10,819)		(10,316)
Net loans	$1,141,497		$1,018,085

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of June 30, 2022 and December 31, 2021, our gross loans were $1.2 billion and $1.0 billion, respectively.  Included in the commercial & industrial loan balances at June 30, 2022 and December 31, 2021, respectively, are $9.9 million and $18.7 million of loans that were originated under the SBA PPP program.

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

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of June 30, 2022
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$7,313	$59,911	$18,469	$97,519	$-	$3,090	$-	$4,989	$191,291
1-4 family real estate	11,985	10,407	14,572	19,543	327	5,981	-	6,452	69,267
Commercial real estate - other	5,425	51,366	86,964	169,734	339	16,913	-	12,748	343,489
Total commercial real estate	24,723	121,684	120,005	286,796	666	25,984	-	24,189	604,047

Commercial & industrial	47,144	162,403	51,069	197,825	5,312	10,801	-	643	475,197
Agricultural	604	13,516	5,333	34,835	496	1,312	45	3,503	59,644
Consumer	1,649	36	7,373	115	842	2,594	83	3,865	16,557
Gross loans	$74,120	$297,639	$183,780	$519,571	$7,316	$40,691	$128	$32,200	$1,155,445

	As of December 31, 2021
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$7,283	$71,551	$10,148	$74,052	$-	$2,243	$-	$4,045	$169,322
1-4 family real estate	3,259	21,322	11,979	11,674	926	7,375	-	6,436	62,971
Commercial real estate - other	5,156	97,309	59,227	143,906	413	19,230	-	14,414	339,655
Total commerical real estate	15,698	190,182	81,354	229,632	1,339	28,848	-	24,895	571,948

Commercial & industrial	24,249	142,553	16,346	145,654	20,474	12,047	-	651	361,974
Agricultural	2,529	17,441	5,156	39,305	623	1,587	-	6,369	73,010
Consumer	4,870	29	10,825	172	1,554	2,458	84	4,054	24,046
Gross loans	$47,346	$350,205	$113,681	$414,763	$23,990	$44,940	$84	$35,969	$1,030,978

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

The allowance was $10.8 million at June 30, 2022, compared to $10.3 million at December 31, 2021.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Six Months Ended June 30,
	2022	2021
	(Dollars in thousands)
Balance at beginning of the period	$10,316	$9,639
Provision for loan losses	495	2,575
Charge-offs:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	-	-
Commercial & industrial	-	-
Agricultural	-	-
Consumer	(6)	(61)
Total charge-offs	(6)	(61)
Recoveries:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	-	-
Commercial & industrial	-	14
Agricultural	-	138
Consumer	14	1
Total recoveries	14	153
Net recoveries (charge-offs)	8	92
Balance at end of the period	$10,819	$12,306
Net recoveries (charge-offs) to average loans	0.00%	-0.01%

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of June 30,		As of December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,792	16.6%	$1,695	16.4%
1-4 family real estate	649	6.0%	630	6.1%
Commercial real estate - Other	3,216	29.7%	3,399	33.0%
Commercial & industrial	4,449	41.1%	3,621	35.1%
Agricultural	558	5.2%	730	7.1%
Consumer	155	1.4%	241	2.3%
Total	$10,819	100.0%	$10,316	100.0%

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

If a TDR has demonstrated performance under the previous terms, is not experiencing financial difficulty and shows the capacity to continue to perform under the restructured terms, the loan will remain on accrual status. Otherwise, the loan will be placed on nonaccrual status until the borrower demonstrates a sustained period of performance, which generally requires six consecutive months of payments. Loans identified as TDRs are evaluated for impairment using the present value of the expected cash flows or the estimated fair value of the collateral, if the loan is collateral dependent. The fair value is determined, when possible, by an appraisal of the property less estimated costs related to liquidation of the collateral. The appraisal amount may also be adjusted for current market conditions. Adjustments to reflect the present value of the expected cash flows or the estimated fair value of collateral dependent loans are a component in determining an appropriate allowance, and as such, may result in increases or decreases to the provision for loan losses in current and future earnings.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned, or OREO, until sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of June 30,	As of December 31,
	2022	2021
	(Dollars in thousands)
Nonaccrual loans	$9,473	$9,885
Troubled-debt restructurings (1)	-	-
Accruing loans 90 or more days past due	69	496
Total nonperforming loans	9,542	10,381
Other real estate owned	-	-
Total nonperforming assets	$9,542	$10,381
Ratio of nonperforming loans to total loans	0.83%	1.01%
Ratio of nonaccrual loans to total loans	0.82%	0.96%
Ratio of allowance for loan losses to total loans	0.94%	1.00%
Ratio of allowance for loan losses to nonaccrual loans	114.21%	104.36%
Ratio of nonperforming assets to total assets	0.64%	0.77%

(1)	$1.3 million of TDRs as of June 30, 2022 and $1.4 million as of December 31, 2021 are included in the nonaccrual loans balance in the line above

The following tables present an aging analysis of loans as of the dates indicated.

	As of June 30, 2022
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total past due loans	Current	Total loans
	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$191,291	$191,291
1-4 family real estate	26	-	-	-	26	69,241	69,267
Commercial real estate - other	-	24	162	-	186	343,303	343,489
Commercial & industrial	9,919	31	75	-	10,025	465,172	475,197
Agricultural	-	-	55	55	55	59,589	59,644
Consumer	336	1	14	14	351	16,206	16,557
Total	$10,281	$56	$306	$69	$10,643	$1,144,802	$1,155,445

	As of December 31, 2021
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Total loans
	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$169,322	$169,322
1-4 family real estate	-	-	-	-	-	62,971	62,971
Commercial real estate - other	-	174	-	-	174	339,481	339,655
Commercial & industrial	-	19	501	401	520	361,454	361,974
Agricultural	-	-	77	77	77	72,933	73,010
Consumer	48	15	18	18	81	23,965	24,046
Total	$48	$208	$596	$496	$852	$1,030,126	$1,030,978

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

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of June 30, 2022
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$191,291	$-	$-	$-	$191,291
1-4 family real estate	69,267	-	-	-	69,267
Commercial real estate - Other	296,788	15,000	16,845	14,856	343,489
Commercial & industrial	464,572	1,752	1,879	6,994	475,197
Agricultural	59,275	225	144	-	59,644
Consumer	16,533	-	-	24	16,557
Total	$1,097,726	$16,977	$18,868	$21,874	$1,155,445

	As of December 31, 2021
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$169,322	$-	$-	$-	$169,322
1-4 family real estate	62,971	-	-	-	62,971
Commercial real estate - Other	282,268	14,976	27,112	15,299	339,655
Commercial & industrial	341,661	4,658	6,300	9,355	361,974
Agricultural	72,295	255	460	-	73,010
Consumer	24,000	-	-	46	24,046
Total	$952,517	$19,889	$33,872	$24,700	$1,030,978

Troubled Debt Restructurings

TDRs are defined as those loans in which a bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with original contractual terms of the loan. Loans with insignificant delays or insignificant short-falls in the amount of payments expected to be collected are not considered to be impaired. Loans defined as impaired, based on applicable accounting guidance.

The following table presents loans restructured as TDRs as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
Commercial real estate	1	$1,300	$1,300	-
Total	1	$1,300	$1,300	$-

	As of December 31, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
Commercial real estate	1	$1,402	$1,402	-
Total	1	$1,402	$1,402	$-

There were no payment defaults with respect to loans modified as TDRs as of June 30, 2022 and December 31, 2021. Impairment analyses are prepared on TDRs in conjunction with the normal allowance process. There were no TDRs restructured during the six months ended June 30, 2022 and TDR’s restructured during the twelve months ended December 31, 2021 required no specific reserves.

The following table presents total TDRs, both in accrual and nonaccrual status as of the periods indicated:

	As of June 30, 2022		As of December 31, 2021
	Number of contracts	Amount	Number of contracts	Amount
	(Dollars in thousands)
Accrual	-	$-	-	$-
Nonaccrual	1	1,300	1	1,402
Total	1	$1,300	1	$1,402

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

Total deposits as of June 30, 2022 and December 31, 2021 were $1.3 billion and $1.2 billion, respectively. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	June 30, 2022		December 31, 2021
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars in thousands)
Noninterest-bearing demand	$447,077	33.2%	$366,705	30.1%
Interest-bearing transaction deposits	624,163	46.4%	583,389	47.9%
Savings deposits	89,623	6.7%	89,778	7.4%
Time deposits ($250,000 or less)	144,713	10.7%	132,690	10.9%
Time deposits (more than $250,000)	40,715	3.0%	44,909	3.7%
Total interest-bearing deposits	899,214	66.8%	850,766	69.9%
Total deposits	$1,346,291	100.0%	$1,217,471	100.0%

The following table summarizes our average deposit balances and weighted average rates for the six month period ending June 30, 2022 and year ended December 31, 2021:

	For the Six Months Ended June 30,		For the Year Ended December 31,
	2022		2021
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Non interest-bearing demand	$405,674	0.00%	$288,446	0.00%
Interest-bearing transaction deposits	573,021	0.32%	375,048	0.34%
Savings deposits	94,139	0.19%	55,220	0.23%
Time deposits	176,587	0.67%	205,437	0.81%
Total interest-bearing deposits	843,747	0.38%	635,705	0.48%
Total deposits	$1,249,421	0.26%	$924,151	0.33%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of June 30, 2022 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits ($250,000 or less)	$68,547	$21,315	$35,524	$19,327	$144,713
Time deposits (more than $250,000)	6,369	13,308	15,579	5,459	40,715
Total time deposits	$74,916	$34,623	$51,103	$24,786	$185,428

	As of December 31, 2021 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits ($250,000 or less)	$32,680	$37,016	$31,197	$31,797	$132,690
Time deposits (more than $250,000)	18,234	5,932	10,729	10,014	44,909
Total time deposits	$50,914	$42,948	$41,926	$41,811	$177,599

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

As of June 30, 2022, we had no unsecured fed funds lines with correspondent depository institutions with no amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $90.2 million as of June 30, 2022 and $78.1 million as of December 31, 2021.

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

As of June 30, 2022, the Bank was in compliance with all applicable regulatory requirements and categorized as “well-capitalized” under the prompt corrective action frame work.  There have been no conditions or events since June 30, 2022 that management believes would change this classification. The table below presents our applicable capital requirements, as well as our capital ratios as of June 30, 2022 and December 31, 2021. The Company exceeded all regulatory capital requirements and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. As of June 30, 2022, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

	Actual		With Capital Conservation Buffer		Minimum to be "Well- Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2022
Total capital (to risk-weighted assets)
Company	$139,886	12.14%	$121,012	10.50%	N/A	N/A
Bank	139,853	12.15%	120,906	10.50%	$115,149	10.00%
Tier 1 capital (to risk-weighted assets)
Company	129,067	11.20%	97,962	8.50%	N/A	N/A
Bank	129,034	11.21%	97,876	8.50%	92,119	8.00%
CET 1 capital (to risk-weighted assets)
Company	129,067	11.20%	80,675	7.00%	N/A	N/A
Bank	129,034	11.21%	80,604	7.00%	74,847	6.50%
Tier 1 capital (to average assets)
Company	129,067	8.97%	N/A	N/A	N/A	N/A
Bank	129,034	8.97%	N/A	N/A	71,925	5.00%

	Actual		With Capital Conservation Buffer		Minimum to be "Well- Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2021
Total capital (to risk-weighted assets)
Company	$127,946	12.54%	$107,126	10.50%	N/A	N/A
Bank	127,844	12.54%	107,020	10.50%	$101,924	10.00%
Tier 1 capital (to risk-weighted assets)
Company	117,631	11.53%	86,721	8.50%	N/A	N/A
Bank	117,528	11.53%	86,635	8.50%	81,539	8.00%
CET 1 capital (to risk-weighted assets)
Company	117,631	11.53%	71,417	7.00%	N/A	N/A
Bank	117,528	11.53%	71,347	7.00%	66,250	6.50%
Tier 1 capital (to average assets)
Company	117,631	10.56%	N/A	N/A	N/A	N/A
Bank	117,528	10.55%	N/A	N/A	55,714	5.00%

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased $4.1 million as of June 30, 2022 to $131.5 million, compared to $127.4 million as of December 31, 2021.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of June 30, 2022, and December 31, 2021:
	Payments Due as of June 30, 2022
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$1,160,863	$-	$-	$-	$1,160,863
Time deposits	160,642	22,852	1,934	-	185,428
Operating lease commitments	611	575	142	-	1,328
Total contractual obligations	$1,322,116	$23,427	$2,076	$-	$1,347,619

	Payments Due as of December 31, 2021
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$1,039,872	$-	$-	$-	$1,039,872
Time deposits	135,788	39,904	1,907	-	177,599
Operating lease commitments	611	782	241	-	1,634
Total contractual obligations	$1,176,271	$40,686	$2,148	$-	$1,219,105

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

The following table summarizes commitments as of the dates presented.

	As of June 30,	As of December 31,
	2022	2021
	(Dollars in thousands)
Commitments to extend credit	$233,951	$200,393
Standby letters of credit	2,276	5,809
Total	$236,227	$206,202

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of our unaudited condensed consolidated financial statements as of June 30, 2022.

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

Goodwill and Intangibles

Intangible assets totaled $1.5 million and goodwill, net of accumulated amortization, totaled $8.7 million for the six months ended June 30, 2022, compared to intangible assets of $1.6 million and goodwill of $8.5 million for the year ended December 31, 2021.

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

ITEM 4.

Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2022 of our disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, such controls.

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

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On September 5, 2019, the Company’s Board of Directors approved a stock repurchase plan authorizing the repurchase of up to 500,000 shares of the Company’s common stock. On March 13, 2020, the Company’s Board of Directors approved a 500,000 share expansion and on November 2, 2020, approved a 750,000 share expansion to the existing stock repurchase plan, for a total of 1,750,000 shares authorized under the plan. The September 2019 repurchase plan expired on September 5, 2021. On October 28, 2021, the Company’s Board of Directors approved a new repurchase plan that authorizes up to 750,000 shares of the Company’s common stock. Stock repurchases under the new repurchase plan will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management.  The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase plans do not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under these plans will be retired subsequent to acquisition. During the six months ended June 30, 2022, there were no shares purchased under the Company’s repurchase plan.

ITEM 3.

Defaults Upon Senior Securities

None

ITEM 4.

Mine Safety Disclosures

None

ITEM 5.

Other Information

None

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

BANK7 CORP.

DATED:	August 15, 2022	By:	/s/ Thomas L. Travis
Thomas L. Travis
President and Chief Executive Officer

DATED:	August 15, 2022	By:	/s/ Kelly J. Harris
Kelly J. Harris
Executive Vice President and Chief Financial Officer