Form 10-Q
period 2022-09-30
Bank7 Corp.
filed 2022-11-14
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or

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

As of November 14, 2022, the registrant had 9,115,739 shares of common stock, par value $0.01, outstanding.

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

Bank7 Corp.
Unaudited Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

Assets	September 30, 2022 (unaudited)	December 31, 2021

Cash and due from banks	$147,241	$195,359
Federal funds sold	-	9,493
Cash and cash equivalents	147,241	204,852
Interest-bearing time deposits in other banks	1,494	3,237
Available-for-sale debt securities	174,534	84,808
Loans, net of allowance for loan losses of $13,153 and $10,316 at September 30, 2022 and December 31, 2021, respectively	1,219,998	1,018,085
Loans held for sale	204	464
Premises and equipment, net	13,352	17,257
Nonmarketable equity securities	1,193	1,202
Core deposit intangibles	1,412	1,643
Goodwill	8,068	8,479
Interest receivable and other assets	13,456	10,522

Total assets	$1,580,952	$1,350,549

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$497,768	$366,705
Interest-bearing	939,568	850,766

Total deposits	1,437,336	1,217,471

Income taxes payable	446	-
Interest payable and other liabilities	7,351	5,670

Total liabilities	1,445,133	1,223,141

Shareholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding: 9,115,739 and 9,071,417 at September 30, 2022 and December 31, 2021 respectively	91	91
Additional paid-in capital	95,054	94,024
Retained earnings	51,123	33,149
Accumulated other comprehensive income (loss)	(10,449)	144

Total shareholders’ equity	135,819	127,408

Total liabilities and shareholders’ equity	$1,580,952	$1,350,549

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands, except share data)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Interest Income
Loans, including fees	$20,466	$13,927	$50,597	$41,377
Interest-bearing time deposits in other banks	10	35	39	141
Debt securities, taxable	690	-	1,625	-
Debt securities, tax-exempt	90	-	273	-
Other interest and dividend income	435	46	754	114

Total interest income	21,691	14,008	53,288	41,632

Interest Expense
Deposits	2,646	729	4,241	2,376

Total interest expense	2,646	729	4,241	2,376

Net Interest Income	19,045	13,279	49,047	39,256

Provision for Loan Losses	2,348	750	2,843	3,325

Net Interest Income After Provision for Loan Losses	16,697	12,529	46,204	35,931

Noninterest Income
Mortgage lending income	134	161	395	253
Loss on sales, prepayments and calls of available-for-sale debt securities	(10)	-	(127)	-
Service charges on deposit accounts	210	141	678	380
Other	506	275	1,261	860

Total noninterest income	840	577	2,207	1,493

Noninterest Expense
Salaries and employee benefits	3,996	2,946	12,148	8,685
Furniture and equipment	390	218	1,134	651
Occupancy	614	461	1,736	1,391
Data and item processing	522	292	1,468	857
Accounting, marketing and legal fees	340	150	782	447
Regulatory assessments	551	162	973	464
Advertising and public relations	83	76	314	181
Travel, lodging and entertainment	94	102	216	309
Other	543	372	1,745	1,213

Total noninterest expense	7,133	4,779	20,516	14,198

Income Before Taxes	10,404	8,327	27,895	23,226
Income tax expense	2,363	2,063	6,646	5,753
Net Income	$8,041	$6,264	$21,249	$17,473

Earnings per common share - basic	$0.88	$0.69	$2.34	$1.93
Earnings per common share - diluted	0.87	0.69	2.31	1.92
Weighted average common shares outstanding - basic	9,100,789	9,052,718	9,095,724	9,051,112
Weighted average common shares outstanding - diluted	9,209,754	9,105,255	9,194,928	9,078,671

Other Comprehensive Income
Unrealized losses on securities, net of tax benefit of $1.7 million and $0 for the three months ended September 30, 2022 and 2021, respectively; $3.2 million and $0 for the nine months ended September 30, 2022 and 2021, respectively	$(2,674)	$-	$(10,691)	$-
Reclassification adjustment for realized (gain)loss included in net income, net of tax of $2 and $0 for the three months ended September 30, 2022 and 2021, respectively; $29 and $0 for the nine months ended September 30, 2022 and 2021, respectively	8	-	98	-
Other comprehensive loss	$(2,666)	$-	$(10,593)	$-
Comprehensive Income	$5,375	$6,264	$10,656	$17,473

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(Dollar amounts in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common Stock (Shares)
Balance at beginning of period	9,098,655	9,050,606	9,071,417	9,044,765
Exercise of employee stock options	1,250	-	16,062	-
Shares issued for restricted stock units	15,834	19,432	28,260	25,273
Balance at end of period	9,115,739	9,070,038	9,115,739	9,070,038

Common Stock (Amount)
Balance at beginning of period	$91	$90	$91	$90
Shares issued for restricted stock units	-	1	-	1
Balance at end of period	$91	$91	$91	$91

Additional Paid-in Capital
Balance at beginning of period	$95,016	$93,635	$94,024	$93,162
Shares purchased and retired	(303)	(148)	(29)	(181)
Stock-based compensation expense	341	279	1,059	785
Balance at end of period	$95,054	$93,766	$95,054	$93,766

Retained Earnings
Balance at beginning of period	$44,174	$23,286	$33,149	$14,067
Net income	8,041	6,264	21,249	17,473
Cash dividends declared ($0.12 and $0.11 per share for the three months ended September 30, 2022 and 2021, respectively; $0.36 and $0.33 per share for the nine months ended September 30, 2022 and 2021, respectively)	(1,092)	(998)	(3,275)	(2,988)
Balance at end of period	$51,123	$28,552	$51,123	$28,552

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(7,783)	$-	$144	$-
Comprehensive loss	(2,666)	-	(10,593)	-
Balance at end of period	$(10,449)	$-	$(10,449)	$-

Total Shareholders’ equity	$135,819	$122,409	$135,819	$122,409

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in thousands)

	Nine Months Ended September 30,
	2022	2021

Operating Activities
Net income	$21,249	$17,473
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,063	775
Provision for loan losses	2,843	3,325
Amortization of premiums and discounts on securities	657	-
Gain on sales of loans	(395)	(253)
Net loss on sale of available for sale debt securities	127	-
Stock-based compensation expense	1,059	785
Gain on sale of premises and equipment	(24)	(11)
Cash receipts from the sale of loans originated for sale	25,542	13,274
Cash disbursements for loans originated for sale	(24,887)	(13,699)
Deferred income tax benefit	(236)	(65)
Changes in
Interest receivable and other assets	810	(214)
Interest payable and other liabilities	2,127	1,611

Net cash provided by operating activities	29,935	23,001

Investing Activities
Maturities of interest-bearing time deposits in other banks	2,490	11,183
Purchases of interest-bearing time deposits in other banks	(747)	-
Proceeds from sale of available-for-sale debt securities	11,820	-
Maturities, prepayments and calls of available-for-sale debt securities	17,032	-
Purchases of available-for-sale debt securities	(133,052)	-
Net change in loans	(204,756)	(91,744)
Purchases of premises and equipment	(273)	(253)
Proceeds from sale of premises and equipment	3,370	3
Change in nonmarketable equity securities	9	(21)

Net cash used in investing activities	(304,107)	(80,832)

Financing Activities
Net change in deposits	219,865	112,860
Cash distributions	(3,275)	(2,988)
Net cash settlement of equity compensation	(29)	(181)
Common stock issued for restricted stock units	-	1

Net cash provided by financing activities	216,561	109,692

(Decrease) Increase in Cash and Cash Equivalents	(57,611)	51,861

Cash and Cash Equivalents, Beginning of Period	204,852	153,901

Cash and Cash Equivalents, End of Period	$147,241	$205,762

Supplemental Disclosure of Cash Flows Information
Interest paid	$4,220	$2,480
Income taxes paid	$6,843	$6,087
Dividends declared and not paid	$1,092	$998
Measurement period goodwill adjustment	$(411)	$-

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Bank7 Corp. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Bank7 (the “Bank”). The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers located in Oklahoma, Texas, and to a lesser degree Kansas. The Bank is subject to competition from other financial institutions. The Company is subject to the regulation of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires lessees to recognize a lease liability and a right-of-use asset for all leases, excluding short-term leases, at the commencement date. The guidance in the ASU is effective for annual reporting periods beginning after December 15, 2021. Additionally, a modified retrospective transition approach is required for a leases existing at the earliest comparative period presented.  Management is in the process of planning implementation and has inventoried existing leases and reviewed all material lease agreements; it is not expected to have a significant impact on the Company’s financial condition, results of operation, or capital position, but will impact the presentation on the balance sheet of the Company’s current operating leases. The Company will adopt this ASU in the fourth quarter of 2022.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The ASU requires the replacement of the current incurred loss model with an expected loss model, referred to as the current expected credit loss (CECL) model. The guidance in the ASU is effective for reporting periods beginning after December 15, 2022 with a cumulative-effect adjustment to retained earnings required for the first reporting period. Management is in the process of parallel runs and has established a committee to assist in implementation and evaluation. The Company will adopt this ASU in the first quarter of 2023.

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

Revisions

Certain immaterial revisions have been made to the consolidated financial statements to properly present stock based compensation for the periods ending September 30, 2022 and September 30, 2021.  These revisions did not have a significant impact on the financial statement line items impacted or total assets, equity, or net income.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
An updated preliminary summary of the fair value of assets acquired and liabilities assumed from Watonga are as follows:

Estimated Fair Value
(in thousands)
Assets Acquired
Cash and cash equivalents	$41,747
Available-for-sale debt securities	86,166
Federal funds sold	7,941
Loans	117,335
Premises and equipment	8,669
Core deposit intangible	1,254
Prepaid expenses and other assets	4,512
Total assets acquiried	$267,624
Liabilities Assumed
Deposits	$243,487
Accounts payable and accrued expenses	1,696
Total liabilities assumed	$245,183
Net assets acquired	$22,441
Consideration transferred	29,498
Goodwill	$7,057

Goodwill decreased $649,000 and decreased $411,000 for the three months and nine months ended September 30, 2022, respectively, related to the resolution of contractual obligations, assessment of the fair value of premises and equipment, and tax provision adjustments.

As of the acquisition date, the Company evaluated $117.3 million of net loans ($118.5 million gross loans less $1.2 million discount) purchased in conjunction with the acquisition of Watonga Bancshares, Inc. in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs. As of September 30, 2022, the net loan balance of the ASC Topic 310-20 purchased loans is $68.8 million ($69.7 million gross loans less $818,000 discount). The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.

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

On March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, effectively eliminating reserve requirements for all depository institutions. There was no reserve requirement as of September 30, 2022.

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

The following table shows the computation of basic and diluted earnings per share:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2022	2021	2022	2021
(Dollars in thousands, except per share amounts)
Numerator
Net income	$8,041	$6,264	$21,249	$17,473

Denominator
Weighted-average shares outstanding for basic earnings per share	9,100,789	9,052,718	9,095,724	9,051,112
Dilutive effect of stock compensation (1)	108,965	52,537	99,204	27,559
Denominator for diluted earnings per share	9,209,754	9,105,255	9,194,928	9,078,671

Earnings per common share
Basic	$0.88	$0.69	$2.34	$1.93
Diluted	$0.87	$0.69	$2.31	$1.92

(1) The following have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented: Nonqualified stock options outstanding of 3,000 and 27,000 for the three month periods ended September 30, 2022 and 2021, respectively, and 3,000 and 264,000 for the nine month periods ended September 30, 2022 and 2021, respectively; Restricted stock units of 0 and 193,850 for the three month periods ended September 30, 2022 and 2021, respectively, and 0 and 108,000 for the nine month periods ended September 30, 2022 and 2021, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 5: Debt Securities

The following table summarizes the amortized cost and fair value of debt securities available-for-sale at September 30, 2022 and December 31, 2021 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale as of September 30, 2022
U.S. Federal agencies	$202	$-	$(8)	$194
Mortgage-backed securities(1)(2)	45,556	-	(5,410)	40,146
State and political subdivisions	30,871	-	(2,804)	28,067
U.S. Treasuries	106,041	-	(4,915)	101,126
Corporate debt securities	5,500	-	(499)	5,001
Total available-for-sale	188,170	-	(13,636)	174,534
Total debt securities	188,170	-	(13,636)	174,534

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale as of December 31, 2021
U.S. Federal agencies	$311	$2	$-	$313
Mortgage-backed securities(1)	33,085	69	-	33,154
State and political subdivisions	45,245	49	-	45,294
U.S. Treasuries	6,052	-	(5)	6,047
Corporate debt securities	-	-	-	-
Total available-for-sale	84,693	120	(5)	84,808
Total debt securities	84,693	120	(5)	84,808

(1) All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities.
(2) Included in mortgage-backed securities is $29.09 million of residential mortgage-backed securities and $16.47 million of commerical mortgage-backed securities.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The amortized cost and estimated fair value of investment securities at September 30, 2022, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of September 30, 2022
Due in one year or less	$2,082	$2,057
Due after one year through five years	116,636	111,572
Due after five years through ten years	23,268	20,258
Due after ten years	628	501
Mortgage-backed securities	45,556	40,146
Total available-for-sale	188,170	174,534

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of December 31, 2021
Due in one year or less	$3,622	$3,623
Due after one year through five years	22,030	22,076
Due after five years through ten years	22,819	22,821
Due after ten years	3,137	3,134
Mortgage-backed securities	33,085	33,154
Total available-for-sale	84,693	84,808

There was one holding of securities of issuers in an amount greater than 10% of stockholders equity at September 30, 2022, a U.S. Treasury note with a fair value of $96.01 million.

The following table presents a summary of realized gains and losses from the sale, prepayment and call of debt securities for the nine months ended September 30, 2022 and the three months ended September 30, 2022. Note, the Company did not have available-for-sale debt securities at September 30, 2021.

	Nine Months Ended September 30, 2022	Three Months Ended September 30, 2022
(in thousands)
Proceeds from sales, prepayments and calls	$28,852	$9,024
Gross realized gains on sales, prepayments and calls	10	-
Gross realized losses on sales, prepayments and calls	(137)	(10)
Total realized (losses), net	$(127)	$(10)

The following table details book value of pledged securities as of September 30, 2022:

(in thousands)	September 30, 2022	December 31, 2021
Book value of pledged securities	$29,260	$37,477

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table details gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021. As of September 30, 2022, the Company had the ability and intent to hold the debt securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased or acquired. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statements of comprehensive income.

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Available-for-sale as of September 30, 2022
U.S. Federal agencies	$194	$(8)	$-	$-	$194	$(8)
Mortgage-backed securities	40,146	(5,410)	-	-	40,146	(5,410)
State and political subdivisions(1)	28,067	(2,804)	-	-	28,067	(2,804)
U.S. Treasuries	101,126	(4,915)	-	-	101,126	(4,915)
Corporate debt securities	5,001	(499)	-	-	5,001	(499)
Total available-for-sale	$174,534	$(13,636)	$-	$-	$174,534	$(13,636)

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Available-for-sale as of December 31, 2021
U.S. Federal agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	-	-	-	-	-	-
State and political subdivisions(1)	-	-	-	-	-	-
U.S. Treasuries	6,047	(5)	-	-	6,047	(5)
Corporate debt securities	-	-	-	-	-	-
Total available-for-sale	$6,047	$(5)	$-	$-	$6,047	$(5)
(1) All of our state and political subdivisions securities are rate BBB+ or better.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6:	Loans and Allowance for Loan Losses

A summary of loans at September 30, 2022 and December 31, 2021, are as follows (dollars in thousands):

	September 30, 2022	December 31, 2021

Construction & development	$212,307	$169,322
1 - 4 family real estate	75,130	62,971
Commercial real estate - other	372,431	339,655
Total commercial real estate	659,868	571,948

Commercial & industrial	496,217	361,974
Agricultural	65,333	73,010
Consumer	15,160	24,046

Gross loans	1,236,578	1,030,978

Less allowance for loan losses	(13,153)	(10,316)
Less deferred loan fees	(3,427)	(2,577)

Net loans	$1,219,998	$1,018,085

Included in the commercial & industrial loan balances are $2.6 million and $18.7 million of loans that were originated under the SBA PPP program as of  September 30, 2022 and December 31, 2021, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended September 30, 2022 and 2021 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2022
Balance, beginning of period	$1,792	$649	$3,216	$4,449	$558	$155	$10,819

Charge-offs	-	-	-	-	-	(19)	(19)
Recoveries	-	-	-	-	-	5	5

Net (charge-offs) recoveries	-	-	-	-	-	(14)	(14)

Provision (credit) for loan losses	466	150	746	829	137	20	2,348

Balance, end of period	$2,258	$799	$3,962	$5,278	$695	$161	$13,153

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2021
Balance, beginning of period	$1,631	$448	$4,109	$5,189	$825	$104	$12,306

Charge-offs	-	-	-	(3,750)	-	(2)	(3,752)
Recoveries	-	-	-	1	-	1	2

Net (charge-offs) recoveries	-	-	-	(3,749)	-	(1)	(3,750)

Provision (credit) for loan losses	(290)	(61)	(1,185)	2,541	(230)	(25)	750

Balance, end of period	$1,341	$387	$2,924	$3,981	$595	$78	$9,306

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2022
Balance, beginning of period	$1,695	$630	$3,399	$3,621	$730	$241	$10,316

Charge-offs	-	-	-	-	-	(20)	(20)
Recoveries	-	-	-	-	-	14	14

Net (charge-offs) recoveries	-	-	-	-	-	(6)	(6)

Provision (credit) for loan losses	563	169	563	1,657	(35)	(74)	2,843

Balance, end of period	$2,258	$799	$3,962	$5,278	$695	$161	$13,153

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2021
Balance, beginning of period	$1,239	$334	$3,337	$4,035	$580	$114	$9,639

Charge-offs	-	-	-	(3,750)	-	(63)	(3,813)
Recoveries	-	-	-	15	138	2	155

Net (charge-offs) recoveries	-	-	-	(3,735)	138	(61)	(3,658)

Provision (credit) for loan losses	102	53	(413)	3,681	(123)	25	3,325

Balance, end of period	$1,341	$387	$2,924	$3,981	$595	$78	$9,306

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents, by portfolio segment, the balance in allowance for loan losses and the gross loans based upon portfolio segment and impairment method as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2022
Allowance Balance
Ending balance Individually evaluated for impairment	$-	$-	$-	$139	$-	$-	$139
Collectively evaluated for impairment	2,258	799	3,962	5,139	695	161	13,014

Total	$2,258	$799	$3,962	$5,278	$695	$161	$13,153

Gross Loans
Ending balance Individually evaluated for impairment	$-	$-	$10,127	$16,707	$144	$23	$27,001
Collectively evaluated for impairment	212,307	75,130	362,304	479,510	65,189	15,137	1,209,577

Total	$212,307	$75,130	$372,431	$496,217	$65,333	$15,160	$1,236,578

December 31, 2021
Allowance Balance
Ending balance Individually evaluated for impairment	$-	$-	$-	$253	$-	$-	$253
Collectively evaluated for impairment	1,695	630	3,399	3,368	730	241	10,063

Total	$1,695	$630	$3,399	$3,621	$730	$241	$10,316

Gross Loans
Ending balance Individually evaluated for impairment	$-	$-	$14,481	$9,354	$-	$19	$23,854
Collectively evaluated for impairment	169,322	62,971	325,174	352,620	73,010	24,027	1,007,124

Total	$169,322	$62,971	$339,655	$361,974	$73,010	$24,046	$1,030,978

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

The Company evaluates the definitions of loan grades and the allowance for loan losses methodology on an ongoing basis. No changes were made to either during the period ended September 30, 2022.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the credit risk profile of the Company’s loan portfolio based on internal rating category as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2022
Grade
1 (Pass)	$212,307	$75,130	$327,484	$476,640	$64,977	$15,137	$1,171,675
2 (Watch)	-	-	15,000	65	212	-	15,277
3 (Special Mention)	-	-	19,820	2,805	-	-	22,625
4 (Substandard)	-	-	10,127	16,707	144	23	27,001
Total	$212,307	$75,130	$372,431	$496,217	$65,333	$15,160	$1,236,578

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2021
Grade
1 (Pass)	$169,322	$62,971	$282,268	$341,661	$72,295	$24,000	$952,517
2 (Watch)	-	-	14,976	4,658	255	-	19,889
3 (Special Mention)	-	-	27,112	6,300	460	-	33,872
4 (Substandard)	-	-	15,299	9,355	-	46	24,700
Total	$169,322	$62,971	$339,655	$361,974	$73,010	$24,046	$1,030,978

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	Past Due						Total Loans
	30–59 Days	60–89 Days	Greater than 90 Days	Total	Current	Total Loans	> 90 Days & Accruing

September 30, 2022
Construction & development	$-	$-	$-	$-	$212,307	$212,307	$-
1 - 4 family real estate	-	-	-	-	75,130	75,130	-
Commercial real estate - other	-	23	-	23	372,408	372,431	-
Commercial & industrial	-	-	9,923	9,923	486,294	496,217	9,923
Agricultural	144	-	-	144	65,189	65,333	-
Consumer	44	-	23	67	15,093	15,160	23
Total	$188	$23	$9,946	$10,157	$1,226,421	$1,236,578	$9,946

December 31, 2021
Construction & development	$-	$-	$-	$-	$169,322	$169,322	$-
1 - 4 family real estate	-	-	-	-	62,971	62,971	-
Commercial real estate - other	-	174	-	174	339,481	339,655	-
Commercial & industrial	-	19	501	520	361,454	361,974	401
Agricultural	-	-	77	77	72,933	73,010	77
Consumer	48	15	18	81	23,965	24,046	18
Total	$48	$208	$596	$852	$1,030,126	$1,030,978	$496

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents impaired loans as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
						Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022

September 30, 2022
Construction & development	$-	$-	$-	$-	$-	$-	$-	$28	$-
1 - 4 Family Real Estate	-	-	-	-	-	-	-	-	-
Commercial Real Estate - other	10,505	10,127	-	10,127	-	12,547	263	14,097	508
Commercial & industrial	16,970	16,568	139	16,707	139	10,199	568	9,596	691
Agricultural	144	144	-	144	-	48	5	17	5
Consumer	23	23	-	23	-	30	2	29	3
Total	$27,642	$26,862	$139	$27,001	$139	$22,824	$838	$23,767	$1,207

December 31, 2021						Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
Construction & development	$-	$-	$-	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-	-	-	-	-
Commercial Real Estate - other	15,412	14,481	-	14,481	-	14,700	228	10,989	682
Commercial & industrial	9,476	9,101	253	9,354	253	12,331	64	13,658	433
Agricultural	-	-	-	-	-	-	-	215	-
Consumer	18	19	-	19	-	-	-	42	-
Total	$24,906	$23,601	$253	$23,854	$253	$27,031	$292	$24,904	$1,115

Impaired loans include nonperforming loans and also include loans modified in troubled-debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At September 30, 2022, the Company had $1.3 million of commercial real estate loans, compared to $1.4 million of commercial real estate loans that were classified as troubled-debt restructurings and impaired as of December 31, 2021.  There were no newly modified troubled-debt restructurings during the nine months ended September 30, 2022.

There were no troubled-debt restructurings modified in the past nine months that subsequently defaulted for the period ended September 30, 2022.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table represents information regarding nonperforming assets at September 30, 2022 and December 31, 2021 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2022
Nonaccrual loans	$-	$-	$1,405	$6,813	$-	$-	$8,218
Troubled-debt restructurings (1)	-	-	-	-	-	-	-
Accruing loans 90 or more days past due	-	-	-	9,923	-	23	9,946

Total nonperforming loans	$-	$-	$1,405	$16,736	$-	$23	$18,164

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2021
Nonaccrual loans	$-	$-	$2,708	$7,163	$-	$14	$9,885
Troubled-debt restructurings (1)	-	-	-	-	-	-	-
Accruing loans 90 or more days past due	-	-	-	401	77	18	496

Total nonperforming loans	$-	$-	$2,708	$7,564	$77	$32	$10,381
(1)	$1.3 million of TDRs as of September 30, 2022 and $1.4 million as of December 31, 2021, are included in the nonaccrual loans balance.

Note 7:	Shareholders’ Equity

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

A summary of the activity under the RP is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Number of shares repurchased	-	-	-	-
Average price of shares repurchased	$-	$-	$-	$-
Shares remaining to be repurchased	750,000	-	750,000	-

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I, and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2022, that the Company and Bank meet all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of September 30, 2022, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company’s and Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirements		With Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2022
Total capital to risk-weighted assets
Company	$149,939	12.09%	$99,195	8.00%	$130,193	10.50%	N/A	N/A
Bank	149,899	12.10%	99,114	8.00%	130,087	10.50%	123,892	10.00%
Tier I capital to risk-weighted assets
Company	136,786	11.03%	74,396	6.00%	105,394	8.50%	N/A	N/A
Bank	136,746	11.04%	74,335	6.00%	105,308	8.50%	99,114	8.00%
CET I capital to risk-weighted assets
Company	136,786	11.03%	55,797	4.50%	86,795	7.00%	N/A	N/A
Bank	136,746	11.04%	55,751	4.50%	86,724	7.00%	80,530	6.50%
Tier I capital to average assets
Company	136,786	9.01%	60,721	4.00%	N/A	N/A	N/A	N/A
Bank	136,746	9.01%	60,695	4.00%	N/A	N/A	75,868	5.00%

As of December 31, 2021
Total capital to risk-weighted assets
Company	$127,946	12.54%	$81,620	8.00%	$107,126	10.50%	N/A	N/A
Bank	127,844	12.54%	81,539	8.00%	107,020	10.50%	$101,924	10.00%
Tier I capital to risk-weighted assets
Company	117,631	11.53%	61,215	6.00%	86,721	8.50%	N/A	N/A
Bank	117,528	11.53%	61,154	6.00%	86,635	8.50%	81,539	8.00%
CET I capital to risk-weighted assets
Company	117,631	11.53%	45,911	4.50%	71,417	7.00%	N/A	N/A
Bank	117,528	11.53%	45,866	4.50%	71,347	7.00%	66,250	6.50%
Tier I capital to average assets
Company	117,631	10.56%	44,571	4.00%	N/A	N/A	N/A	N/A
Bank	117,528	10.55%	44,571	4.00%	N/A	N/A	55,714	5.00%

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

As of September 30, 2022, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At September 30, 2022, approximately $54.3 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 8:	Related-Party Transactions

At September 30, 2022 and December 31, 2021, the Company had no loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties).

The Bank leases office and retail banking space in Woodward, Oklahoma from Haines Realty Investments Company, LLC, a related party of the Company.  Lease expense totaled $39,000 and $45,000 for the three months ended September 30, 2022 and 2021, respectively and $116,000 and $137,000 for the nine months ended September 30, 2022 and 2021, respectively. In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 9:	Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to the maximum legal limit with the Company matching up to 5% of the employee’s salary. Employer contributions charged to expense for the three months ended September 30, 2022 and 2021 totaled $74,000 and $63,000, respectively. Employer contributions charged to expense for the nine months ended September 30, 2022 and 2021 totaled $281,000 and $204,000, respectively.

Stock-Based Compensation

The Company adopted an equity incentive plan (the “Incentive Plan”) in September 2018. The Incentive Plan permits the grant of restricted stock units and nonqualified incentive stock options. The Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Incentive Plan for the three months ended September 30, 2022 and 2021 totaled $341,000 and $279,000, respectively. Compensation expense related to the Incentive Plan for the nine months ended September 30, 2022 and 2021 totaled $1,059,000 and $785,000, respectively. There were 701,337 shares available for future grants as of September 30, 2022.

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

The Company uses newly issued shares for granting RSUs and stock options.

The following table is a summary of the stock option activity under the Incentive Plan (dollar amounts in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual	Aggregate Intrinsic Value
Nine Months Ended September 30, 2022
Outstanding at December 31, 2021	264,000	$17.41
Options Granted	3,000	-
Options Exercised	16,062	17.62
Options Forfeited	-	-
Outstanding at September 30, 2022	250,938	17.47	6.86	$1,185,052
Exercisable at September 30, 2022	171,873	18.39	6.30	$650,556

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the period presented. There were no grants for the nine months ended September 30, 2022.

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Risk-free interest rate	3.39%	0.52%
Dividend yield	1.96%	2.89%
Stock price volatility	34.92%	66.67%
Expected term	7.01	6.41

The following table summarizes share information about RSUs for the nine months ended September 30, 2022 and 2021:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Nine Months Ended September 30, 2022
Outstanding at December 31, 2021	172,993	$19.02
Shares granted	3,000	4.03
Shares vested	(41,584)	17.93
Shares forfeited	(750)	22.13
End of the period balance	133,659	$19.01

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Nine Months Ended September 30, 2021
Outstanding at December 31, 2020	118,000	$18.09
Shares granted	25,200	14.31
Shares vested	(33,582)	18.85
Shares forfeited	-	-
End of the period balance	109,618	$16.99

As of September 30, 2022, there was approximately $2.1 million of unrecognized compensation expense related to 133,659 unvested RSUs and $385,000 of unrecognized compensation expense related to 250,938 unvested and/or unexercised stock options. The stock option expense is expected to be recognized over a weighted average period of 2.17 years, and the RSU expense is expected to be recognized over a weighted average period of 2.48 years.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2022 and December 31, 2021 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2022
Impaired loans (collateral- dependent)	$6,673	$-	$-	$6,673

December 31, 2021
Impaired loans (collateral- dependent)	$6,910	$-	$-	$6,910

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted- Average
September 30, 2022
Collateral-dependent impaired loans	$6,673	Appraisals from comparable properties	Estimated cost to sell	20%

December 31, 2021
Collateral-dependent impaired loans	$6,910	Appraisals from comparable properties	Estimated cost to sell	20%

The following table presents estimated fair values of the Company’s financial instruments not recorded at fair value at September 30, 2022 and December 31, 2021 (dollars in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
September 30, 2022

Financial Assets
Cash and due from banks	$147,241	$147,241	$-	$-	$147,241
Federal funds sold	-	-	-	-	-
Interest-bearing time deposits in other banks	1,494	-	1,494	-	1,494
Loans, net of allowance	1,219,998	-	1,210,991	6,673	1,217,664
Loans held for sale	204	-	204	-	204
Nonmarketable equity securities	1,193	-	1,193	-	1,193
Interest receivable	6,354	-	6,354	-	6,354

Financial Liabilities
Deposits	$1,437,336	$-	$1,435,002	$-	$1,435,002
Interest payable	138	-	138	-	138

December 31, 2021

Financial Assets
Cash and due from banks	$195,359	$195,359	$-	$-	$195,359
Federal funds sold	9,493	9,493	-	-	$9,493
Interest-bearing time deposits in other banks	3,237	-	3,237	-	3,237
Loans, net of allowance	1,018,085	-	1,011,048	6,910	1,017,958
Loans held for sale	464	-	464	-	464
Nonmarketable equity securities	1,202	-	1,202	-	1,202
Interest receivable	4,259	-	4,259	-	4,259

Financial Liabilities
Deposits	$1,217,471	$-	$1,217,094	$-	$1,217,094
Interest payable	117	-	117	-	117

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

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at September 30, 2022 and December 31, 2021.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 11:	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets. The following summarizes those financial instruments with contract amounts representing credit risk as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Commitments to extend credit	$228,006	$200,393
Financial and performance standby letters of credit	2,666	5,809

	$230,672	$206,202

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

As of September 30, 2022, hospitality loans were 19% of gross total loans with outstanding balances of $233.2 million and unfunded commitments of $20.9 million; energy loans were 14% of gross total loans with outstanding balances of $171.1 million and unfunded commitments of $55.1 million.

The Company evaluates goodwill for potential goodwill impairment on an annual basis or more often based on consideration if any impairment indicators have occurred. A prolonged strain on the U.S. economy impacting the Company could result in goodwill being partially or fully impaired. At September 30, 2022, goodwill of $8.1 million was recorded on the consolidated balance sheet.

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

As a bank holding company, we generate most of our revenue from interest income on loans and from short-term investments. The primary source of funding for our loans and short-term investments are deposits held by our subsidiary, Bank7. We measure our performance by our return on average equity, earnings per share, capital ratios, efficiency ratio (calculated by dividing noninterest expense by the sum of net interest income on a tax equivalent basis) and noninterest income.

As of September 30, 2022, we had total assets of $1.6 billion, gross loans of $1.2 billion, total deposits of $1.4 billion and total shareholders’ equity of $135.8 million.

Results of Operations

Performance Summary. For the third quarter of 2022, we reported a pre-tax income of $10.4 million, compared to pre-tax income of $8.3 million for the third quarter of 2021. For the first nine months of 2022, we reported a pre-tax income of $27.9 million, compared to pre-tax income of $23.2 million for the same period in 2021. For the third quarter of 2022, interest income increased by $7.7 million, or 54.9%, compared to the third quarter of 2021. For the first nine months of 2022, interest income increased by $11.7 million, or 28.0%, compared to the same period in 2021. For the third quarter of 2022, average total loans were $1.2 billion with loan yields of 6.69% as compared to average total loans of $924.4 million with loan yields of 5.98% for the third quarter of 2021. For the first nine months of 2022, average total loans were $1.1 billion with loan yields of 6.13% as compared to average total loans of $887.4 million with loan yields of 6.23% for the same period in 2021.

Our provision for loan losses for the third quarter of 2022 was $2.4 million, compared to $750,000 for the same period of 2021. Our provision for loan losses for the first nine months of 2022 was $2.8 million, compared to $3.3 million for the same period in 2021.

Return on average equity was 23.72% for the third quarter of 2022, as compared to 21.09% for the third quarter of 2021. Return on average equity was 21.54% for first nine months of 2022, as compared to 20.53% for the same period in 2021.

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

	Net Interest Margin Including Loan Fee Income
	For the Three Months Ended September 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Short-term investments	$99,751	$445	1.77%	$120,078	$79	0.26%
Debt securities, taxable	163,699	690	1.67	1,187	2	0.67
Debt securities, tax exempt(1)	21,811	90	1.64	-	-	-
Loans held for sale	1,281	-	-	610	-	-
Total loans(2)	1,213,080	20,466	6.69	924,391	13,927	5.98
Total interest-earning assets	1,499,622	21,691	5.74	1,046,266	14,008	5.31
Noninterest-earning assets	23,197			5,607
Total assets	$1,522,819			$1,051,873

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$761,927	2,338	1.22%	$401,843	332	0.33%
Time deposits	152,910	308	0.80	220,189	397	0.72
Total interest-bearing deposits	914,837	2,646	1.15	622,032	729	0.46
Total interest-bearing liabilities	$914,837	2,646	1.15	$622,032	729	0.46

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$463,882			$304,063
Other noninterest-bearing liabilities	8,132			6,633
Total noninterest-bearing liabilities	472,014			310,696
Shareholders' equity	135,968			119,145
Total liabilities and shareholders' equity	$1,522,819			$1,051,873

Net interest income including loan fee income		$19,045			$13,279
Net interest spread including loan fee income(4)			4.60%			4.85%
Net interest margin including loan fee income			5.04%			5.04%

(1)	Taxable-equivalent yield of 2.12% as of September 30, 2022, applying a 22.7% effective tax rate
(2)	Non-accrual loans of $8.2 million and $9.8 million as of September 30, 2022 and September 30, 2021, respectively, are included in loans.

For the third quarter of 2022 compared to the third quarter of 2021:
-	Interest income on debt securities totaled $780,000, an increase of $778,000, as a result of debt securities acquired in December 2021 and purchased during the first quarter of 2022;
-	Interest income on total loans totaled $20.5 million, an increase of $6.5 million or 47.0%, due to an increase in average loans of $288.7 million, or 31.2%;
-	Loan fees totaled $1.7 million, an increase of approximately $40,000 or 2.4%, and
-	Net interest margin for the third quarter of 2022 was 5.04% compared to 5.04% for the third quarter of 2021.

	Net Interest Margin Including Loan Fee Income
	For the Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Short-term investments	$139,133	$793	0.76%	$124,801	$236	0.25%
Debt securities, taxable-equivalent	142,913	1,625	1.52	1,182	19	2.15
Debt securities, tax exempt(1)	22,087	273	1.65	-	-	-
Loans held for sale	686	-	-	501	-	-
Total loans(2)	1,103,114	50,597	6.13	887,353	41,377	6.23
Total interest-earning assets	1,407,933	53,288	5.06	1,013,837	41,632	5.49
Noninterest-earning assets	24,069			5,927
Total assets	$1,432,002			$1,019,764

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$699,670	3,351	0.64%	$410,299	1,024	0.33%
Time deposits	168,608	890	0.71	212,706	1,352	0.85
Total interest-bearing deposits	868,278	4,241	0.65	623,005	2,376	0.51
Total interest-bearing liabilities	868,278	4,241	0.65	623,005	2,376	0.51

Noninterest-bearing liabilities:
Noninterest-bearing deposits	424,720			277,308
Other noninterest-bearing liabilities	7,128			5,634
Total noninterest-bearing liabilities	431,848			282,942
Shareholders' equity	131,876			113,817
Total liabilities and shareholders' equity	$1,432,002			$1,019,764

Net interest income including loan fee income		$49,047			$39,256
Net interest spread including loan fee income(4)			4.41%			4.98%
Net interest margin including loan fee income			4.66%			5.18%

(1)	Taxable-equivalent yield of 2.18% as of September 30, 2022, applying a 23.8% effective tax rate
(2)	Non-accrual loans of $8.2 million and $9.8 million as of September 30, 2022 and September 30, 2021, respectively, are included in loans.

For the first nine months of 2022 compared to the same period in 2021:
-	Interest income on debt securities totaled $1.9 million, an increase of $1.9 million, a result of debt securities acquired in December 2021 and purchased during the first nine months of 2022;
-	Interest income on total loans totaled $50.6 million, an increase of $9.2 million or 22.3%, due to an increase in average loans of $216 million, or 24.3%;
-	Average loan yields for the first nine month of 2022 were 6.13% compared to 6.23% for the same period in 2021, the higher yields in 2021 were due to loan fee income related to PPP loans.
-	Net interest margin for the first nine months of 2022 was 4.66% compared to 5.18% for the same period in 2021.

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

	Analysis of Changes in Interest Income and Expenses
	For the Three Months Ended September 30, 2022 vs 2021

	Change due to:
	Volume(1)	Rate(1)	Interest Variance
(in thousands)	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$(53)	$419	$366
Debt securities	1,235	(457)	778
Total loans	17,264	(10,725)	6,539
Total increase (decrease) in interest income	18,446	(10,763)	7,683

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	1,188	818	2,006
Time deposits	(484)	395	(89)
Total interest-bearing deposits	704	1,213	1,917
Total increase (decrease) in interest expense	704	1,213	1,917

Increase (Decrease) in net interest income	$17,742	$(11,976)	$5,766

	Analysis of Changes in Interest Income and Expenses
	For the Nine Months Ended September 30, 2022 vs 2021
	Change due to:
	Volume(1)	Rate(1)	Interest Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$27	$530	$557
Debt securities	2,634	(755)	1,879
Total loans	10,054	(834)	9,220
Total increase (decrease) in interest income	12,716	(1,060)	11,656

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	714	1,613	2,327
Time deposits	(280)	(182)	(462)
Total interest-bearing deposits	434	1,431	1,865
Total increase (decrease) in interest expense	434	1,431	1,865

Increase (Decrease) in net interest income	$12,281	$(2,490)	$9,791

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

Weighted Average Yield of Debt Securities

 The following table summarizes the maturity distribution schedule with corresponding weighted average taxable equivalent yields of the debt securities portfolio at September 30, 2022. The following table presents securities at their expected maturities, which may differ from contractual maturities. The Company manages its debt securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds:

	As of September 30, 2022
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total

	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *
Available-for-sale	(Dollars in thousands)
U.S. Federal agencies	$11	2.58%	$183	2.67%	$-	0%	$-	0%	$194	2.66%
Mortgage-backed securities	996	1.99	9,665	1.34	4,124	1.45	25,361	1.67	40,146	1.58
State and political subdivisions	2,046	1.58	14,477	1.23	11,043	1.43	501	1.48	28,067	1.34
U.S. Treasuries	-	-	96,912	1.18	4,214	1.10	-	-	101,126	1.18
Corporate debt securities	-	-	-	-	5,001	3.36	-	-	5,001	3.36
Total	$3,053	1.72%	$121,237	1.20%	$24,382	1.75%	$25,862	1.67%	$174,534	1.37%
Percentage of total	1.75%		69.46%		13.97%		14.82%		100.00%

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

The Allowance as a percentage of loans was 1.07% at September 30, 2022 and 1.00% at December 31, 2021.

Noninterest Income

Noninterest income for the three months ended September 30, 2022 was $840,000 compared to $577,000 for the same period in 2021, an increase of $263,000, or 45.6%. The following table sets forth the major components of our noninterest income for the three months ended September 30, 2022 and 2021:

	For the Three Months Ended
	September 30,
	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Mortgage lending income	$134	$161	$(27)	-16.77%
Gain (Loss) on sales of available-for-sale debt securities	(10)	-	(10)	-100.00%
Service charges on deposit accounts	210	141	69	48.94%
Other income and fees	506	275	231	84.00%
Total noninterest income	$840	$577	$263	45.58%

Mortgage lending income totaled $134,000 for the third quarter of 2022, compared to $161,000 for the same period in 2021, a decrease of $27,000, or 16.77%. Service charges on deposit accounts totaled $210,000 for the third quarter of 2022, an increase of $69,000 or 48.9% compared to the third quarter of 2021. The increase is due to an overall increase in deposit activity due to the acquisition of Watonga in December 2021.

Noninterest income for the nine months ended September 30, 2022 was $2.2 million compared to $1.5 million for the same period in 2021, an increase of $714,000, or 47.8%. The following table sets forth the major components of our noninterest income for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended
	September 30,
	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Mortgage lending income	$395	$253	$142	56.13%
Gain (Loss) on sales of available-for-sale debt securities	(127)	-	(127)	-100.00
Service charges on deposit accounts	678	380	298	78.42%
Other income and fees	1,261	860	401	46.63%
Total noninterest income	$2,207	$1,493	$714	47.82%

Mortgage lending income totaled $395,000 for the first nine months of 2022, compared to $253,000 for the same period in 2021, an increase of $142,000, or 56.1%. Service charges on deposit accounts totaled $678,000 for the first nine months of 2022, an increase of $298,000 or 78.4% compared to the same period in 2021. The increase is due to an overall increase in deposit activity due to the acquisition of Watonga in December 2021. Other income and fees totaled $1.3 million for the first nine months of 2022, an increase of $401,000 or 46.6% compared to the same period in 2021. The increase is due to an overall increase in other income due to the acquisition of Watonga in December 2021.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2022 was $7.1 million compared to $4.8 million for the same period in 2021, an increase of $2.4 million, or 49.3%. The following table sets forth the major components of our noninterest expense for the three months ended September 30, 2022 and 2021:

	For the Three Months Ended
	September 30,
	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$3,996	$2,946	$1,050	35.64%
Furniture and equipment	390	218	172	78.90%
Occupancy	614	461	153	33.19%
Data and item processing	522	292	230	78.77%
Accounting, marketing, and legal fees	340	150	190	126.67%
Regulatory assessments	551	162	389	240.12%
Advertising and public relations	83	76	7	9.21%
Travel, lodging and entertainment	94	102	(8)	-7.84%
Other expense	543	372	171	45.97%
Total noninterest expense	$7,133	$4,779	$2,354	49.26%

Salaries and employee benefits totaled $4.0 million for the third quarter of 2022 compared to $2.9 million for the same period in 2021, an increase of $1.1 million or 35.6%.  This increase was attributable to an increase in employee base due to bank-wide organic growth and the acquisition of Watonga in December 2021.

Noninterest expense for the nine months ended September 30, 2022 was $20.5 million compared to $14.2 million for the same period in 2021, an increase of $6.3 million, or 44.5%. The following table sets forth the major components of our noninterest expense for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended
	September 30,
	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$12,148	$8,685	$3,463	39.87%
Furniture and equipment	1,134	651	483	74.19%
Occupancy	1,736	1,391	345	24.80%
Data and item processing	1,468	857	611	71.30%
Accounting, marketing, and legal fees	782	447	335	74.94%
Regulatory assessments	973	464	509	109.70%
Advertising and public relations	314	181	133	73.48%
Travel, lodging and entertainment	216	309	(93)	-30.10%
Other expense	1,745	1,213	532	43.86%
Total noninterest expense	$20,516	$14,198	$6,318	44.50%

Salaries and employee benefits totaled $12.1 million for the first nine months of 2022 compared to $8.7 million for the same period in 2021, an increase of $3.5 million or 39.9%.  This increase was attributable to an increase in employee base due to bank-wide organic growth and the acquisition of Watonga in December 2021.

Financial Condition

The following discussion of our financial condition compares September 30, 2022 and December 31, 2021.

Total Assets

Total assets increased $230.4 million, or 17.1%, to $1.6 billion as of September 30, 2022, compared to $1.4 billion as of December 31, 2021. The increase in total assets is primarily attributable to strong organic growth within our major metropolitan markets in Oklahoma City, Tulsa, and Texas.

Loan Portfolio

The following table presents the balance and associated percentage of each major category in our loan portfolio as of September 30, 2022 and December 31, 2021:

	As of September 30,		As of December 31,
	2022		2021
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$212,307	17.2%	$169,322	16.4%
1-4 family real estate	75,130	6.1%	62,971	6.1%
Commercial real estate - other	372,431	30.1%	339,655	33.0%
Total commercial real estate	659,868	53.4%	571,948	55.5%

Commercial & industrial	496,217	40.1%	361,974	35.1%
Agricultural	65,333	5.3%	73,010	7.1%
Consumer	15,160	1.2%	24,046	2.3%
Gross loans	1,236,578	100.0%	1,030,978	100.0%
Less: unearned income, net	(3,427)		(2,577)
Total Loans, net of unearned income	1,233,151		1,028,401
Less: Allowance for loan losses	(13,153)		(10,316)
Net loans	$1,219,998		$1,018,085

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of September 30, 2022 and December 31, 2021, our gross loans were $1.2 billion and $1.0 billion, respectively.  Included in the commercial & industrial loan balances at September 30, 2022 and December 31, 2021, respectively, are $2.6 million and $18.7 million of loans that were originated under the SBA PPP program.

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

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of September 30, 2022
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$20,763	$64,030	$9,974	$109,626	$-	$1,323	$-	$6,591	$212,307
1-4 family real estate	11,097	13,237	22,514	15,320	321	6,317	-	6,324	75,130
Commercial real estate - other	2,706	52,929	107,450	179,281	330	18,436	-	11,299	372,431
Total commercial real estate	34,566	130,196	139,938	304,227	651	26,076	-	24,214	659,868

Commercial & industrial	46,027	188,115	65,280	181,299	3,995	10,862	-	639	496,217
Agricultural	776	15,198	5,833	37,945	470	1,726	121	3,264	65,333
Consumer	1,226	16	6,851	178	577	2,774	82	3,456	15,160
Gross loans	$82,595	$333,525	$217,902	$523,649	$5,693	$41,438	$203	$31,573	$1,236,578

	As of December 31, 2021
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$7,283	$71,551	$10,148	$74,052	$-	$2,243	$-	$4,045	$169,322
1-4 family real estate	3,259	21,322	11,979	11,674	926	7,375	-	6,436	62,971
Commercial real estate - other	5,156	97,309	59,227	143,906	413	19,230	-	14,414	339,655
Total commerical real estate	15,698	190,182	81,354	229,632	1,339	28,848	-	24,895	571,948

Commercial & industrial	24,249	142,553	16,346	145,654	20,474	12,047	-	651	361,974
Agricultural	2,529	17,441	5,156	39,305	623	1,587	-	6,369	73,010
Consumer	4,870	29	10,825	172	1,554	2,458	84	4,054	24,046
Gross loans	$47,346	$350,205	$113,681	$414,763	$23,990	$44,940	$84	$35,969	$1,030,978

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

The allowance was $13.2 million at September 30, 2022, compared to $10.3 million at December 31, 2021.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Nine Months Ended September 30,
	2022	2021
	(Dollars in thousands)
Balance at beginning of the period	$10,316	$9,639
Provision for loan losses	2,843	3,325
Charge-offs:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	-	-
Commercial & industrial	-	(3,750)
Agricultural	-	-
Consumer	(20)	(63)
Total charge-offs	(20)	(3,813)
Recoveries:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	-	-
Commercial & industrial	-	15
Agricultural	-	138
Consumer	14	2
Total recoveries	14	155
Net recoveries (charge-offs)	(6)	(3,658)
Balance at end of the period	$13,153	$9,306
Net recoveries (charge-offs) to average loans	0.00%	0.41%

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of September 30,		As of December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$2,258	17.2%	$1,695	16.4%
1-4 family real estate	799	6.1%	630	6.1%
Commercial real estate - Other	3,962	30.1%	3,399	33.0%
Commercial & industrial	5,278	40.1%	3,621	35.1%
Agricultural	695	5.3%	730	7.1%
Consumer	161	1.2%	241	2.3%
Total	$13,153	100.0%	$10,316	100.0%

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

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of September 30,	As of December 31,
	2022	2021
	(Dollars in thousands)
Nonaccrual loans	$8,218	$9,885
Troubled-debt restructurings (1)	-	-
Accruing loans 90 or more days past due	9,946	496
Total nonperforming loans	18,164	10,381
Other real estate owned	-	-
Total nonperforming assets	$18,164	$10,381
Ratio of nonperforming loans to total loans	1.47%	1.01%
Ratio of nonaccrual loans to total loans	0.67%	0.96%
Ratio of allowance for loan losses to total loans	1.07%	1.00%
Ratio of allowance for loan losses to nonaccrual loans	160.05%	104.36%
Ratio of nonperforming assets to total assets	1.15%	0.77%

(1) $1.3 million of TDRs as of September 30, 2022 and $1.4 million as of December 31, 2021 are included in the nonaccrual loans balance in the line above

The following tables present an aging analysis of loans as of the dates indicated.

	As of September 30, 2022
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total past due loans	Current	Total loans
	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$212,307	$212,307
1-4 family real estate	-	-	-	-	-	75,130	75,130
Commercial real estate - other	-	23	-	-	23	372,408	372,431
Commercial & industrial	-	-	9,923	9,923	9,923	486,294	496,217
Agricultural	144	-	-	-	144	65,189	65,333
Consumer	44	-	23	23	67	15,093	15,160
Total	$188	$23	$9,946	$9,946	$10,157	$1,226,421	$1,236,578

	As of December 31, 2021
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Total loans
	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$169,322	$169,322
1-4 family real estate	-	-	-	-	-	62,971	62,971
Commercial real estate - other	-	174	-	-	174	339,481	339,655
Commercial & industrial	-	19	501	401	520	361,454	361,974
Agricultural	-	-	77	77	77	72,933	73,010
Consumer	48	15	18	18	81	23,965	24,046
Total	$48	$208	$596	$496	$852	$1,030,126	$1,030,978

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

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of September 30, 2022
	Pass	Watch	Special mention	Substandard	Total

	(Dollars in thousands)
Construction & development	$212,307	$-	$-	$-	$212,307
1-4 family real estate	75,130	-	-	-	75,130
Commercial real estate - Other	327,484	15,000	19,820	10,127	372,431
Commercial & industrial	476,640	65	2,805	16,707	496,217
Agricultural	64,977	212	-	144	65,333
Consumer	15,137	-	-	23	15,160
Total	$1,171,675	$15,277	$22,625	$27,001	$1,236,578

	As of December 31, 2021
	Pass	Watch	Special mention	Substandard	Total

	(Dollars in thousands)
Construction & development	$169,322	$-	$-	$-	$169,322
1-4 family real estate	62,971	-	-	-	62,971
Commercial real estate - Other	282,268	14,976	27,112	15,299	339,655
Commercial & industrial	341,661	4,658	6,300	9,355	361,974
Agricultural	72,295	255	460	-	73,010
Consumer	24,000	-	-	46	24,046
Total	$952,517	$19,889	$33,872	$24,700	$1,030,978

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

The following table presents loans restructured as TDRs as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
Commercial real estate	1	$1,249	$1,249	-
Total	1	$1,249	$1,249	$-

	As of December 31, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
Commercial real estate	1	$1,402	$1,402	-
Total	1	$1,402	$1,402	$-

There were no payment defaults with respect to loans modified as TDRs as of September 30, 2022 and December 31, 2021. Impairment analyses are prepared on TDRs in conjunction with the normal allowance process. There were no TDRs restructured during the nine months ended September 30, 2022 and TDR’s restructured during the twelve months ended December 31, 2021 required no specific reserves. ;w

The following table presents total TDRs, both in accrual and nonaccrual status as of the periods indicated:

	As of September 30, 2022		As of December 31, 2021
	Number of contracts	Amount	Number of contracts	Amount
	(Dollars in thousands)
Accrual	-	$-	-	$-
Nonaccrual	1	1,249	1	1,402
Total	1	$1,249	1	$1,402

Deposits

We gather deposits primarily through our twelve branch locations and online through our website. We offer a variety of deposit products including demand deposit accounts and interest-bearing products, such as savings accounts and certificates of deposit. We put continued effort into gathering noninterest-bearing demand deposit accounts through loan production cross-selling, customer referrals, marketing efforts and various involvement with community networks. Some of our interest-bearing deposits are obtained through brokered transactions. We participate in the CDARS and ICS programs, where customer funds are placed into multiple deposit accounts, each in an amount under the standard FDIC insurance maximum of $250,000, and placed at a network of banks across the United States.

Total deposits as of September 30, 2022 and December 31, 2021 were $1.4 billion and $1.2 billion, respectively. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	September 30,		December 31,
	2022		2021
	Amount	Percentage of Total	Amount	Percentage of Total

	(Dollars in thousands)
Noninterest-bearing demand	$497,768	34.7%	$366,705	30.1%
Interest-bearing transaction deposits	664,416	46.2%	583,389	47.9%
Savings deposits	128,750	9.0%	89,778	7.4%
Time deposits ($250,000 or less)	108,358	7.5%	132,690	10.9%
Time deposits (more than $250,000)	38,044	2.6%	44,909	3.7%
Total interest-bearing deposits	939,568	65.3%	850,766	69.9%
Total deposits	$1,437,336	100.0%	$1,217,471	100.0%

The following table summarizes our average deposit balances and weighted average rates for the nine month period ending September 30, 2022 and year ended December 31, 2021:

	For the Nine Months Ended September 30,		For the Year Ended December 31,
	2022		2021
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate

	(Dollars in thousands)
Non interest-bearing demand	$424,720	0.00%	$288,446	0.00%
Interest-bearing transaction deposits	608,320	0.72%	375,048	0.34%
Savings deposits	91,350	0.13%	55,220	0.23%
Time deposits	168,608	0.71%	205,437	0.81%
Total interest-bearing deposits	868,278	0.98%	635,705	0.48%
Total deposits	$1,292,998	0.44%	$924,151	0.33%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of September 30, 2022 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total

	(Dollars in thousands)
Time deposits ($250,000 or less)	$30,419	$26,560	$34,455	$16,924	$108,358
Time deposits (more than $250,000)	11,559	12,876	8,272	5,337	38,044
Total time deposits	$41,978	$39,436	$42,727	$22,261	$146,402

	As of December 31, 2021 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total

	(Dollars in thousands)
Time deposits ($250,000 or less)	$32,680	$37,016	$31,197	$31,797	$132,690
Time deposits (more than $250,000)	18,234	5,932	10,729	10,014	44,909
Total time deposits	$50,914	$42,948	$41,926	$41,811	$177,599

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

As of September 30, 2022, we had no unsecured fed funds lines with correspondent depository institutions with no amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $95.8 million as of September 30, 2022 and $78.1 million as of December 31, 2021.

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
As of September 30, 2022, the Bank was in compliance with all applicable regulatory requirements and categorized as “well-capitalized” under the prompt corrective action frame work.  There have been no conditions or events since September 30, 2022 that management believes would change this classification. The table below presents our applicable capital requirements, as well as our capital ratios as of September 30, 2022 and December 31, 2021. The Company exceeded all regulatory capital requirements and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. As of September 30, 2022, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

	Actual		With Capital Conservation Buffer		Minimum to be "Well Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2022
Total capital (to risk-weighted assets)
Company	$149,939	12.09%	$130,193	10.50%	N/A	N/A
Bank	149,899	12.10%	130,087	10.50%	$123,892	10.00%
Tier 1 capital (to risk-weighted assets)
Company	136,786	11.03%	105,394	8.50%	N/A	N/A
Bank	136,746	11.04%	105,308	8.50%	99,114	8.00%
CET 1 capital (to risk-weighted assets)
Company	136,786	11.03%	86,795	7.00%	N/A	N/A
Bank	136,746	11.04%	86,724	7.00%	80,530	6.50%
Tier 1 capital (to average assets)
Company	136,786	9.01%	N/A	N/A	N/A	N/A
Bank	136,746	9.01%	N/A	N/A	75,868	5.00%

	Actual		With Capital Conservation Buffer		Minimum to be "Well Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2021
Total capital (to risk-weighted assets)
Company	$127,946	12.54%	$107,126	10.50%	N/A	N/A
Bank	127,844	12.54%	107,020	10.50%	$101,924	10.00%
Tier 1 capital (to risk-weighted assets)
Company	117,631	11.53%	86,721	8.50%	N/A	N/A
Bank	117,528	11.53%	86,635	8.50%	81,539	8.00%
CET 1 capital (to risk-weighted assets)
Company	117,631	11.53%	71,417	7.00%	N/A	N/A
Bank	117,528	11.53%	71,347	7.00%	66,250	6.50%
Tier 1 capital (to average assets)
Company	117,631	10.56%	N/A	N/A	N/A	N/A
Bank	117,528	10.55%	N/A	N/A	55,714	5.00%

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased $8.4 million as of September 30, 2022 to $135.8 million, compared to $127.4 million as of December 31, 2021.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of September 30, 2022, and December 31, 2021:

	Payments Due as of September 30, 2022
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$1,290,934	$-	$-	$-	$1,290,934
Time deposits	124,141	19,926	2,335	-	146,402
Operating lease commitments	576	513	102	-	1,191
Total contractual obligations	$1,415,651	$20,439	$2,437	$-	$1,438,527

	Payments Due as of December 31, 2021
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$1,039,872	$-	$-	$-	$1,039,872
Time deposits	135,788	39,904	1,907	-	177,599
Operating lease commitments	611	782	241	-	1,634
Total contractual obligations	$1,176,271	$40,686	$2,148	$-	$1,219,105

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

The following table summarizes commitments as of the dates presented.

	As of September 30,	As of December 31,
	2022	2021
	(Dollars in thousands)
Commitments to extend credit	$228,006	$200,393
Standby letters of credit	2,666	5,809
Total	$230,672	$206,202

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of our unaudited condensed consolidated financial statements as of September 30, 2022.

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

Goodwill and Intangibles

Intangible assets totaled $1.4 million and goodwill, net of accumulated amortization, totaled $8.1 million for the nine months ended September 30, 2022, compared to intangible assets of $1.6 million and goodwill of $8.5 million for the year ended December 31, 2021.

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

ITEM 4.

Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2022 of our disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, such controls.

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

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On September 5, 2019, the Company’s Board of Directors approved a stock repurchase plan authorizing the repurchase of up to 500,000 shares of the Company’s common stock. On March 13, 2020, the Company’s Board of Directors approved a 500,000 share expansion and on November 2, 2020, approved a 750,000 share expansion to the existing stock repurchase plan, for a total of 1,750,000 shares authorized under the plan. The September 2019 repurchase plan expired on September 5, 2021. On October 28, 2021, the Company’s Board of Directors approved a new repurchase plan that authorizes up to 750,000 shares of the Company’s common stock. Stock repurchases under the new repurchase plan will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management.  The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase plans do not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under these plans will be retired subsequent to acquisition. During the nine months ended September 30, 2022, there were no shares purchased under the Company’s repurchase plan.

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

BANK7 CORP.

DATED:	November 14, 2022	By: /s/ Thomas L. Travis
Thomas L. Travis
President and Chief Executive Officer

DATED:	November 14, 2022	By: /s/ Kelly J. Harris
Kelly J. Harris
Executive Vice President and Chief Financial Officer