Form 10-K
period 2022-12-31
Bank7 Corp.
filed 2023-03-24
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022.
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by  checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $88,873,167 based on the closing sale price reported on the NASDAQ Global Market Select System.

As of March 24, 2023, the registrant had 9,151,977 shares of common stock, par value $0.01, outstanding.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 18, 2023 are incorporated into Part III of this Annual Report on Form 10-K.

Item 1.   Business

Company Overview

We are Bank7 Corp., a bank holding company headquartered in Oklahoma City, Oklahoma. Through our wholly-owned subsidiary, Bank7, we operate twelve full-service branches in Oklahoma, Texas, and Kansas. We were formed in 2004 in connection with our acquisition of First National Bank of Medford, which was renamed Bank7 (the “Bank”).  We are focused on serving business owners and entrepreneurs by delivering fast, consistent and well-designed banking solutions. As of December 31, 2022, we had total assets of $1.58 billion, total loans of $1.26 billion, total deposits of $1.43 billion and total shareholders’ equity of $144.1 million.

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

The Bank has a particular focus in the following loan categories (i) commercial real estate lending, (ii) hospitality lending, (iii) energy lending, and (iv) commercial and industrial lending.  Although it is a very small segment of the Bank, we also provide consumer lending services to individuals for personal and household purposes, including secured and unsecured term loans and home improvement loans.  Consumer lending services include (i) residential real estate loans and mortgage banking services, (ii) personal lines of credit, (iii) loans for the purchase of automobiles, and (iv) other installment loans.

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

We focus on our daily execution, making sound credit decisions and maintaining cost discipline, which is the foundation for our success. Our customers are our top priority and we focus on efficiently providing tailored banking products and services to business owners and entrepreneurs, with a goal of generating consistent growth and delivering exceptional returns to our shareholders.  Additionally, we continually position ourselves for future growth both organically and through strategic acquisitions.

Cost Discipline and Efficiency

We constantly monitor expenditures, and, when appropriate, we use automation, technology and repeatable processes to drive profitability. The Bank operates as few branches as practical, and the branches we do operate are smaller and very cost efficient. As we continue to grow, we expect our utilization of automation, technology, and repeatable processes will continue to drive efficiencies throughout the Bank. Combining talented people with process automation will enable us to scale even further, and will also enable us to deliver consistently superior customer service.

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

Human Capital

Our corporate culture is defined by core values which include integrity, accountability, professionalism, community-focus and efficiency. As of December 31, 2022, we had 123 full time employees. We value our employees by investing in competitive compensation and benefit packages and fostering a team environment centered on professional service and open communication. Attracting, retaining and developing qualified, engaged employees who embody these values are crucial our success. We offer all of our employees a comprehensive benefits package that includes medical, dental and vision insurance, a flexible spending plan, group life insurance, short-term and long-term disability insurance, a traditional 401(k) Plan, competitive paid time off/paid holidays, and competitive incentives.

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

As of December 31, 2022, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

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

As of December 31, 2022, the Bank met the requirements for being deemed “well-capitalized” for purposes of the prompt corrective action regulations.

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

Examination Assessments. Oklahoma-chartered banks are required to pay an annual fee of $1,000 to the OBD to fund its operations. In addition, Oklahoma-chartered banks are charged an examination assessment calculated based on the amount of the Bank’s assets at rates established by the Oklahoma Banking Board. During the year ended December 31, 2022, the Bank paid examination assessments to the OBD totaling $184,000.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2022.

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

Loans to Directors, Executive Officers and Principal Shareholders. The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under the Federal Reserve’s Regulation O, as well as the Sarbanes-Oxley Act. These statutes and regulations impose limits the amount of loans the Bank may make to directors and other insiders and require that the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank, that the Bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with the Company or the Bank; and that the loans must not involve a greater than normal risk of non-payment or include other features not favorable to the Bank. Furthermore, the Bank must periodically report all loans made to directors and other insiders to the bank regulators. As of December 31, 2022, the Bank had no lines of credit for loans to insiders and one loan outstanding to insiders of $132,000.

Limits on Loans to One Borrower. As an Oklahoma state-chartered bank, the Bank is subject to limits on the amount of loans it can make to one borrower. With certain limited exceptions, loans and extensions of credit from Oklahoma state-chartered banks outstanding to any borrower (including certain related entities of the borrower) at any one time may not exceed 30% of the capital, less intangible assets, of the bank. An Oklahoma state-chartered bank may lend an additional amount if the loan is fully secured by certain types of collateral, like bonds or notes of the United States. Certain types of loans are exempted from the lending limits, including loans secured by segregated deposits held by the bank. The Bank’s legal lending limit to any one borrower was $47.4 million as of December 31, 2022.

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

Our business is primarily affected by the economies of Oklahoma, Texas and to a smaller degree the State of Kansas. Our success depends to a significant extent upon the business activity, population, income levels, employment trends, deposits and real estate activity in these markets.

As of December 31, 2022, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in our markets and the substantial majority of our secured loans were secured by collateral located in our markets.  Accordingly, we are exposed to risks associated with a lack of geographic diversification as any regional or local economic downturn that affects our markets, our existing or prospective borrowers, or property values in our markets may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.

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

The energy industry is a significant sector in our Oklahoma market, and to a lesser extent, Kansas and the Dallas/Fort Worth metropolitan area. A downturn or lack of growth in the energy industry and energy-related business, including sustained low oil or gas prices or the failure of oil or gas prices to rise in the future, could adversely affect our business, financial condition and results of operations. As of December 31, 2022, our energy loans, which include loans to exploration and production companies, midstream companies, purchasers of mineral and royalty interests and service providers totaled $182.8 million, or 14.4% of total loans, as compared to $98.5 million, or 9.6% of total loans as of December 31, 2021. In addition to our direct exposure to energy loans, we also have indirect exposure to energy prices, as some of our non-energy customers’ businesses are directly affected by volatility with the oil and gas industry and energy prices and otherwise are dependent on energy-related businesses. As of December 31, 2022, we had $43.8 million in unfunded commitments to borrowers in the oil and gas industry.

We have credit exposure to the hospitality industry.

The Company has loan exposure to the hospitality industry, primarily through loans made to construct or finance the operation of hotels. At December 31, 2022, this exposure was approximately $244.3 million, or 19.2%, of the total loan portfolio, along with an additional $15.5 million in unfunded debt, as compared to $198.4 million, or 19.2%, of the total loan portfolio, along with an additional $41.5 million in unfunded debt as of December 31, 2021. The hospitality industry is subject to changes in the travel patterns of business and leisure travelers, both of which are affected by the strength of the economy, as well as other factors. The performance of the hospitality industry has traditionally been closely linked with the performance of the general economy and, specifically, growth in gross domestic product. Changes in travel patterns of both business and leisure travelers, particularly during periods of economic contraction or low levels of economic growth, may create difficulties for the industry over the long-term. Although we have made a large portion of our hospitality loans to long-term, well-established hotel operators in strategic locations, a general downturn in the supply growth of such markets or hotel occupancy or room rates could negatively impact the borrowers’ ability to repay. A significant loss in this portfolio could materially and adversely affect the Company’s financial condition and results of operations.

We have a concentration in commercial real estate lending that could cause our regulators to restrict our ability to grow.

As a part of their regulatory oversight, the federal regulators have issued guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices, or the CRE Concentration Guidance, with respect to a financial institution’s concentrations in CRE lending activities. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of total capital; or (2) total CRE loans as defined in this guidance, or Regulatory CRE, represent 300% or more of total capital, and the institution’s Regulatory CRE has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidance, loans secured by owner occupied CRE are not included for purposes of the CRE concentration calculation. As of December 31, 2022, our Regulatory CRE represented 304.72% of our total Bank capital and our construction, land development and other land loans represented 101.20% of our total Bank capital, as compared to 302.47% and 129.02% as of December 31, 2021, respectively. During the prior 36-month period, our Regulatory CRE has decreased 39.1%. We are actively working to manage our Regulatory CRE concentration, and we believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance. We utilize enhanced CRE monitoring techniques as expected by banking regulators as our concentrations have approached or exceeded the regulatory guidance. Nevertheless, the Federal Reserve could become concerned about our CRE loan concentrations, and it could limit our ability to grow by restricting its approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities, or by requiring us to raise additional capital, reduce our loan concentrations or undertake other remedial actions.

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

As of December 31, 2022, we had approximately $1.26 billion of commercial purpose loans, which include general commercial, energy, agricultural, and CRE loans, representing approximately 98.8% of our gross loan portfolio. Commercial purpose loans are often larger and involve greater risks than other types of lending. Because payments on these loans are often dependent on the successful operation or development of the property or business involved, their repayment is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy.

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

As of December 31, 2022, our 20 largest borrowing relationships ranged from approximately $15.4 million to $35.8 million (including unfunded commitments) and totaled approximately $451.1 million in total commitments (representing, in the aggregate, 35.4% of our total outstanding commitments as of December 31, 2022). Each of the loans associated with these relationships has been underwritten in accordance with our underwriting policies and limits. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this concentration of borrowers presents a risk that, if one or more of these relationships were to become delinquent or suffer default, we could be exposed to material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if these loans are adequately collateralized, an increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.

At December 31, 2022, our 20 largest deposit relationships accounted for 29.8% of our total deposits. Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of withdrawals of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, which would adversely affect our results of operations. Under applicable regulations, if the Bank were no longer “well capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC.

A substantial portion of our loan portfolio consists of loans maturing within one year, and there is no guarantee that these loans will be replaced upon maturity or renewed on the same terms or at all.

As of December 31, 2022, approximately 37.6% of our gross loans were maturing within one year, compared to approximately 38.4% of our gross loans that were maturing within one year as of December 31, 2021. As a result, we will either need to renew or replace these loans during the course of the year. There is no guarantee that these loans will be originated or renewed by borrowers on the same terms or at all, as demand for such loans may decrease. Furthermore, there is no guarantee that borrowers will qualify for new loans or that existing loans will be renewed by us on the same terms or at all, as collateral values may be insufficient or the borrowers’ cash flow may be materially less than when the loan was initially originated. This could result in a significant decline in the size of our loan portfolio.

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

As of December 31, 2022, approximately $1.25 billion, or 87.2%, of our deposits consisted of demand, savings, money market and negotiable order of withdrawal, or NOW, accounts. Approximately $183.5 million of the remaining balance of deposits consists of certificates of deposit, of which approximately $157.1 million, or 85.6% of remaining deposits, was due to mature within one year. Based on our experience, we believe that our savings, money market and non-interest-bearing accounts are relatively stable sources of funds. Historically, a majority of non-brokered certificates of deposit are renewed upon maturity as long as we pay competitive interest rates. Many of these customers are, however, interest-rate conscious and may be willing to move funds into higher-yielding investment alternatives. Our ability to attract and maintain deposits, as well as our cost of funds, has been, and will continue to be significantly affected by general economic conditions. In addition, as market interest rates rise, we will have competitive pressure to increase the rates we pay on deposits. If we increase interest rates paid to retain deposits, our earnings may be adversely affected.

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

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation reached a near 40-year high in late 2021, and high levels of inflation persisted during 2022 and may continue in 2023. The U.S. Bureau of Labor Statistics reported that the 12-month percent change in the Consumer Price Index for All Urban Consumers (not seasonally adjusted) for all items was 6.5% for December 2021 to December 2022, 7.0% for December 2020 to December 2021, 1.4% for December 2019 to December 2020, and 2.3% for December 2018 to December 2019.  Inflationary pressures are currently expected to remain elevated throughout 2023.

Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses.  Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.  When the rate of inflation accelerates, there is an erosion of consumer and customer purchasing power. Accordingly, this could impact our business by reducing our tolerance for extending credit, and our customer’s desire to obtain credit, or causing us to incur additional provisions for loan losses resulting from a possible increased default rate.  Inflation may lead to lower loan re-financings.  Furthermore, a prolonged period of inflation could cause wages and other costs to further increase which could adversely affect our results of operations and financial condition.

Sustained higher interest rates by the Federal Reserve may be needed to tame persistent inflationary price pressures, which could push down asset prices and weaken economic activity.  A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

A natural disaster affecting our market areas could adversely affect the Company’s financial condition and results of operations.

Our business is concentrated in Oklahoma, the Dallas/Ft. Worth and to a lesser extent Kansas.   Almost all of our credit exposure is in that area.  This geographic region has been subject to tornadoes and severe hail storms with occasional flooding.  Natural disasters could harm our operations directly through interference with communications, which would prevent us from gathering deposits, originating loans, and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems.  A natural disaster or recurring power outages may also impair the value of our loan portfolio, as uninsured or underinsured losses, including losses from business disruption, may reduce our borrowers’ ability to repay their loans.  Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans.  The occurrence of natural disasters in our market areas could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Our principal shareholders (collectively, the “Haines Family Trusts”) have the benefit of certain registration rights covering all of their shares of our common stock pursuant to the registration rights agreement that we entered into with the Haines Family Trusts in connection with our initial public offering. Sales of a substantial number of these shares in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline or to be lower than it might otherwise be. In addition, as of December 31, 2022 approximately 57.3% of our outstanding common stock is beneficially owned by our principal shareholders, executive officers and directors. The substantial amount of common stock that is owned by and issuable to our principal shareholders, executive officers and directors may adversely affect our share price, our share price volatility and the development and persistence of an active and liquid trading market. The sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

We are controlled by trusts established for the benefit of members of the Haines family, whose interests may not coincide with our other shareholders.

As of December 31, 2022, the Haines Family Trusts control approximately 50.8% of our common stock. So long as the Haines Family Trusts continue to control more than 50% of our outstanding shares of common stock, they will have the ability, if they vote in the same manner, to determine the outcome of all matters requiring shareholder approval, including the election of directors, the approval of mergers, material acquisitions and dispositions and other extraordinary transactions, and amendments to our certificate of incorporation, bylaws and other corporate governance documents. In addition, this concentration of ownership may delay or prevent a change in control of our Company and make some transactions more difficult or impossible without the support of the Haines Family Trusts. The Haines Family Trusts also have certain rights, such as registration rights, that our other shareholders do not have. In any of these matters, the interests of the Haines Family Trusts may differ from or conflict with our interests as a company or the interests of other shareholders. Accordingly, the Haines Family Trusts could influence us to enter into transactions or agreements that other shareholders would not approve or make decisions with which other shareholders may disagree.

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

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.   Properties

The Company’s corporate offices are located at 1039 N.W. 63rd Street, Oklahoma City, Oklahoma 73116. The Company’s corporate office space is owned by the Bank’s wholly-owned subsidiary, 1039 NW 63rd, LLC, and consists of approximately 6,600 square feet, an annex of approximately 4,400 square feet, and a 10,000 square foot operations building. The Bank operates from our corporate office, eight full-service branch offices located in Oklahoma, two full-service branch offices located in southwest Kansas and two full-service branch offices located in the Dallas/Fort Worth metropolitan area. Of these twelve locations, four are leased and eight are owned by the Bank.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock are traded on The NASDAQ Global Select Market under the symbol “BSVN”. The approximate number of holders of record of the Company’s common stock as of March 24, 2023 was 4.

The Company paid quarterly dividends of $0.12 per share with respect to each of the first three quarters of 2022, increasing to $0.16 per share in the fourth quarter. The Company currently expects to continue quarterly dividends of $0.16 per share in the future. Any future determination to pay dividends and the amount of such dividends on the Company’s common stock will be made by its Board of Directors and will depend on a number of factors, including

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

Set forth below is information as of December 31, 2022 regarding equity compensation plans. The plan that has been approved by the shareholders is the 2018 Equity Incentive Plan.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by shareholders	364,141	$17.52	700,087

COMPANY PERFORMANCE

Presented below is a line graph which compares the percentage in the cumulative total return on the Company’s Common Stock to the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the NASDAQ Bank Stock Index. The period presented is from September 24, 2018 through December 31, 2022. The graph assumes an investment on September 24, 2018 of $100 in the Company’s Common Stock and in each index, and that any dividends were reinvested. The values presented for each year during the period represent the cumulative market values of the respective investment. The performance graph represents past performance and should not be considered to be an indication of future performance.

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

As of December 31, 2022, we had total assets of $1.58 billion, total loans of $1.26 billion, total deposits of $1.43 billion and total shareholders’ equity of $144.1 million.

The U.S. economy experienced widespread volatility throughout 2020 and 2021 as a result of the COVID-19 pandemic and government responses to the pandemic. Economic condition declined rapidly and significantly following the initial widespread U.S. outbreak in March and April of 2020. Federal stimulus was quickly passed in the form of the CARES Act and the economy rebounded significantly in the second half of 2020. In an emergency measure aimed at dampening the economic impact of COVID-19, the Federal Reserve lowered the target for the federal funds rate to a range of between zero to 0.25% effective on March 16, 2020 where it remained through the end of 2020. This action by the Federal Reserve followed a prior reduction of the targeted federal funds rates to a range of 1.0% to 1.25% effective March 4, 2020.  As the pandemic eased through 2021 and inflation increased, the Federal Reserve aggressively raised the federal funds target rate to 4.25-4.50% by the end of 2022.  These actions positively impacted growth in net interest income in 2022 but the higher rates could negatively impact loan customers in a slowing economy.

2022 Highlights

For the year ended December 31, 2022, we reported pre-tax net income of $39.3 million, an increase of $8.3 million, or 27.0% compared to pre-tax net income of $30.9 million for the year ended December 31, 2021. The increase was primarily related to an increase in interest earning assets. For the year ended December 31, 2022, average loans totaled $1.14 billion, an increase of $237.6 million or 26.2%, from December 31, 2021.

Pre-tax return on average assets and return on average equity was 2.68% and 29.32%, respectively for the year ended December 31, 2022, as compared to 2.96% and 26.41%, respectively, for the same period in 2021. Tax-adjusted return on average assets and return on average equity was 2.02% and 23.92%, respectively for the year ended December 31, 2022, as compared to 2.21% and 20.13%, respectively, for the same period in 2021. Our efficiency ratio for the year ended December 31, 2022 was 39.29% as compared to 36.76% for the year ended December 31, 2021.

As of December 31, 2022, total loans were $1.27 billion, an increase of $242.1 million, or 23.5%, from December 31, 2021. Total deposits were $1.43 billion as of December 31, 2022, an increase of $211.8 million, or 17.4%, from December 31, 2021.

Results of Operations

Years Ended December 31, 2022, December 31, 2021, and December 31, 2020

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

	Net Interest Margin
	For the Year Ended December 31,
	2022			2021			2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Short-term investments	$129,624	$1,673	1.29%	$126,136	$178	0.25%	$116,295	$828	0.71%
Debt securities, taxable	145,915	2,313	1.59	4,663	312	3.84	1,123	36	3.21
Debt securities, tax exempt(1)	21,635	360	1.66	1,852	31	1.62	-	-	-
Loans held for sale	586	-	-	318	-	-	244	-	-
Total loans(2)	1,143,380	74,403	6.51	905,804	55,768	6.16	823,228	52,450	6.37
Total interest-earning assets	1,441,140	78,749	5.46	1,038,773	56,289	5.42	940,890	53,314	5.67
Noninterest-earning assets	23,532			7,361			8,067
Total assets	$1,464,672			$1,046,134			$948,957

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$724,617	7,842	1.08%	$430,268	1,396	0.32%	$377,519	2,729	0.72%
Time deposits	165,735	1,480	0.89	205,437	1,657	0.81	207,442	3,424	1.65
Total interest-bearing deposits	890,352	9,322	1.05	635,705	3,053	0.48	584,961	6,153	1.05
Total interest-bearing liabilities	890,352	9,322	1.05	635,705	3,053	0.48	584,961	6,153	1.05

Noninterest-bearing liabilities:
Noninterest-bearing deposits	432,901			288,446			256,431
Other noninterest-bearing liabilities	7,520			4,930			5,206
Total noninterest-bearing liabilities	440,421			293,376			261,637
Shareholders’ equity	133,899			117,053			102,359
Total liabilities and shareholders’ equity	$1,464,672			$1,046,134			$948,957

Net interest income		$69,427			$53,236			$47,161
Net interest spread			4.42%			4.94%			4.61%
Net interest margin			4.82%			5.12%			5.01%

(1)	Taxable-equivalent yield of 2.20% as of December 31, 2022, applying a 24.5% effective tax rate
(2)	Average loan balances include monthly average nonaccrual loans of $8.8 million, $12.6 million and $11.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

We continued to experience strong asset growth for the year ended December 31, 2022 compared to the year ended December 31, 2021:

-
Total interest income on loans increased $18.6 million, or 33.4%, to $74.4 million, which was attributable to a $237.6 million increase in the average balance of loans to $1.14 billion during the year ended 2022 as compared with the average balance of $905.8 million for the year ended 2021;

-
Yields on our interest-earning assets totaled 5.46%, an increase of 4 basis points which was attributable to higher loan rates of 35 basis points, an increase in yield on short term investments of 104 basis points, and a decrease in yield on taxable debt securities of 225 basis points; and

-	Net interest margin for the years ended 2022 and 2021 was 4.82% and 5.12%, respectively.

For the year ended December 31, 2021 compared to the year ended December 31, 2020:

-
Total interest income on loans increased $3.3 million, or 6.3%, to $55.8 million, which was attributable to a $82.6 million increase in the average balance of loans to $905.8 million during the year ended 2021 as compared with the average balance of $823.2 million for the year ended 2020;

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

The FED influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. For the three year period between January 1, 2020 and December 31, 2022, the prime rate fluctuated between a high of 7.50%, and a low of 3.25%.

Interest income on short-term investments increased $1.5 million, or 839.9%, to $1.7 million for year ended December 31, 2022 compared to 2021, due to an increase in the average balances of $3.5 million, or 2.8% and a yield increase of 104 basis points.  Interest income on short-term investments decreased $515,000, or 62.2%, to $313,000 for year ended December 31, 2021 compared to 2020, due to yield decrease of 46 basis points.

Interest expense on interest-bearing deposits totaled $9.3 million for the year ended December 31, 2022, compared to $3.1 million for 2021, an increase of $6.2 million, or 205.3%. The increase was related to the cost of interest-bearing deposits increasing to 1.05% for the year ended December 31, 2022 from 0.48% for the year ended December 31, 2021.  Interest expense on interest-bearing deposits totaled $3.1 million for the year ended December 31, 2021, compared to $6.2 million for 2020, a decrease of $3.1 million, or 50.4%. The decrease was related to the cost of interest-bearing deposits decreasing to 0.48% for the year ended December 31, 2021 from 1.05% for the year ended December 31, 2020, which was related to the aforementioned changes in market interest rates related to the pandemic.

Net interest margin for the years ended December 31, 2022, 2021 and 2020 was 4.82%, 5.12% and 5.01%, respectively.

The following table sets forth the effects of changing rates and volumes on our net interest income during the period shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (change in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).

	Analysis of Changes in Interest Income and Expenses
	For the Year Ended December 31, 2022 vs 2021			For the Year Ended December 31, 2021 vs 2020

	Change due to:			Change due to:
	Volume(1)	Rate(1)	Interest Variance	Volume(1)	Rate(1)	Interest Variance
	(Dollars in thousands)			(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$10	$1,485	$1,495	$70	$(585)	$(515)
Debt securities	7,633	(5,303)	2,330	354	(211)	143
Total loans	14,635	4,000	18,635	5,260	(1,943)	3,317
Total increase (decrease) in interest income	22,278	182	22,460	5,684	(2,739)	2,945

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	942	5,504	6,446	380	(1,713)	(1,333)
Time deposits	(322)	145	(177)	(33)	(1,734)	(1,767)
Total interest-bearing deposits	620	5,649	6,269	347	(3,447)	(3,100)
Total increase (decrease) in interest expense	620	5,649	6,269	347	(3,447)	(3,100)

Increase (Decrease) in net interest income	$21,657	$(5,466)	$16,191	$5,337	$708	$6,045

(1)     Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

Weighted Average Yield of Debt Securities

The following table summarizes the maturity distribution schedule with corresponding weighted average taxable equivalent yields of the debt securities portfolio at December 31, 2022. The following table presents securities at their expected maturities, which may differ from contractual maturities. The Company manages its debt securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds:

	As of December 31, 2022
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total

	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *
Available-for-sale	(Dollars in thousands)
U.S. Federal agencies	$11	2.62%	$176	1.83%	$955	1%	$-	0%	$1,142	1.21%
Mortgage-backed securities	500	1.17	9,599	0.96	3,541	1.30	24,434	1.66	38,074	1.45
State and political subdivisions	2,104	1.61	15,070	1.24	10,650	1.44	531	1.48	28,356	1.35
U.S. Treasuries	-	-	98,168	1.18	2,492	1.11	-	-	100,660	1.18
Corporate debt securities	-	-	-	-	4,934	3.36	-	-	4,933	3.36
Total	$2,615	1.53%	$123,014	1.17%	$22,571	1.78%	$24,965	1.66%	$173,165	1.34%
Percentage of total	1.51%		71.04%		13.03%		14.42%		100.00%

*Yield is on a taxable-equivalent basis using 21% tax rate

Provision for Loan Losses

For the year ended December 31, 2022 compared to the year ended December 31, 2021:

-	The provision for loan losses increased from $4.2 million to $4.5 million; and
-	The allowance as a percentage of loans increased by 16 basis points to 1.16%.

For the year ended December 31, 2021 compared to the year ended December 31, 2020:

-	The provision for loan losses decreased from $5.4 million to $4.2 million; and
-	The allowance as a percentage of loans decreased by 15 basis points to 1.00%.

Noninterest Income

The following table sets forth the major components of our noninterest income for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended				For the Years Ended
	December 31,				December 31,
	2022	2021	$ Increase (Decrease)	% Increase (Decrease)	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)				(Dollars in thousands)
Noninterest income:
Mortgage lending income	$486	$435	$51	11.72%	$435	$175	$260	148.57%
Gain (Loss) on sales of available-for-sale debt securities	(127)	-	(127)	-100.00%	-
Service charges on deposit accounts	900	550	350	63.64%	550	442	108	24.43%
Other income and fees	1,680	1,265	415	32.81%	1,265	1,048	217	20.71%
Total noninterest income	$2,939	$2,250	$689	30.62%	$2,250	$1,665	$585	35.14%

Noninterest Expense

Noninterest expense for the year ended December 31, 2022 was $28.6 million compared to $20.4 million for the year ended December 31, 2021, an increase of $8.2 million or 40.4%. Noninterest expense for the year ended December 31, 2021 was $20.4 million compared to $17.6 million for the year ended December 31, 2020, an increase of $2.8 million or 15.9%. The following table sets forth the major components of our noninterest expense for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended				For the Years Ended
	December 31,				December 31,
	2022	2021	$ Increase (Decrease)	% Increase (Decrease)	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)				(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$17,040	$11,983	$5,057	42.20%	$11,983	$10,130	$1,853	18.29%
Furniture and equipment	1,468	883	585	66.25%	883	868	15	1.73%
Occupancy	2,329	1,899	430	22.64%	1,899	1,957	(58)	-2.96%
Data and item processing	2,068	1,237	831	67.18%	1,237	1,091	146	13.38%
Accounting, marketing, and legal fees	984	800	184	23.00%	800	536	264	49.25%
Regulatory assessments	1,344	604	740	122.52%	604	506	98	19.37%
Advertising and public relations	477	282	195	69.15%	282	400	(118)	-29.50%
Travel, lodging and entertainment	363	409	(46)	-11.25%	409	241	168	69.71%
Other expense	2,568	2,300	268	11.65%	2,300	1,863	437	23.46%
Total noninterest expense	$28,641	$20,397	$8,244	40.42%	$20,397	$17,592	$2,805	15.94%

For the year ended December 31, 2022 compared to the year ended December 31, 2021:

-
Salaries and employee benefits expense was $17.0 million compared to $12.0 million, an increase of $5.1 million, or 42.2%.  The increase was attributable to overall increases in compensation to remain competitive, and due to our acquisition of Cornerstone Bank in late 2021, which increased employee headcount.

For the year ended December 31, 2021 compared to the year ended December 31, 2020:

-
Salaries and employee benefits expense was $12.0 million compared to $10.1 million, an increase of $1.9 million, or 18.3%.  The increase was attributable to overall increases in compensation to remain competitive, and partially due to our acquisition of Cornerstone Bank in late 2021, which increased employee headcount.

Financial Condition

The following discussion of our financial condition compares December 31, 2022, 2021, and 2020.

Total Assets

Total assets increased $233.6 million, or 17.3%, to $1.58 billion as of December 31, 2022, as compared to $1.35 billion as of December 31, 2021 and $1.02 billion as of December 31, 2020.

Loan Portfolio

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of December 31, 2022, 2021 and 2020, our gross loans were $1.27 billion, $1.03 billion and $839.1 million, respectively.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of December 31, 2022, December 31, 2021 and December 31, 2020:

	As of December 31,
	2022		2021		2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$163,203	12.8%	$169,322	16.4%	$107,855	12.8%
1-4 family real estate	76,928	6.0%	62,971	6.1%	29,079	3.5%
Commercial real estate - other	439,001	34.5%	339,655	32.9%	290,489	34.6%
Total commercial real estate	679,132	53.3%	571,948	55.5%	427,423	50.9%

Commercial & industrial	513,011	40.3%	361,974	35.1%	351,248	41.9%
Agricultural	66,145	5.2%	73,010	7.1%	50,519	6.0%
Consumer	14,949	1.2%	24,046	2.3%	9,898	1.2%
Gross loans	1,273,237	100.0%	1,030,978	100.0%	839,088	100.0%
Less: unearned income, net	(2,781)		(2,577)		(2,475)
Total Loans, net of unearned income	1,270,456		1,028,401		836,613
Less: Allowance for loan losses	(14,734)		(10,316)		(9,639)
Net loans	$1,255,722		$1,018,085		$826,974

During the second quarter of 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Included in our commercial & industrial balance at December 31, 2022 and 2021, are $2.6 million and $18.7 million of PPP loans, respectively.

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

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of December 31, 2022
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$11,749	$81,002	$7,556	$57,439	$-	$1,160	$-	$4,297	$163,203
1-4 family real estate	10,550	12,664	24,741	15,782	314	6,606	-	6,271	76,928
Commercial real estate - other	2,680	59,870	131,105	207,819	6,635	17,146	-	13,746	439,001
Total commercial real estate	24,979	153,536	163,402	281,040	6,949	24,912	-	24,314	679,132

Commercial & industrial	43,823	234,573	60,275	159,571	3,745	10,390	-	634	513,011
Agricultural	1,798	17,514	8,767	33,270	469	980	140	3,207	66,145
Consumer	1,683	22	6,310	156	587	2,860	82	3,249	14,949
Gross loans	$72,283	$405,645	$238,754	$474,037	$11,750	$39,142	$222	$31,404	$1,273,237

	As of December 31, 2021
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$7,283	$71,551	$10,148	$74,052	$-	$2,243	$-	$4,045	$169,322
1-4 family real estate	3,259	21,322	11,979	11,674	926	7,375	-	6,436	62,971
Commercial real estate - other	5,156	97,309	59,227	143,906	413	19,230	-	14,414	339,655
Total commerical real estate	15,698	190,182	81,354	229,632	1,339	28,848	-	24,895	571,948

Commercial & industrial	24,249	142,553	16,346	145,654	20,474	12,047	-	651	361,974
Agricultural	2,529	17,441	5,156	39,305	623	1,587	-	6,369	73,010
Consumer	4,870	29	10,825	172	1,554	2,458	84	4,054	24,046
Gross loans	$47,346	$350,205	$113,681	$414,763	$23,990	$44,940	$84	$35,969	$1,030,978

	As of December 31, 2020
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$14	$47,649	$885	$58,387	$-	$920	$-	$-	$107,855
1-4 family real estate	273	13,394	4,712	9,959	39	702	-	-	29,079
Commercial real estate - other	2,377	55,307	45,880	180,721	294	4,288	-	1,622	290,489
Total real estate	2,664	116,350	51,477	249,067	333	5,910	-	1,622	427,423

Commercial & industrial	16,914	194,520	39,593	93,707	11	6,503	-	-	351,248
Agricultural	5,141	27,215	2,534	14,420	60	541	-	608	50,519
Consumer	1,544	150	6,570	65	1,057	425	87	-	9,898
Gross loans	$26,263	$338,235	$100,174	$357,259	$1,461	$13,379	$87	$2,230	$839,088

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

The allowance was $14.7 million at December 31, 2022, $10.3 million at December 31, 2021 and $9.6 million at December 31, 2020.  The increasing trend was related to loan growth.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Balance at beginning of the period	$10,316	$9,639	$7,846
Provision for loan losses	4,468	4,175	5,350
Charge-offs:
Construction & development	-	-	-
1-4 family real estate	-	-	-
Commercial real estate - other	-	-	-
Commercial & industrial	(2)	(3,750)	(3,289)
Agricultural	(50)	-	(300)
Consumer	(22)	(68)	(1)
Total charge-offs	(74)	(3,818)	(3,590)
Recoveries:
Construction & development	-	-	-
1-4 family real estate	-	-	2
Commercial real estate - other	-	-	-
Commercial & industrial	10	16	18
Agricultural	4	300	10
Consumer	10	4	3
Total recoveries	24	320	33
Net recoveries (charge-offs)	(50)	(3,498)	(3,557)
Balance at end of the period	$14,734	$10,316	$9,639
Net recoveries (charge-offs) to average loans	0.00%	0.39%	0.43%

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of December 31,
	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,889	12.8%	$1,695	16.4%	$1,239	12.8%
1-4 family real estate	890	6.0%	630	6.1%	334	3.5%
Commercial real estate - Other	5,080	34.5%	3,399	32.9%	3,337	34.6%
Commercial & industrial	5,937	40.3%	3,621	35.2%	4,035	41.9%
Agricultural	765	5.2%	730	7.1%	580	6.0%
Consumer	173	1.2%	241	2.3%	114	1.2%
Total	$14,734	100.0%	$10,316	100.0%	$9,639	100.0%

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

Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under TDRs that are not performing in accordance with their modified terms. Nonperforming assets consist of nonperforming loans plus OREO. Loans accounted for on a nonaccrual basis were $8.0 million as of December 31, 2022, $9.9 million as of December 31, 2021 and $14.6 million as of December 31, 2020. OREO was $0 as of December 31, 2022, December 31, 2021 and December 31, 2020.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of December 31,
	2022	2021	2020
	(Dollars in thousands)
Nonaccrual loans	$8,039	$9,885	$14,575
Troubled-debt restructurings (1)	-	-	-
Accruing loans 90 or more days past due	9,941	496	1,960
Total nonperforming loans	17,980	10,381	16,535
Other real estate owned	-	-	-
Total nonperforming assets	$17,980	$10,381	$16,535
Ratio of nonperforming loans to total loans	1.42%	1.01%	1.98%
Ratio of nonaccrual loans to total loans	0.63%	0.96%	1.74%
Ratio of allowance for loan losses to total loans	1.16%	1.00%	1.15%
Ratio of allowance for loan losses to nonaccrual loans	183.28%	104.36%	66.13%
Ratio of nonperforming assets to total assets	1.13%	0.77%	1.63%

(1) $1.2 million, $1.4 million and $12.98 million of TDRs as of December 31, 2022, 2021 and 2020, respectively.

The following tables present an aging analysis of loans as of the dates indicated.

	As of December 31, 2022
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Total loans

	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$163,203	$163,203
1-4 family real estate	-	-	-	-	-	76,928	76,928
Commercial real estate - other	-	617	-	-	617	438,384	439,001
Commercial & industrial	21	-	9,923	9,923	9,944	503,067	513,011
Agricultural	4	-	-	-	4	66,141	66,145
Consumer	291	82	22	18	395	14,554	14,949
Total	$316	$699	$9,945	$9,941	$10,960	$1,262,277	$1,273,237
	As of December 31, 2021
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Total loans

	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$169,322	$169,322
1-4 family real estate	-	-	-	-	-	62,971	62,971
Commercial real estate - other	-	174	-	-	174	339,481	339,655
Commercial & industrial	-	19	501	401	520	361,454	361,974
Agricultural	-	-	77	77	77	72,933	73,010
Consumer	48	15	18	18	81	23,965	24,046
Total	$48	$208	$596	$496	$852	$1,030,126	$1,030,978

	As of December 31, 2020
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Total loans

	(Dollars in thousands)
Construction & development	$714	$-	$-	$-	$714	$107,141	$107,855
1-4 family commerical	-	-	-	-	-	29,079	29,079
Commercial real estate - Other	1,444	-	1,960	1,960	3,404	287,085	290,489
Commercial & industrial	-	-	-	-	-	351,248	351,248
Agricultural	-	-	-	-	-	50,519	50,519
Consumer	193	-	-	-	193	9,705	9,898
Total	$2,351	$-	$1,960	$1,960	$4,311	$834,777	$839,088

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

Substandard loans totaled $21.0 million as of December 31, 2022, a decrease of $3.7 million compared to December 31, 2021. Substandard loans totaled $24.7 million as of December 31, 2021, an increase of $1.6 million compared to December 31, 2020. The total net decrease in 2022 as compared to 2021, is comprised of a net increase in commercial and industrial substandard loans primarily related to an increase in two relationships comprised of four notes totaling $16.4 million with a $133,306 specific reserve and a decrease in one relationship comprised of one note totaling $2.1 million with no specific reserve, and a net decrease in commercial real estate substandard loans primarily related to two relationships comprised of one note each totaling $13.8 million with no specific reserves.

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of December 31, 2022
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$163,203	$-	$-	$-	$163,203
1-4 family real estate	76,928	-	-	-	76,928
Commercial real estate - Other	397,295	14,976	24,747	1,983	439,001
Commercial & industrial	493,412	-	584	19,015	513,011
Agricultural	65,857	288	-	-	66,145
Consumer	14,927	-	-	22	14,949
Total	$1,211,622	$15,264	$25,331	$21,020	$1,273,237

	As of December 31, 2021
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$169,322	$-	$-	$-	$169,322
1-4 family real estate	62,971	-	-	-	62,971
Commercial real estate - Other	282,268	14,976	27,112	15,299	339,655
Commercial & industrial	341,661	4,658	6,300	9,355	361,974
Agricultural	72,295	255	460	-	73,010
Consumer	24,000	-	-	46	24,046
Total	$952,517	$19,889	$33,872	$24,700	$1,030,978

	As of December 31, 2020
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$107,855	$-	$-	$-	$107,855
1-4 family real estate	28,711	368	-	-	29,079
Commercial real estate - Other	248,194	24,155	10,086	8,054	290,489
Commercial & industrial	328,656	7,691	300	14,601	351,248
Agricultural	50,051	-	-	468	50,519
Consumer	9,898	-	-	-	9,898
Total	$773,365	$32,214	$10,386	$23,123	$839,088

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

The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) January 1, 2022. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40.  As of December 31, 2022, one loan totaling $2.6 million was modified, related to COVID-19, which was not considered a troubled debt restructuring.

The following table presents loans restructured as TDRs as of December 31, 2022, December 31, 2021 and December 31, 2020.

	As of December 31, 2022
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
Commercial real estate	1	$1,198	$1,198	$-
Total	1	$1,198	$1,198	$-

	As of December 31, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves Allocated
	(Dollars in thousands)
Commercial real estate	1	$1,402	$1,402	$-
Total	1	$1,402	$1,402	$-

	As of December 31, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific reserves allocated
	(Dollars in thousands)
Commercial & industrial	1	$10,886	$10,886	$-
Agricultural	1	469	469	-
Commercial real estate	1	1,622	1,622	-
Total	3	$12,977	$12,977	$-

There were no payment defaults with respect to loans modified as TDRs as of December 31, 2022, 2021, and 2020.

Impairment analyses are prepared on TDRs in conjunction with the normal allowance process. TDRs restructured during the years ended December 31, 2022, 2021, and 2020 required $0, $0 and $0 in specific reserves, respectively.

The following table presents total TDRs, both in accrual and nonaccrual status as of the periods indicated:

	As of December 31
	2022		2021		2020
	Number of contracts	Amount	Number of contracts	Amount	Number of contracts	Amount
	(Dollars in thousands)
Accrual	-	$-	-	$-	-	$-
Nonaccrual	1	1,198	1	1,402	3	12,977
Total	1	$1,198	1	$1,402	3	$12,977

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

As of December 31, 2022, 2021, and 2020 brokered deposits were $261.3 million, $273.8 million, and $427.0 million, respectively, of these $261.3 million, $273.8 million, and $427.0 million, respectively, were reciprocal deposits.

Total deposits as of December 31, 2022, 2021, and 2020 were $1.43 billion, $1.22 billion and $905.5 million, respectively. The increase was primarily due to acquired deposits and organic deposit growth. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	As of December 31
	2022		2021		2020
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars in thousands)
Noninterest-bearing demand	$439,409	30.8%	$366,705	30.1%	$246,569	27.2%
Interest-bearing transaction deposits	669,852	46.7%	583,389	47.9%	392,784	43.4%
Savings deposits	136,537	9.6%	89,778	7.4%	54,008	6.0%
Time deposits ($250,000 or less)	140,929	9.9%	132,690	10.9%	135,811	15.0%
Time deposits (more than $250,000)	42,573	3.0%	44,909	3.7%	76,342	8.4%
Total interest-bearing deposits	989,891	69.2%	850,766	69.9%	658,945	72.8%
Total deposits	$1,429,300	100.0%	$1,217,471	100.0%	$905,514	100.0%

The following table summarizes our average deposit balances and weighted average rates for the years ended December 31, 2022, 2021, and 2020:

	For the Year Ended December 31,
	2022		2021		2020
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Non interest-bearing demand	$432,901	0.00%	$288,446	0.00%	$256,431	0.00%
Interest-bearing transaction deposits	613,798	1.11%	375,048	0.34%	318,713	1.50%
Savings deposits	110,818	0.92%	55,220	0.23%	58,806	0.56%
Time deposits	165,735	0.89%	205,437	0.81%	207,442	1.65%
Total interest-bearing deposits	890,351	1.05%	635,705	0.48%	584,961	1.05%
Total deposits	$1,323,252	0.70%	$924,151	0.33%	$841,392	0.73%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of December 31, 2022 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total

	(Dollars in thousands)
Time deposits ($250,000 or less)	$58,184	$25,333	$38,844	$18,568	$140,929
Time deposits (more than $250,000)	12,292	5,579	17,001	7,701	42,573
Total time deposits	$70,476	$30,912	$55,845	$26,269	$183,502

	As of December 31, 2021 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits ($250,000 or less)	$32,680	$37,016	$31,197	$31,797	$132,690
Time deposits (more than $250,000)	18,234	5,932	10,729	10,014	44,909
Total time deposits	$50,914	$42,948	$41,926	$41,811	$177,599

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

As of December 31, 2022, we had no unsecured fed funds lines with correspondent depository institutions with no amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $129.2 million as of December 31, 2022 and $78.1 million as of December 31, 2021.

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

As of December 31, 2022, the FDIC categorized the Bank as “well-capitalized” under the prompt corrective action framework. There have been no conditions or events since December 31, 2022 that management believes would change this classification.

The table below also summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of December 31, 2022, 2021, and 2020. The Bank exceeded all regulatory capital requirements under Basel III and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

	Actual		With Capital Conservation Buffer		Minimum to be “Well- Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2022
Total capital (to risk-weighted assets)
Company	$158,158	12.41%	$133,862	10.50%	N/A	N/A
Bank	158,158	12.42%	133,756	10.50%	$127,387	10.00%
Tier 1 capital (to risk-weighted assets)
Company	143,424	11.25%	108,365	8.50%	N/A	N/A
Bank	143,424	11.26%	108,279	8.50%	101,909	8.00%
CET 1 capital (to risk-weighted assets)
Company	143,424	11.25%	89,241	7.00%	N/A	N/A
Bank	143,424	11.26%	89,171	7.00%	82,801	6.50%
Tier 1 capital (to average assets)
Company	143,424	9.19%	N/A	N/A	N/A	N/A
Bank	143,424	9.18%	N/A	N/A	78,111	5.00%

	Actual		With Capital Conservation Buffer		Minimum to be “Well- Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2021
Total capital (to risk-weighted assets)
Company	$127,946	12.54%	$107,126	10.50%	N/A	N/A
Bank	127,844	12.54%	107,020	10.50%	$101,924	10.00%
Tier 1 capital (to risk-weighted assets)
Company	117,631	11.53%	86,721	8.50%	N/A	N/A
Bank	117,528	11.53%	86,635	8.50%	81,539	8.00%
CET 1 capital (to risk-weighted assets)
Company	117,631	11.53%	71,417	7.00%	N/A	N/A
Bank	117,528	11.53%	71,347	7.00%	66,250	6.50%
Tier 1 capital (to average assets)
Company	117,631	10.56%	N/A	N/A	N/A	N/A
Bank	117,528	10.55%	N/A	N/A	55,714	5.00%

	Actual		With Capital Conservation Buffer		Minimum to be “Well- Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2020:
Total capital (to risk-weighted assets)
Bank7 Corp.	$115,375	14.73%	$82,216	10.50%	N/A	N/A
Bank	115,335	14.75%	82,114	10.50%	$78,204	10.00%
Tier 1 capital (to risk-weighted assets)
Bank7 Corp.	105,736	13.50%	66,556	8.50%	N/A	N/A
Bank	105,696	13.51%	66,473	8.50%	62,563	8.00%
CET 1 capital (to risk-weighted assets)
Bank7 Corp.	105,736	13.50%	54,811	7.00%	N/A	N/A
Bank	105,696	13.51%	54,743	7.00%	50,832	6.50%
Tier 1 capital (to average assets)
Bank7 Corp.	105,736	10.78%	N/A	N/A	N/A	N/A
Bank	105,696	10.78%	N/A	N/A	49,041	5.00%

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased to $144.1 million as of December 31, 2022, compared to $127.4 million as of December 31, 2021 and $107.3 million as of December 31, 2020. The increases were driven by retained capital from net income during the periods.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of December 31, 2022:

	Payments Due as of December 31, 2022
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total

	(Dollars in thousands)
Deposits without a stated maturity	$1,245,798	$-	$-	$-	$1,245,798
Time deposits	157,233	26,002	267	-	183,502
Operating lease commitments	532	815	453	530	2,330
Total contractual obligations	$1,403,563	$26,817	$720	$530	$1,431,630

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

The following table summarizes commitments as of the dates presented.

	As of December 31,
	2022	2021	2020
	(Dollars in thousands)
Commitments to extend credit	$198,027	$200,393	$206,520
Standby letters of credit	1,043	5,809	2,366
Total	$199,070	$206,202	$208,886

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements included in the Annual Report on the Form 10-K.

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

Goodwill and Intangibles

Intangible assets totaled $1.3 million and goodwill, net of accumulated amortization totaled $8.6 million for the year ended December 31, 2022, compared to intangible assets of $1.6 million and goodwill, net of accumulated amortization of $8.5 million for the year ended December 31, 2021.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31,
	2022		2021		2020
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+400	13.41%	20.90%	32.34%	23.35%	39.57%	19.41%
+300	9.96%	20.13%	23.63%	21.37%	29.73%	17.53%
+200	6.50%	19.17%	14.88%	19.21%	19.87%	15.51%
+100	2.99%	18.04%	6.07%	16.86%	9.90%	13.36%
Base	-0.77%	16.91%	-2.80%	14.33%	-0.14%	11.06%
-100	-4.82%	15.25%	-5.38%	11.30%	-3.11%	10.35%

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

Item 8.  Financial Statements and Supplementary Data

Consolidated Financial Statements Index

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors, and Audit Committee
Bank7 Corp.
Oklahoma City, Oklahoma

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bank7 Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

FORVIS, LLP
(Formerly, BKD,LLP)
/s/ FORVIS, LLP

We have served as the Company’s auditor since 2011

Oklahoma City, Oklahoma
March 24, 2023

Bank7 Corp.
Consolidated Balance Sheets
(Dollar amounts in thousands, except par value)

	December 31,
Assets	2022	2021

Cash and due from banks	$109,115	$195,359
Federal funds sold	-	9,493
Cash and cash equivalents	109,115	204,852
Interest-bearing time deposits in other banks	5,474	3,237
Available-for-sale debt securities	173,165	84,808
Loans, net of allowance for loan losses of $14,734 and $10,316 at December 31, 2022 and December 31, 2021, respectively	1,255,722	1,018,085
Loans held for sale	-	464
Premises and equipment, net	13,106	17,257
Nonmarketable equity securities	1,209	1,202
Core deposit intangibles	1,336	1,643
Goodwill	8,603	8,479
Interest receivable and other assets	16,439	10,522

Total assets	$1,584,169	$1,350,549

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$439,409	$366,705
Interest-bearing	989,891	850,766

Total deposits	1,429,300	1,217,471

Income taxes payable	1,054	-
Interest payable and other liabilities	9,715	5,670

Total liabilities	1,440,069	1,223,141

Shareholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding: 9,131,973 and 9,071,417 at December 31, 2022 and December 31, 2021 respectively	91	91
Additional paid-in capital	95,263	94,024
Retained earnings	58,049	33,149
Accumulated other comprehensive income (loss)	(9,303)	144

Total shareholders’ equity	144,100	127,408

Total liabilities and shareholders’ equity	$1,584,169	$1,350,549

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands, except per share data)

	Year ended December 31,
	2022	2021	2020
Interest Income
Loans, including fees	$74,403	$55,768	$52,450
Interest-bearing time deposits in other banks	46	169	525
Debt securities, taxable	2,313	143	-
Debt securities, tax-exempt	360	31	-
Other interest and dividend income	1,627	178	339

Total interest income	78,749	56,289	53,314

Interest Expense
Deposits	9,322	3,053	6,153

Total interest expense	9,322	3,053	6,153

Net Interest Income	69,427	53,236	47,161

Provision for Loan Losses	4,468	4,175	5,350

Net Interest Income After Provision for Loan Losses	64,959	49,061	41,811

Noninterest Income
Mortgage lending income	486	435	175
Loss on sales, prepayments, and calls of available-for-sale debt securities	(127)	-	-
Service charges on deposit accounts	900	550	442
Other	1,680	1,265	1,048

Total noninterest income	2,939	2,250	1,665

Noninterest Expense
Salaries and employee benefits	17,040	11,983	10,130
Furniture and equipment	1,468	883	868
Occupancy	2,329	1,899	1,957
Data and item processing	2,068	1,237	1,091
Accounting, marketing and legal fees	984	800	536
Regulatory assessments	1,344	604	506
Advertising and public relations	477	282	400
Travel, lodging and entertainment	363	409	241
Other	2,568	2,300	1,863

Total noninterest expense	28,641	20,397	17,592

Income Before Taxes	39,257	30,914	25,884
Income tax expense	9,619	7,755	6,618
Net Income	$29,638	$23,159	$19,266

Earnings per common share - basic	$3.26	$2.56	$2.05
Earnings per common share - diluted	3.22	2.55	2.05
Weighted average common shares outstanding - basic	9,101,523	9,056,117	9,378,769
Weighted average common shares outstanding - diluted	9,204,716	9,091,536	9,379,154

Other Comprehensive Income
Unrealized gains(losses) on securities, net of tax benefit of $2.8 million, $0, and $0 for the years ended December 30, 2022, 2021, and 2020, respectively	$(9,543)	$144	$-
Reclassification adjustment for realized loss included in net income net of tax of $31, $0, and $0 the years ended 2022, 2021, and 2020, respectively	96	-	-
Other comprehensive (loss) income	$(9,447)	$144	$-
Comprehensive Income	$20,191	$23,303	$19,266

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Consolidated Statements of Shareholders’ Equity
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Common Stock (Shares)
Balance at beginning of period	9,071,417	9,044,765	10,057,506
Exercise of employee stock options	17,450	-	-
Shares issued for restricted stock units	43,106	26,652	19,437
Shares acquired and canceled	-	-	(1,032,178)
Balance at end of period	9,131,973	9,071,417	9,044,765

Common Stock (Amount)
Balance at beginning of period	$91	$90	$101
Shares issued for restricted stock units	-	1	(11)
Balance at end of period	$91	$91	$90

Additional Paid-in Capital
Balance at beginning of period	$94,024	$93,162	$92,391
Shares purchased and retired	(145)	426	257
Stock-based compensation expense	1,384	436	514
Balance at end of period	$95,263	$94,024	$93,162

Retained Earnings
Balance at beginning of period	$33,149	$14,067	$7,634
Net income	29,638	23,159	19,266
Common stock acquired and canceled	-	-	(9,065)
Cash dividends declared ($0.52, $0.45, $0.41 per share) December 31, 2022, 2021, and 2020, respectively	(4,738)	(4,077)	(3,768)
Balance at end of period	$58,049	$33,149	$14,067

Accumulated Other Comprehensive Income(Loss)
Balance at beginning of period	$144	$-	$-
Comprehensive income(loss)	(9,447)	144	-
Balance at end of period	$(9,303)	$144	$-

Total Shareholders’ equity	$144,100	$127,408	$107,319

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2022	2021	2020

Operating Activities
Net income	$29,638	$23,159	$19,266
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,406	1,031	1,093
Provision for loan losses	4,468	4,175	5,350
Amortization of premiums and discounts on securities	812	30	-
Gain on sales of loans	(486)	(435)	(175)
Net loss on sale of available for sale debt securities	127	-	-
Stock-based compensation expense	1,384	862	771
Gain on sale of premises and equipment	(24)	(1)	(3)
Cash receipts from the sale of loans originated for sale	33,776	23,954	8,924
Cash disbursements for loans originated for sale	(32,826)	(23,659)	(8,042)
Deferred income tax (benefit)	(1,423)	235	(875)
Changes in
Interest receivable and other assets	(1,865)	907	(162)
Interest payable and other liabilities	4,727	(303)	(912)

Net cash provided by operating activities	39,714	29,955	25,235

Investing Activities
Net cash received for acquisition, net of cash paid	-	20,432	-
Maturities of interest-bearing time deposits in other banks	2,490	13,175	28,162
Purchases of interest-bearing time deposits in other banks	(4,727)	-	(14,427)
Proceeds from sale of available-for-sale debt securities	11,820	1,173	-
Maturities, prepayments and calls of available-for-sale debt securities	19,736	290	-
Purchases of available-for-sale debt securities	(133,052)	-	-
Net change in loans	(242,105)	(77,951)	(132,866)
Purchases of premises and equipment	(294)	(599)	(438)
Proceeds from sale of premises and equipment	3,370	17	27
Change in nonmarketable equity securities	(7)	(30)	(72)

Net cash used in investing activities	(342,769)	(43,493)	(119,614)

Financing Activities
Net change in deposits	211,829	68,470	148,031
Cash distributions	(4,366)	(3,982)	(7,803)
Net cash settlement of equity compensation	(145)	-	-
Common stock issued for restricted stock units	-	1	(9,076)

Net cash provided by financing activities	207,318	64,489	131,152

Net Increase/(Decrease) in Cash and Due from Banks	(95,737)	50,951	36,773

Cash and Due from Banks, Beginning of Period	204,852	153,901	117,128

Cash and Due from Banks, End of Period	$109,115	$204,852	$153,901

Supplemental Disclosure of Cash Flows Information
Interest paid	$9,100	$3,222	$6,502
Income taxes paid	$9,981	$7,511	$7,731
Dividends declared and not paid	$1,463	$1,089	$994
Measurement period goodwill adjustment	$124	$-	$-
Supplemental Disclosure of Investing Activities
Cash consideration for acquisition	$-	$29,266	$-
Fair value of assets acquired in acquisition	$-	$267,327	$-
Fair value of liabilities assumed in acquisition	$-	$245,528	$-

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Notes to Consolidated Financial Statements

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Bank7 Corp. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Bank7 (the “Bank”).  The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers located in Oklahoma, Texas, and Kansas. The Bank is subject to competition from other financial institutions.  The Company is subject to the regulation of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents is $267,000 restricted cash related to the acquisition of Watonga Bancshares, Inc.

Interest-Bearing Time Deposits in Other Banks

Interest-bearing time deposits in other banks totaled $5.5 million and $3.2 million at December 31, 2022 and December 31, 2021 respectively, and have original maturities generally ranging from one to five years.

Available-for-Sale Debt Securities

Available-for-sale debt securities are carried at fair value with unrealized gains and losses excluded from earnings and reported separately in other comprehensive income. The Company currently has no securities designated as trading or held-to-maturity. Interest income is recognized at the coupon rate adjusted for amortization and accretion of premiums and discounts. Discounts are accreted into interest income over the estimated life of the related security and premiums are amortized against income to the earlier of the call date or weighted average life of the related security using the interest method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. They are included in noninterest income or expense and, when applicable, are reported as a reclassification adjustment in other comprehensive income.

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

No asset impairment was recognized during the years ended December 31, 2022, 2021, and 2020.

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

Goodwill and Intangible Assets

Intangible assets totaled $1.3 million and goodwill, net of accumulated amortization totaled $8.6 million for the year ended December 31, 2022, compared to intangible assets of $1.6 million and goodwill, net of accumulated amortization of $8.5 million for the year ended December 31, 2021. The decrease in intangible assets is due to amortization of core deposit intangibles and the increase in goodwill recognized is due to the resolution of contractual obligations, assessment of fair value of premises and equipment, and tax provision adjustments that relate to the acquisition of Watonga Bancshares, Inc. on December 9, 2021.

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

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2022, 2021 and 2020, the Company recognized no interest and penalties.

The Company or one of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal or state tax examinations for years before 2019.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period, except those resulting from transactions with stockholders. Besides net income, other components of the Company’s comprehensive income includes the after tax effect of changes in the net unrealized gain/loss on debt securities available-for-sale. The Company’s policy is to release material stranded tax effects included in accumulated other comprehensive income on a specific identification basis.

Reclassifications

Certain reclassifications have been made to the 2021 consolidated financial statements to conform to the 2022 consolidated financial statement presentation. These reclassifications had no effect on net earnings.

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

Interchange Fees

Interchange fees, or “swipe” fees, are charges that merchants pay to the processors who, in turn, share that revenue with us and other card-issuing banks for processing electronic payment transactions. Interchange fees represent the portion of the debit card transaction amount that the card issuer retains to compensate it for processing transactions and providing rewards. Interchange fees are settled and recognized on a daily or monthly basis. Interchange fees are included with noninterest income and recorded net of related expenses as the Bank acts as an agent, introducing the customer transactions to the processor.

Bank7 Corp.
Notes to Consolidated Financial Statements
Recent Accounting Pronouncements

Standards Adopted During Current Period:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires lessees to recognize a lease liability and a right-of-use asset for all leases, excluding short-term leases, at the commencement date. The guidance in the ASU is effective for annual reporting periods beginning after December 15, 2021. Additionally, a modified retrospective approach is required for leases existing at the earliest comparative period presented. The Company adopted this new standard on January 1, 2022, using a modified retrospective transition approach and recognized right-of-use lease assets and related lease liabilities totaling $2.2 and $2.2 million, respectively. The Company elected to apply certain practical adoption expedients provided under the updates whereby it did not reassess initial direct costs for any existing leases.

No cumulative-effect adjustment was recognized as the amount was not material, and the impact on our results of operations and cash flows was also not material. No prior periods were adjusted. See Note (19) for the financial position impact and additional disclosures.

Standards Not Yet Adopted:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The guidance in the ASU is effective for reporting periods beginning after December 15, 2022 with a cumulative-effect adjustment to retained earnings required for the first reporting period. The ASU requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The ASU requires enhanced disclosures related to the significant estimates and judgements used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU will be effective for the Company on January 1, 2023. The Company believes under current assumptions the adoption will result in an immaterial change in our allowance for loan loss. The Company is currently finalizing the execution of its implementation controls and processes, the ultimate impact of the adoption of the ASU as of January 1, 2023 could differ from its current assumptions. Furthermore, the ASU will necessitate that the Company establish an allowance for expected credit losses for certain debt securities and other financial assets. The Company expects to adopt the standard in the first quarter of 2023.

Legislative and Regulatory Developments

In April 2020, the Company began originating loans to qualified small businesses under the Paycheck Protection Program (PPP) administered by the Small Business Administration (SBA). PPP loans are fully guaranteed by the SBA and thus have a zero percent risk weight under applicable risk-based capital rules. As of December 31, 2022, the Company had two PPP loans with balances totaling $2.6 million, and 43 PPP loans with balances totaling $18.7 million as of December 31, 2021. The Company recognized $219,000 in fee income during the year ended December 31, 2022, with $50,000 remaining to be recognized, as compared to $2.3 million recognized and $269,000 to be recognized as of December 31, 2021.

Bank7 Corp.
Notes to Consolidated Financial Statements

Note 2:	Recent Events, Including Mergers and Acquisitions

On December 9, 2021, the Company’s largest shareholder sold approximately 1.1 million shares of stock pursuant to an S-3 registered secondary offering. The Company incurred $423,000 in non-recurring expenses associated with the offering, which are included in noninterest expenses. The effect of this purchase and related expenses was included in the consolidated financial statement of the Company as of December 31, 2021.

Business Combinations

On December 9, 2021, the Company acquired 100% of the outstanding equity of Watonga Bancshares, Inc. (“Watonga”), the bank holding company for Cornerstone Bank, for $29.3 million in cash. Immediately following the acquisition, Watonga was dissolved and Cornerstone Bank merged with and into Bank7.

A summary of the fair value of assets acquired and liabilities assumed from Watonga are as follows:

(in thousands)	Estimated Fair Value
Assets Acquired
Cash and cash equivalents	$41,747
Available-for-sale debt securities	86,166
Federal funds sold	7,941
Loans	117,335
Premises and equipment	8,669
Core deposit intangible	1,254
Prepaid expenses and other assets	4,512
Total assets acquiried	$267,624
Liabilities Assumed
Deposits	$243,487
Accounts payable and accrued expenses	2,232
Total liabilities assumed	$245,719
Net assets acquired	$21,905
Consideration transferred	29,498
Goodwill	$7,593

Goodwill increased $124,000 for the twelve months ended December 31, 2022, respectively, related to the resolution of contractual obligations, assessment of the fair value of premises and equipment, and tax provision adjustments.

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

As of the acquisition date, the Company evaluated $117.3 million of net loans ($118.5 million gross loans less $1.2 million discount) purchased in conjunction with the acquisition of Watonga Bancshares, Inc. in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs. As of December 31, 2022, the net loan balance of the ASC Topic 310-20 purchased loans is $63.0 million ($63.8 million gross loans less $743,000 discount). The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.

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

Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were issued. There were no subsequent events requiring recognition or disclosure.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 3:	Restriction on Cash and Due from Banks

On March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, effectively eliminating reserve requirements for all depository institutions. There was no reserve requirement as of December 31, 2022.

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

The following table shows the computation of basic and diluted earnings per share:

	As of and for the Years ended December 31,
	2022	2021	2020
(Dollars in thousands, except per share amounts)
Numerator
Net income	$29,638	$23,159	$19,266

Denominator
Weighted-average shares outstanding for basic earnings per share	9,101,523	9,056,117	9,378,769
Dilutive effect of stock compensation (1)	103,193	35,419	385
Denominator for diluted earnings per share	9,204,716	9,091,536	9,379,154

Earnings per common share
Basic	$3.26	$2.56	$2.05
Diluted	$3.22	$2.55	$2.05

(1)
The following have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented: Nonqualified stock options outstanding of 5,000, 264,000, and 185,250 as of December 31, 2022, 2021, and 2020, respectively; Restricted stock units outstanding of 0, 0, and 10,000 as of December 31, 2022, 2021, and 2020, respectively.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 5:	Debt Securities

The following table summarizes the amortized cost and fair value of debt securities available-for-sale at December 31, 2022 and December 31, 2021, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale as of December 31, 2022
U.S. Federal agencies	$1,292	$-	$(150)	$1,142
Mortgage-backed securities(1)(2)	42,953	-	(4,879)	38,074
State and political subdivisions	30,632	-	(2,276)	28,356
U.S. Treasuries	104,940	-	(4,280)	100,660
Corporate debt securities	5,500	-	(567)	4,933
Total available-for-sale	185,317	-	(12,152)	173,165
Total debt securities	185,317	-	(12,152)	173,165

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale as of December 31, 2021
U.S. Federal agencies	$311	$2	$-	$313
Mortgage-backed securities(1)	33,085	69	-	33,154
State and political subdivisions	45,245	49	-	45,294
U.S. Treasuries	6,052	-	(5)	6,047
Corporate debt securities	-	-	-	-
Total available-for-sale	84,693	120	(5)	84,808
Total debt securities	84,693	120	(5)	84,808

(1) All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities.
(2) Included in mortgage-backed securities is $27.90 million of residential mortgage-backed securities and $15.05 million of commerical mortgage-backed securities.

Bank7 Corp.
Notes to Consolidated Financial Statements
The amortized cost and estimated fair value of investment securities at December 31, 2022 and December 31, 2021, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of December 31, 2022
Due in one year or less	$2,133	$2,115
Due after one year through five years	118,108	113,415
Due after five years through ten years	21,495	19,030
Due after ten years	628	531
Mortgage-backed securities	42,953	38,074
Total available-for-sale	185,317	173,165

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of December 31, 2021
Due in one year or less	$3,622	$3,623
Due after one year through five years	22,030	22,076
Due after five years through ten years	22,819	22,821
Due after ten years	3,137	3,134
Mortgage-backed securities	33,085	33,154
Total available-for-sale	84,693	84,808

There were no holdings of securities of any issuer in an amount greater than 10% of stockholders equity at December 31, 2022.

The following table presents a summary of realized gains and losses from the sale, prepayment and call of debt securities for the twelve months ended December 31, 2022 and December 31, 2021.

	Year Ended December 31, 2022	Year Ended December 31, 2021
(in thousands)
Proceeds from sales, prepayments and calls	$31,556	$-
Gross realized gains on sales, prepayments and calls	10	-
Gross realized losses on sales, prepayments and calls	(137)	-
Total realized (losses), net	$(127)	$-

The following table details book value of pledged securities as of December 31, 2022:

(in thousands)	December 31, 2022	December 31, 2021
Book value of pledged securities	$85,280	$37,477

Bank7 Corp.
Notes to Consolidated Financial Statements
The following table details gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2022 and December 31, 2021. As of December 31, 2022, the Company had the ability and intent to hold the debt securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased and acquired. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statement of comprehensive income.

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Available-for-sale as of December 31, 2022
U.S. Federal agencies	$1,142	$(150)	$-	$-	$1,142	$(150)
Mortgage-backed securities	38,074	(4,879)	-	-	38,074	(4,879)
State and political subdivisions(1)	28,356	(2,276)	-	-	28,356	(2,276)
U.S. Treasuries	100,660	(4,280)	-	-	100,660	(4,280)
Corporate debt securities	4,933	(567)	-	-	4,933	(567)
Total available-for-sale	$173,165	$(12,152)	$-	$-	$173,165	$(12,152)

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Available-for-sale as of December 31, 2021
U.S. Federal agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	-	-	-	-	-	-
State and political subdivisions(1)	-	-	-	-	-	-
U.S. Treasuries	6,047	(5)	-	-	6,047	(5)
Corporate debt securities	-	-	-	-	-	-
Total available-for-sale	$6,047	$(5)	$-	$-	$6,047	$(5)
(1) Of our state and political subdivisions securities $25.02 million are rate BBB+ or better and $3.34 million are not rated.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 6:	Loans and Allowance for Loan Losses

A summary of loans at December 31, 2022 and December 31, 2021, are as follows (dollars in thousands):

	December 31, 2022	December 31, 2021

Construction & development	$163,203	$169,322
1 - 4 family real estate	76,928	62,971
Commercial real estate - other	439,001	339,655
Total commercial real estate	679,132	571,948

Commercial & industrial	513,011	361,974
Agricultural	66,145	73,010
Consumer	14,949	24,046

Gross loans	1,273,237	1,030,978

Less allowance for loan losses	(14,734)	(10,316)
Less deferred loan fees	(2,781)	(2,577)

Net loans	$1,255,722	$1,018,085

Included in the commercial & industrial loan balance at December 31, 2022 and December 31, 2021, are $2.6 million  and $18.7 million of loans that were originated under the SBA PPP program, respectively.

Bank7 Corp.
Notes to Consolidated Financial Statements
The following table presents, by portfolio segment, the activity in the allowance for loan losses for the years ended December 31, 2022, 2021, and 2020 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2022
Balance, beginning of period	$1,695	$630	$3,399	$3,621	$730	$241	$10,316

Charge-offs	-	-	-	(2)	(50)	(22)	(74)
Recoveries	-	-	-	10	4	10	24

Net (charge-offs) recoveries	-	-	-	8	(46)	(12)	(50)

Provision (credit) for loan losses	194	260	1,681	2,308	81	(56)	4,468

Balance, end of period	$1,889	$890	$5,080	$5,937	$765	$173	$14,734

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2021
Balance, beginning of period	$1,239	$334	$3,337	$4,035	$580	$114	$9,639

Charge-offs	-	-	-	(3,750)	-	(68)	(3,818)
Recoveries	-	-	-	16	300	4	320

Net (charge-offs) recoveries	-	-	-	(3,734)	300	(64)	(3,498)

Provision (credit) for loan losses	456	296	62	3,320	(150)	191	4,175

Balance, end of period	$1,695	$630	$3,399	$3,621	$730	$241	$10,316

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2020
Balance, beginning of period	$782	$378	$3,025	$2,887	$642	$132	$7,846

Charge-offs	-	-	-	(3,289)	(300)	(1)	(3,590)
Recoveries	-	2	-	18	10	3	33

Net (charge-offs) recoveries	-	2	-	(3,271)	(290)	2	(3,557)

Provision (credit) for loan losses	457	(46)	312	4,419	228	(20)	5,350

Balance, end of period	$1,239	$334	$3,337	$4,035	$580	$114	$9,639

Bank7 Corp.
Notes to Consolidated Financial Statements
The following table presents, by portfolio segment, the balance in allowance for loan losses and the gross loans based upon portfolio segment and impairment method as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2022
Allowance Balance
Ending balance
Individually evaluated for impairment	$-	$-	$-	$133	$-	$-	$133
Collectively evaluated for impairment	1,889	890	5,080	5,804	765	173	14,601

Total	$1,889	$890	$5,080	$5,937	$765	$173	$14,734

Gross Loans
Ending balance
Individually evaluated for impairment	$-	$-	$1,983	$19,015	$-	$22	$21,020
Collectively evaluated for impairment	163,203	76,928	437,018	493,996	66,145	14,927	1,252,217

Total	$163,203	$76,928	$439,001	$513,011	$66,145	$14,949	$1,273,237

December 31, 2021
Allowance Balance
Ending balance
Individually evaluated for impairment	$-	$-	$-	$253	$-	$-	$253
Collectively evaluated for impairment	1,695	630	3,399	3,368	730	241	10,063

Total	$1,695	$630	$3,399	$3,621	$730	$241	$10,316

Gross Loans
Ending balance
Individually evaluated for impairment	$-	$-	$14,481	$9,354	$-	$19	$23,854
Collectively evaluated for impairment	169,322	62,971	325,174	352,620	73,010	24,027	1,007,124

Total	$169,322	$62,971	$339,655	$361,974	$73,010	$24,046	$1,030,978

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

Bank7 Corp.
Notes to Consolidated Financial Statements
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

The Company evaluates the definitions of loan grades and the allowance for loan losses methodology on an ongoing basis.  No changes were made to either during the period ended December 31, 2022.

Bank7 Corp.
Notes to Consolidated Financial Statements
The following table presents the credit risk profile of the Company’s loan portfolio based on internal rating category as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2022
Grade
1 (Pass)	$163,203	$76,928	$397,295	$493,412	$65,857	$14,927	$1,211,622
2 (Watch)	-	-	14,976	-	288	-	15,264
3 (Special Mention)	-	-	24,747	584	-	-	25,331
4 (Substandard)	-	-	1,983	19,015	-	22	21,020

Total	$163,203	$76,928	$439,001	$513,011	$66,145	$14,949	$1,273,237

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2021
Grade
1 (Pass)	$169,322	$62,971	$282,268	$341,661	$72,295	$24,000	$952,517
2 (Watch)	-	-	14,976	4,658	255	-	19,889
3 (Special Mention)	-	-	27,112	6,300	460	-	33,872
4 (Substandard)	-	-	15,299	9,355	-	46	24,700

Total	$169,322	$62,971	$339,655	$361,974	$73,010	$24,046	$1,030,978

Bank7 Corp.
Notes to Consolidated Financial Statements
The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	Past Due
	30–59 Days	60–89 Days	Greater than 90 Days	Total	Current	Total Loans	Total Loans > 90 Days & Accruing

December 31, 2022
Construction & development	$-	$-	$-	$-	$163,203	$163,203	$-
1 - 4 family real estate	-	-	-	-	76,928	76,928	-
Commercial real estate - other	-	617	-	617	438,384	439,001	-
Commercial & industrial (1)	21	-	9,923	9,944	503,067	513,011	9,923
Agricultural	4	-	-	4	66,141	66,145	-
Consumer	291	82	22	395	14,554	14,949	18

Total	$316	$699	$9,945	$10,960	$1,262,277	$1,273,237	$9,941

(1) The $9.92 million that is greater than 90 days past due consists of a single loan that is well collateralized and for which collection is being diligently pursued.

December 31, 2021
Construction & development	$-	$-	$-	$-	$169,322	$169,322	$-
1 - 4 family real estate	-	-	-	-	62,971	62,971	-
Commercial real estate - other	-	174	-	174	339,481	339,655	-
Commercial & industrial	-	19	501	520	361,454	361,974	401
Agricultural	-	-	77	77	72,933	73,010	77
Consumer	48	15	18	81	23,965	24,046	18

Total	$48	$208	$596	$852	$1,030,126	$1,030,978	$496

The following table presents impaired loans as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

December 31, 2022
Construction & development	$-	$-	$-	$-	$-	$21	$-
1 - 4 family real estate	-	-	-	-	-	-	-
Commercial real estate - other	2,808	1,983	-	1,983	-	11,749	141
Commercial & industrial	19,882	18,882	133	19,015	133	11,773	1,214
Agricultural	-	-	-	-	-	14	-
Consumer	31	22	-	22	-	27	-

Total	$22,721	$20,887	$133	$21,020	$133	$23,584	$1,355

December 31, 2021
Construction & development	$-	$-	$-	$-	$-	$-	$-
1 - 4 family real estate	-	-	-	-	-	-	-
Commercial real estate - other	15,412	14,481	-	14,481	-	11,879	902
Commercial & industrial	9,476	9,101	253	9,354	253	12,584	275
Agricultural	-	-	-	-	-	161	-
Consumer	18	19	-	19	-	33	1

Total	$24,906	$23,601	$253	$23,854	$253	$24,657	$1,178

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

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. At December 31, 2022, the Company had $1.2 million of commercial real estate loans, compared to $1.4 million of commercial real estate loans that were classified as troubled-debt restructurings and impaired as of December 31, 2021. There were no newly modified troubled-debt restructurings during the year ended December 31, 2022.

There were no troubled-debt restructurings modified in the past twelve months that subsequently defaulted for the year ended December 31, 2022.

The following table represents information regarding nonperforming assets at December 31, 2022 and December 31, 2021 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2022
Nonaccrual loans	$-	$-	$1,348	$6,686	$-	$5	$8,039
Troubled-debt restructurings (1)	-	-	-	-	-	-	-
Accruing loans 90 or more days past due	-	-	-	9,923	-	18	9,941

Total nonperforming loans	$-	$-	$1,348	$16,609	$-	$23	$17,980

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2021
Nonaccrual loans	$-	$-	$2,708	$7,163	$-	$14	$9,885
Troubled-debt restructurings (1)	-	-	-	-	-	-	-
Accruing loans 90 or more days past due	-	-	-	401	77	18	496

Total nonperforming loans	$-	$-	$2,708	$7,564	$77	$32	$10,381

(1) $1.2 million of TDRs as of December 31, 2022 and $1.4 million as of December 31, 2021, are included in the nonaccrual loans balance.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 7:	Premises and Equipment

Major classifications of premises and equipment, stated at cost and net of accumulated depreciation are as follows (dollars in thousands):

	December 31, 2022	December 31, 2021

Land, buildings and improvements	$15,504	$18,327
Furniture and equipment	2,803	3,100
Automobiles	958	946
	19,265	22,373
Less accumulated depreciation	(6,159)	(5,116)

Net premises and equipment	$13,106	$17,257

Note 8:	Goodwill and Core Deposit Intangibles

The following is a summary of goodwill and intangible assets (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2022
Goodwill	$8,833	$(230)	$8,603
Core deposit intangibles	3,315	(1,979)	1,336
Total	$12,148	$(2,209)	$9,939

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2021
Goodwill	$8,709	$(230)	$8,479
Core deposit intangibles	3,315	(1,672)	1,643
Total	$12,024	$(1,902)	$10,122

See Note 2 for discussion on the $124,000 in adjustments to Goodwill as of the year-ended December 31, 2022.

Amortization expense for intangible assets totaled $307,000, $183,000 and $206,000 for the years ended December 31, 2022, 2021 and 2020, respectively. Estimated amortization expense for each of the remaining life is as follows (dollars in thousands):

2023	$305
2024	155
2025	125
2026	125
2027	125
Thereafter	501
Total	$1,336

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 9:	Interest-Bearing Deposits

Interest-bearing time deposits in denominations of $250,000 or more were $42.6 million and $45.9 million at December 31, 2022 and 2021, respectively.

At December 31, 2022, the scheduled maturities of interest-bearing time deposits were as follows (dollars in thousands):

2023	$157,233
2024	18,150
2025	5,775
2026	2,076
Thereafter	268
Total	$183,502

As of December 31, 2022, 2021, and 2020 brokered deposits were $261.3 million, $273.8 million, and $427.0 million, respectively, of these $261.3 million, $273.8 million, and $427.0 million, respectively, were reciprocal deposits.

Note 10:	Income Taxes

The (benefit)/provision for income taxes for the years ended December 31, 2022, 2021 and 2020 consists of the following (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020

Federal:
Current	$9,480	$6,204	$5,944
Deferred	(1,309)	90	(684)
Total federal tax provision	$8,171	$6,294	$5,260

State:
Current	$1,562	$1,440	$1,549
Deferred	(114)	21	(191)
Total state tax provision	$1,448	$1,461	$1,358

Total income tax provision	$9,619	$7,755	$6,618

Bank7 Corp.
Notes to Consolidated Financial Statements
The provision for income taxes for the years ended December 31, 2022, 2021 and 2020 differs from the federal rate of 21% due to the following:

	Year Ended December 31,
	2022	2021	2020

Statutory U.S. Federal Income Tax	$8,244	$6,492	$5,434
Increase (decrease) resulting from:
State Taxes	1,154	1,214	1,077
Permanent Differences	240	121	118
Return to provision and deferred true ups	(7)	-	-
FIN 48 Activity	(13)	-	-
Other	1	(72)	(11)
Provision for income taxes	$9,619	$7,755	$6,618

Deferred tax assets (liabilities) included in other assets in the accompanying consolidated balance sheet consist of the following:

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Allowance for loan losses	$3,345	$2,413
Non-accrual Loans	204	135
Deferred Compensation	218	253
Deferred Revenue	302	285
Discounts and premiums on assets acquired	191	318
Net unrealized loss on securities available for sale	2,639	-
Accrued expenses	204	-
Lease liabilities	492	-
Total deferred tax assets	$7,595	$3,404

Deferred tax liabilities:
Property and equipment	$(1,066)	$(1,189)
Intangible assets	(402)	(473)
Prepaid Expenses	(149)	(25)
Right of Use Asset	(500)	-
Net unrealized gains on securities available for sale	-	(478)
Other	(15)	(15)
Total deferred tax liabilities	$(2,132)	$(2,180)

Net deferred tax assets	$5,463	$1,224

Bank7 Corp.
Notes to Consolidated Financial Statements
In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize all benefits related to these deductible differences as of December 31, 2022.

The Company does not have any net operating loss or tax credit carryforwards as of December 31, 2022.

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

	For the Year Ended December 31,
	2022	2021

Balance at beginning of year	$13	$13
Additions for positions taken in prior years	-	-
Reductions for positions taken in prior years	-	-
Balance at end of year	$13	$13

There were no interest or penalties related to uncertain tax positions reflected in the consolidated statements of income for the years ended December 31, 2022, 2021, and 2020.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 11:	Letters of Credit

The Bank has entered into an arrangement with the FHLB resulting in the FHLB issuing letters of credit on behalf of the Bank with the resulting beneficiary being certain public funds in connection with these deposits.  Outstanding letters of credit to secure these public funds at December 31, 2022 and 2021 were $800,000 and $600,000, respectively.  Loans with a collateral value of approximately $130.0 million and $78.7 million were used to secure the letters of credit at December 31, 2022 and 2021, respectively.

Note 12:	Advances and Borrowings

The Bank has a blanket floating lien security agreement with a maximum borrowing capacity of $129.2 million at December 31, 2022, with the FHLB, under which the Bank is required to maintain collateral for any advances, including its stock in the FHLB, as well as qualifying first mortgage and other loans.  The Bank had no advances from the FHLB at December 31, 2022 or 2021.

Note 13:	Shareholders’ Equity

On September 5, 2019, the Company adopted a Repurchase Plan (the “RP”). The RP initially authorized the repurchase of up to 500,000 shares of the Company’s common stock. On March 13, 2020, the Company’s Board of Directors approved a 500,000 share expansion, and on November 2, 2020, approved a 750,000 share expansion to the RP, for a total of 1,750,000 shares authorized under the RP. All shares repurchased under the RP have been retired and not held as treasury stock. The RP expired on September 5, 2021. On October 28, 2021, the Company adopted a new Repurchase Plan (the “New RP”) that authorizes the repurchase of up to 750,000 shares of the Company’s stock. Stock repurchases under the New RP will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. There were no repurchases as of December 31, 2022.

 A summary of the activity under the RP is as follows:

	Year Ended December 31,
	2022	2021
Number of shares repurchased	-	-
Average price of shares repurchased	$-	$-
Shares remaining to be repurchased	750,000	750,000

Bank7 Corp.
Notes to Consolidated Financial Statements
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I, and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2022, that the Company and Bank meet all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of December 31, 2022, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

Bank7 Corp.
Notes to Consolidated Financial Statements
The Company’s and Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirements		With Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2022
Total capital to risk-weighted assets
Company	$158,158	12.41%	$101,990	8.00%	$133,862	10.50%	N/A	N/A
Bank	158,158	12.42%	101,909	8.00%	133,756	10.50%	127,387	10.00%
Tier I capital to risk-weighted assets
Company	143,424	11.25%	76,493	6.00%	108,365	8.50%	N/A	N/A
Bank	143,424	11.26%	76,432	6.00%	108,279	8.50%	101,909	8.00%
CET I capital to risk-weighted assets
Company	143,424	11.25%	57,370	4.50%	89,241	7.00%	N/A	N/A
Bank	143,424	11.26%	57,324	4.50%	89,171	7.00%	82,801	6.50%
Tier I capital to average assets
Company	143,424	9.19%	62,460	4.00%	N/A	N/A	N/A	N/A
Bank	143,424	9.18%	62,489	4.00%	N/A	N/A	78,111	5.00%

As of December 31, 2021
Total capital to risk-weighted assets
Company	$127,946	12.54%	$81,620	8.00%	$107,126	10.50%	N/A	N/A
Bank	127,844	12.54%	81,539	8.00%	107,020	10.50%	$101,924	10.00%
Tier I capital to risk-weighted assets
Company	117,631	11.53%	61,215	6.00%	86,721	8.50%	N/A	N/A
Bank	117,528	11.53%	61,154	6.00%	86,635	8.50%	81,539	8.00%
CET I capital to risk-weighted assets
Company	117,631	11.53%	45,911	4.50%	71,417	7.00%	N/A	N/A
Bank	117,528	11.53%	45,866	4.50%	71,347	7.00%	66,250	6.50%
Tier I capital to average assets
Company	117,631	10.56%	44,571	4.00%	N/A	N/A	N/A	N/A
Bank	117,528	10.55%	44,571	4.00%	N/A	N/A	55,714	5.00%

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

As of December 31, 2022, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At December 31, 2022, approximately $59.4 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 14:	Related-Party Transactions

At December 31, 2022 and December 31, 2021, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties) approximating $132,000 and $0, respectively.

The Bank leases office and retail banking space in Woodward, Oklahoma from Haines Realty Investments Company, LLC, a related party of the Company.  Lease expense totaled $155,000, $175,000 and $177,000 for the years ended December 31, 2022, 2021 and 2020, respectively.  In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 15:	Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to the maximum legal limit with the Bank matching up to 5% of the employee’s salary. Employer contributions charged to expense for the years ended December 31, 2022, 2021 and 2020 totaled $366,000, $267,000 and $230,000, respectively.

Stock-Based Compensation

The Company adopted a nonqualified incentive stock option plan (the “Bank7 Corp. 2018 Equity Incentive Plan”) in September 2018 and amended the Bank7 Corp. 2018 Equity Plan on May 20, 2020 adding an additional 507,500 shares to the plan. The Bank7 Corp. 2018 Equity Incentive Plan will terminate in September 2028, if not extended. Compensation expense, net of settlement of shares for payroll withholding  related to the Plan for the years ended December 31, 2022, 2021 and 2020 totaled $1,384,000, $862,000 and $771,000, respectively. There were 700,087 shares available for future grants as of December 31, 2022.

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

Bank7 Corp.
Notes to Consolidated Financial Statements
The following table is a summary of the stock option activity under the Bank7 Corp. 2018 Equity Incentive Plan (dollar amounts in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Year Ended December 31, 2022
Outstanding at December 31, 2021	264,000	$17.41
Options Granted	5,000	23.87
Options Exercised	17,450	17.73
Options Forfeited	-	-
Outstanding at December 31, 2022	251,550	17.52	6.64	$2,032,509
Exercisable at December 31, 2022	170,485	18.39	6.05	$1,229,200

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Year Ended December 31, 2021
Outstanding at December 31, 2020	185,250	$18.73
Options Granted	80,500	14.31
Options Exercised	-	-
Options Forfeited	(1,750)	14.31
Outstanding at December 31, 2021	264,000	17.41	7.56	$1,474,840
Exercisable at December 31, 2021	121,932	18.82	6.82	$509,257

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

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the period presented:

	For the Year Ended
	December 31, 2022	December 31, 2021
Risk-free interest rate	3.47%	0.52%
Dividend yield	1.96%	2.89%
Stock price volatility	34.92%	66.67%
Expected term	7.01	6.41

Bank7 Corp.
Notes to Consolidated Financial Statements
The following table summarizes share information about RSUs for the years ended December 31, 2022 and 2021:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Year Ended December 31, 2022
Outstanding at December 31, 2021	172,993	$19.02
Shares granted	3,000	4.03
Shares vested	(61,902)	18.88
Shares forfeited	(1,500)	22.13
End of the period balance	112,591	$18.66

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Year Ended December 31, 2021
Outstanding at December 31, 2020	118,000	$18.09
Shares granted	90,575	19.95
Shares vested	(35,582)	18.30
Shares forfeited	-	-
End of the period balance	172,993	$19.02

As of December 31, 2022, there was approximately $1.8 million of unrecognized compensation expense related to 113,000 unvested RSUs and $351,000 of unrecognized compensation expense related to 252,000 unvested and/or unexercised stock options.  The stock option expense is expected to be recognized over a weighted average period of 2.05 years, and the RSU expense is expected to be recognized over a weighted average period of 2.32 years.

Bank7 Corp.
Notes to Consolidated Financial Statements
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

Recurring Measurements

Assets and liabilities measured at fair value on a recurring basis include the following:

Available-for-sale securities: Debt securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For those debt securities classified as Level 2, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data for similar securities, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2022 and December 31, 2021 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2022
Impaired loans (collateral- dependent)	$6,553	$-	$-	$6,553

December 31, 2021
Impaired loans (collateral- dependent)	$6,910	$-	$-	$6,910

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

Bank7 Corp.
Notes to Consolidated Financial Statements
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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted- Average
December 31, 2022
Collateral-dependent impaired loans	$6,553	Appraisals from comparable properties	Estimated cost to sell	20%

December 31, 2021
Collateral-dependent impaired loans	$6,910	Appraisals from comparable properties	Estimated cost to sell	20%

Bank7 Corp.
Notes to Consolidated Financial Statements
The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2022

Financial Assets
Cash and due from banks	$109,115	$109,115	$-	$-	$109,115
Interest-bearing time deposits in other banks	5,474	-	5,474	-	5,474
Loans, net of allowance	1,255,722	-	1,245,825	6,553	1,252,378
Loans held for sale	-	-	-	-	-
Nonmarketable equity securities	1,209	-	1,209	-	1,209
Interest receivable	8,124	-	8,124	-	8,124

Financial Liabilities
Deposits	$1,429,300	$-	$1,427,465	$-	$1,427,465
Interest payable	339	-	339	-	339

December 31, 2021

Financial Assets
Cash and due from banks	$195,359	$195,359	$-	$-	$195,359
Federal funds sold	9,493	9,493	-	-	$9,493
Interest-bearing time deposits in other banks	3,237	-	3,237	-	3,237
Loans, net of allowance	1,018,085	-	1,011,048	6,910	1,017,958
Loans held for sale	464	-	464	-	464
Nonmarketable equity securities	1,202	-	1,202	-	1,202
Interest receivable	4,259	-	4,259	-	4,259

Financial Liabilities
Deposits	$1,217,471	$-	$1,217,094	$-	$1,217,094
Interest payable	117	-	117	-	117

Bank7 Corp.
Notes to Consolidated Financial Statements
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

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at December 31, 2022 or December 31, 2021.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 17:	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets.  The following summarizes those financial instruments with contract amounts representing credit risk as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	December 31, 2022	December 31, 2021

Commitments to extend credit	$198,027	$200,393
Financial and performance standby letters of credit	1,043	5,809

	$199,070	$206,202

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

As of December 31, 2022, hospitality loans were 19% of gross total loans with outstanding balances of $244.3 million and unfunded commitments of $15.5 million; energy loans were 14% of gross total loans with outstanding balances of $182.8 million and unfunded commitments of $43.8 million.

The Company evaluates goodwill for potential goodwill impairment on an annual basis or more often based on consideration if any impairment indicators have occurred. A prolonged strain on the U.S. economy impacting the Company could result in goodwill being partially or fully impaired. At December 31, 2022, goodwill of $8.6 million was recorded on the consolidated balance sheet.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 19:	Operating Leases

Lessee

On January 1, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842), which requires the recognition of the Company’s operating leases on its balance sheet.  See Note (1) for additional information. The Company has operating leases, which primarily consist of office space in buildings, ATM locations, equipment and land on which it owns certain buildings.

Rental expense on all operating leases, including those rented on a monthly or temporary basis were as follows (Dollars in thousands):

Year Ending December 31:
2022	$777
2021	799
2020	837

As of December 31, 2022, a right of use lease asset included in interest receivable and other assets on the balance sheet totaled $2.0 million, and a related lease liability included in accrued interest payable and other liabilities on the balance sheet totaled $2.1 million. As of December 31, 2022, our operating leases have a weighted-average remaining lease term of 12.5 years and a weighted-average discount rate of 3.6 percent.

Future minimum rental commitments of branch facilities and office equipment due under non-cancelable operating leases at December 31, 2022, were as follows (dollars in thousands):

2023	$532
2024	448
2025	367
2026	298
2027	155
Thereafter	530
Total lease payments	2,330
Less imputed interest	(254)
Operating lease liability	$2,076

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 20:	Parent-only Financial Statements (dollars in thousands)

Condensed Balance Sheets
Assets	December 31, 2022	December 31, 2021

Cash and due from banks	$297	$297
Investment in bank subsidiary	143,049	126,783
Dividends receivable	1,463	1,089
Goodwill	1,011	1,011

Total assets	$145,820	$129,180

Liabilities and Shareholders’ Equity

Dividends Payable	$1,463	$1,089
Other liabilities	257	683

Total liabilities	1,720	1,772

Total shareholders’ equity	144,100	127,408

Total liabilities and shareholders’ equity	$145,820	$129,180

Condensed Statements of Comprehensive Income	For the Years Ended December 31,
	2022	2021	2020
Income
Dividends from subsidiary bank	$4,738	$4,078	$12,846

Total Income	4,738	4,078	12,846

Expense
Other	-	-	-

Total expense	-	-	-

Income and equity in undistributed net income of bank subsidiary	4,738	4,078	12,846
Equity in undistributed net income of bank subsidiary	24,900	19,081	6,420

Income before Taxes	29,638	23,159	19,266

Net Income Available to Common Shareholders	$29,638	$23,159	$19,266

Other Comprehensive Income
Equity in other comprehensive (loss) income of subsidiary	(9,447)	144	-
Other comprehensive gain(loss)	$(9,447)	$144	$-
Comprehensive Income	$20,191	$23,303	$19,266

Bank7 Corp.
Notes to Consolidated Financial Statements
Condensed Statements of Cash Flows	For the Years Ended December 31,
	2022	2021	2020

Operating Activities
Net income	$29,638	$23,159	$19,266
Items not requiring (providing) cash
Equity in undistributed net income	(24,900)	(19,081)	(6,420)

Changes in
Other current assets and liabilities	(374)	(102)	4,039

Net cash provided by operating activities	4,364	3,976	16,885

Financing Activities
Common stock issued, net of offering costs	-	1	(9,076)
Dividends paid	(4,364)	(3,982)	(7,803)

Net cash used in financing activities	(4,364)	(3,981)	(16,879)

Increase (Decrease) in Cash and Due from Banks	-	(5)	6

Cash and Due from Banks, Beginning of Period	297	302	296

Cash and Due from Banks, End of Period	$297	$297	$302

Supplemental Disclosure of Cash Flows Information
Dividends declared and not paid	$1,463	$1,089	$995

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure

a)	Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2022 of the Company’s disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-K.

b)	Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework (2013 edition),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2022.

Bank7 Corp.
Oklahoma City, Oklahoma
March 24, 2023

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

d)	Changes in Internal Control Over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 11.   Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 14.   Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

Financial Statements

See index to Consolidated Financial Statements on page 49.

Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under “Part II — Item 8. Financial Statements and Supplementary Data.”

Exhibits

3.1	Amended and Restated Certificate of Incorporation of Bank7 Corp.(1)

3.2	Amended and Restated Bylaws of Bank7 Corp.(2)

4.1	Specimen Common Stock Certificate of Bank7 Corp.(3)

4.2	Description of Common Stock Securities Registered Pursuant to Section 12 of the Exchange Act of 1934(4)

4.3	Form of Indenture for Senior Debt Securities(5)

4.4	Form of Indenture for Subordinated Debt Securities(6)

10.1	Form of Tax Sharing Agreement(7)

10.2	Bank7 Corp. 2018 Equity Incentive Plan(8)

10.3	First Amendment to Bank7 Corp. 2018 Equity Incentive Plan(9)

10.4	Form of Stock Option award Agreement under the Bank7 Corp. 2018 Equity Incentive Plan(10)

10.5	Form of Restricted Stock Unit Award Agreement under the Bank7 Corp. 2018 Equity Incentive Plan(11)

10.6	Form of Indemnification Agreement(12)

10.7	Form of Registration Rights Agreement(13)

10.8	Stock Award Agreement Between the Company and Thomas L. Travis issued under the 2018 Equity Incentive Plan (14)

10.9	Stock Award Agreement Between the Company and Jason E. Estes issued under the 2018 Equity Incentive Plan

10.10	Share Acquisition Agreement dated as of October 6, 2021 by and among Bank7 Corp., Watonga Bancshares, Inc., Cornerstone Bank, and Randy Barrett solely in his capacity as representative (15)

10.11	Employment Agreement dated March 30, 2022 between the Company and Thomas L. Travis (16)

10.12	Employment Agreement dated March 30, 2022 between the Company and Jason E. Estes

21	Subsidiaries of Bank7 Corp.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(1)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on the Securities and Exchange Commission on May 24, 2021.

(2)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2018 (File No. 333-227010).

(3)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(4)	Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 30, 2020.

(5)	Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 16, 2020.

(6)	Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 16, 2020.

(7)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2018 (File No. 333-227010).

(8)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(9)	Incorporated by reference to Appendix A of the Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 31, 2020.

(10)	Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(11)	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(12)	Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(13)	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2018 (File No. 333-227010).

(14)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2019.

(15)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2021.

(16)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2022.

Item 16.   Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank7 Corp.

Date: March 24, 2023	By:	/s/ Thomas L. Travis
Thomas L. Travis
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kelly J. Harris
Kelly J. Harris
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ William B. Haines	Director; Chairman	March 24, 2023
William B. Haines
/s/ Thomas L. Travis	Director; President and Chief Executive Officer (Principal Executive Officer)	March 24, 2023
Thomas L. Travis
/s/ William M. Buergler	Director	March 24, 2023
William M. Buergler
/s/ John T. Phillips	Director	March 24, 2023
John T. Phillips
/s/ Gary D. Whitcomb	Director	March 24, 2023
Gary D. Whitcomb
/s/ J. Michael Sanner	Director	March 24, 2023
J. Michael Sanner
/s/ Teresa L. Dick	Director	March 24, 2023
Teresa L. Dick
/s/ Edward P. Gray	Director	March 24, 2023
Edward P. Gray