Form 10-Q
period 2023-03-31
Bank7 Corp.
filed 2023-05-15
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or

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

As of May 15, 2023, the registrant had 9,153,602 shares of common stock, par value $0.01, outstanding.

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

Bank7 Corp.
Unaudited Consolidated Balance Sheets
(Dollar amounts in thousands, except par value)

Assets	March 31, 2023 (unaudited)	December 31, 2022

Cash and due from banks	$177,389	$109,115
Cash and cash equivalents	177,389	109,115
Interest-bearing time deposits in other banks	4,976	5,474
Available-for-sale debt securities	172,969	173,165
Loans, net of allowance for credit losses of $15,452 and $14,734 at March 31, 2023 and December 31, 2022, respectively	1,263,911	1,255,722
Premises and equipment, net	13,075	13,106
Nonmarketable equity securities	1,215	1,209
Core deposit intangibles	1,260	1,336
Goodwill	8,458	8,603
Interest receivable and other assets	17,286	16,439

Total assets	$1,660,539	$1,584,169

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$424,455	$439,409
Interest-bearing	1,067,104	989,891

Total deposits	1,491,559	1,429,300

Income taxes payable	4,068	1,054
Interest payable and other liabilities	10,906	9,715

Total liabilities	1,506,533	1,440,069

Shareholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding: 9,151,977 and 9,131,973 at March 31, 2023 and December 31, 2022 respectively	92	91
Additional paid-in capital	95,841	95,263
Retained earnings	65,620	58,049
Accumulated other comprehensive loss	(7,547)	(9,303)

Total shareholders’ equity	154,006	144,100

Total liabilities and shareholders’ equity	$1,660,539	$1,584,169

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Unaudited Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2023	2022
Interest Income
Loans, including fees	$25,352	$14,377
Interest-bearing time deposits in other banks	49	16
Debt securities, taxable	706	364
Debt securities, tax-exempt	87	98
Other interest and dividend income	1,186	70

Total interest income	27,380	14,925

Interest Expense
Deposits	7,374	717

Total interest expense	7,374	717

Net Interest Income	20,006	14,208

Provision for Credit Losses	475	276

Net Interest Income After Provision for Credit Losses	19,531	13,932

Noninterest Income
Mortgage lending income	54	166
Loss on sales, prepayments, and calls of available-for-sale debt securities	(1)	(127)
Service charges on deposit accounts	235	249
Other	384	387

Total noninterest income	672	675

Noninterest Expense
Salaries and employee benefits	4,680	4,026
Furniture and equipment	249	358
Occupancy	719	551
Data and item processing	386	387
Accounting, marketing and legal fees	298	233
Regulatory assessments	394	196
Advertising and public relations	148	110
Travel, lodging and entertainment	61	48
Other	714	511

Total noninterest expense	7,649	6,420

Income Before Taxes	12,554	8,187
Income tax expense	2,947	2,003
Net Income	$9,607	$6,184

Earnings per common share - basic	$1.05	$0.68
Earnings per common share - diluted	1.04	0.67
Weighted average common shares outstanding - basic	9,146,932	9,088,975
Weighted average common shares outstanding - diluted	9,264,247	9,182,055

Other Comprehensive Income
Unrealized gains(losses) on securities, net of tax benefit of $554 and $1.5 million for the three months ended March 31, 2023 and 2022	$1,755	$(3,995)
Reclassification adjustment for realized (gain)loss included in net income net of tax of $0 and $17 for the three months ended March 31, 2023 and 2022 respectively	1	(144)
Other comprehensive income(loss)	$1,756	$(4,139)
Comprehensive Income	$11,363	$2,045

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Unaudited Consolidated Statements of Shareholders’ Equity
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Common Stock (Shares)
Balance at beginning of period	9,131,973	9,071,417
Exercise of employee stock options	11,737	10,625
Shares issued for restricted stock units	13,234	12,426
Shares acquired and canceled	(4,967)	-
Balance at end of period	9,151,977	9,094,468

Common Stock (Amount)
Balance at beginning of period	$91	$91
Shares issued for restricted stock units	1	-
Balance at end of period	$92	$91

Additional Paid-in Capital
Balance at beginning of period	$95,263	$94,024
Shares purchased and retired for restricted stock units	(136)	(80)
Exercise of stock options	208	3
Stock-based compensation expense	506	363
Balance at end of period	$95,841	$94,310

Retained Earnings
Balance at beginning of period	$58,049	$33,149
Net income	9,607	6,184
Cumulative effect of change in accounting principle, net of tax of $178 (Note 1)	(572)	-
Cash dividends declared ($0.16 and $0.12 per share for
March 31, 2023 and 2022, respectively)	(1,464)	(1,091)
Balance at end of period	$65,620	$38,242

Accumulated Other Comprehensive Income(Loss)
Balance at beginning of period	$(9,303)	$144
Comprehensive income(loss)	1,756	(4,139)
Balance at end of period	$(7,547)	$(3,995)

Total Shareholders' equity	$154,006	$128,648

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in thousands)

	Three Months Ended March 31,
	2023	2022

Operating Activities
Net income	$9,607	$6,184
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	326	365
Provision for credit losses	475	276
Amortization of premiums and discounts on securities	92	155
Gain on sales of loans	(54)	(166)
Net loss on sale of available-for-sale debt securities	1	127
Stock-based compensation expense	506	286
Cash receipts from the sale of loans originated for sale	2,914	7,617
Cash disbursements for loans originated for sale	(2,860)	(7,584)
Deferred income tax benefit	(245)	(1,497)
Changes in
Interest receivable and other assets	(1,012)	2,764
Interest payable and other liabilities	3,823	3,633

Net cash provided by operating activities	13,573	12,160

Investing Activities
Maturities of interest-bearing time deposits in other banks	1,495	1,245
Purchases of interest-bearing time deposits in other banks	(997)	(249)
Proceeds from sale of available-for-sale debt securities	-	11,820
Maturities, prepayments and calls of available-for-sale debt securities	2,414	1,407
Purchases of available-for-sale debt securities	-	(131,052)
Net change in loans	(8,855)	(33,413)
Purchases of premises and equipment	(219)	(66)
Proceeds from sale of premises and equipment	-	2,933
Change in nonmarketable equity securities	(6)	7

Net cash used in investing activities	(6,168)	(147,368)

Financing Activities
Net change in deposits	62,259	65,808
Cash distributions	(1,463)	(1,089)
Shares purchased and retired for restricted stock units	(136)	(80)
Net settlement of stock options	208	3
Common stock issued for restricted stock units	1	-

Net cash provided by financing activities	60,869	64,642

Net Increase/(Decrease) in Cash and Due from Banks	68,274	(70,566)

Cash and Due from Banks, Beginning of Period	109,115	204,852

Cash and Due from Banks, End of Period	$177,389	$134,286

Supplemental Disclosure of Cash Flows Information
Interest paid	$7,058	$731
Income taxes paid	$21	$-
Dividends declared and not paid	$1,464	$1,091
Measurement period goodwill adjustment	$(146)	$328

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1:	Nature of Operations and Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position, results of operations, and cash flows of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. The Company revised certain accounting policies  since December 31, 2022, the date of the most recent annual report. See the significant accounting policy changes section below. The condensed consolidated balance sheet of the Company as of December 31, 2022 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and notes normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The information contained in the financial statements and footnotes included in Company’s annual report for the year ended December 31, 2022, should be referred to in connection with these unaudited interim consolidated financial statements. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, valuation of other real estate owned, income taxes, goodwill and intangibles and fair values of financial instruments.

8

Recent Accounting Pronouncements

Standards Adopted During Current Period:

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.”  On January 1, 2023, the Company adopted ASU 2022-02, which eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification (“ASC”) 310-40, “Receivables -Troubled Debt Restructurings by Creditors ” for entities that have adopted the current expected credit loss model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” ASU 2022-02 also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments—Credit Losses—Measured at Amortized Cost.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” On January 1, 2023 the Company adopted ASU 2016-13, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, Accounting Standards Codification (“ASC”) 326 made changes to the accounting for purchased loans and securities with credit deterioration and available-for-sale debt securities.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Operating results for periods from January 1, 2023 are presented in accordance with ASC 326 while prior period amounts continue to be reported in accordance with previously applicable standards and the accounting policies described in our 2022 Form 10-K. The Company recorded a net decrease to retained earnings of $572,000, gross of $750,000 net of tax of $178,000, as of January 1, 2023 for the cumulative effect of adopting ASC 326, and the impact on our results of operations and cash flows was not material.

The Company has not recorded an allowance for credit losses against its available-for-sale securities, as the credit risk is not material. The following table illustrates the impact of ASC 326 on the allowance for credit losses on the Company’s loans as of January 1, 2023 (dollars in thousands).

	January 1, 2023
	As Reported Under ASC 326	Pre ASC 326 Adoption	Impact of ASC 326 Adoption

Construction & development	$1,933	$1,889	$44
1 - 4 family real estate	752	890	(138)
Commercial real estate - other	4,912	5,080	(168)
Total commercial real estate	$7,597	$7,859	$(262)

Commercial & industrial	6,653	5,937	716
Agricultural	616	765	(149)
Consumer	118	173	(55)

Allowance for credit losses on loans	$14,984	$14,734	$250

Allowance for credit losses on off-balance sheet credit exposures	500	-	500
Total Impact	$15,484	$14,734	$750

Significant Accounting Policy Changes

Upon adoption of ASC 326, the Company revised certain accounting policies for Loans and the Allowance for Credit Losses as detailed below.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts. Accrued interest receivable totaled $7.8 million and $7.2 million at March 31, 2023 and December 31, 2022, and was reported in interest receivable and other assets on the consolidated balance sheets. The Company has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Interest income is accrued on the unpaid principal balance using the simple-interest method on the daily balances of the principal amounts outstanding.

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

Allowance for Credit Losses

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.  The allowance for credit losses is adjusted by a credit loss provision which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries.  Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.  Expected credit loss inherent in non-cancellable off-balance sheet credit exposures is accounted for as a separate liability included in other liabilities.

The allowance for credit losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay and estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The methodology for estimating the amount of credit losses reported in the allowance for credit losses has two basic components: an asset-specific component involving loans that do not share risk characteristics and the measurement of expected credit losses for such individual loans; and a pooled component for expected credit losses for pools of loans that share similar risk characteristics.

Loans That Do Not Share Risk Characteristics (Individually Analyzed)

Loans that do not share similar risk characteristics are evaluated on an individual basis.  Loans deemed to be collateral dependent have differing risk characteristics and are individually analyzed to estimate the expected credit loss.  A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is dependent on the liquidation and sale of the underlying collateral.  For collateral dependent loans where foreclosure is probable, the expected credit loss is measured based on the difference between the fair value of the collateral (less selling cost) and the amortized cost basis of the asset.  For collateral dependent loans where foreclosure is not probable, the Company has elected the practical expedient allowed by ASC 326-20 to measure the expected credit loss under the same approach as those loans where foreclosure is probable.  For loans with balances greater than $250,000 the fair value of the collateral is obtained through independent appraisal of the underlying collateral.  For loans with balances less than $250,000, the Company has made a policy election to measure expected loss for these individual loans utilizing loss rates for similar loan types.

Loans That Share Similar Risk Characteristics (Pooled Loans)

The general steps in determining expected credit losses for the pooled loan component of the allowance are as follows:

●	Segment loans into pools according to similar risk characteristics;

●	Develop historical loss rates for each loan pool segment;

●	Incorporate the impact of forecasts;

●	Incorporate the impact of other qualitative factors; and

●	Calculate and review pool specific allowance for credit loss estimate.

Methodology

The weighted-average remaining maturity method (“WARM”) methodology is utilized as the basis for the estimation of expected credit losses for consumer segment loans. The WARM method uses a historical average annual charge-off rate. This average annual charge-off rate contains loss content over a historical lookback period and is used as a foundation for estimating the credit loss reserve for the remaining outstanding balances of loans in a segment at the balance sheet date.  The average annual charge-off rate is applied to the contractual term, further adjusted for estimated prepayments, to determine the unadjusted historical charge-off rate.  The calculation of the unadjusted historical charge-off rate is then adjusted for current conditions and for reasonable and supportable forecast periods.  Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in our historic loss factors.

A discounted cash flow (“DCF”) methodology is utilized to calculate expected cash flows for the life of each individual loan, with the exception of consumer segment loans.  The discounted present value of expected cash flow is then compared to the loan’s amortized cost basis to determine the credit loss estimate.  Individual loan results are aggregated at the pool level in determining total reserves for each loan pool.

The primary inputs used to calculate expected cash flows include historical loss rates which reflect probability of default (“PD”) and loss given default (“LGD”), and prepayment rates.  The historical look-back period is a key factor in the calculation of the PD rate and is based on management’s assessment of current and forecasted conditions and may vary by loan pool.  LGD rates generally reflect the historical average net loss rate by loan pool.  Expected cash flows are further adjusted to incorporate the impact of loan prepayments which will vary by loan segment and interest rate conditions.  In general, prepayment rates are based on observed prepayment rates occurring in the loan portfolio and consideration of forecasted interest rates.

Forecast Factors

Adjustments are made to incorporate the impact of forecasted conditions.  Certain assumptions are also applied, including the length of the forecast and reversion periods.  The forecast period is the period within which management is able to make a reasonable and supportable assessment of future conditions.  The reversion period is the period beyond which management believes it can develop a reasonable and supportable forecast, and bridges the gap between the forecast period and the use of historical default and loss rates.  The remainder period reflects the remaining life of the loan.  The length of the forecast and reversion periods are periodically evaluated and based on management’s assessment of current and forecasted conditions and may vary by loan pool.  For purposes of developing a reasonable and supportable assessment of future conditions, management utilizes established industry and economic data points and sources, with the forecasted unemployment rate being a significant factor.  PD rates for the forecast period will be adjusted accordingly based on management’s assessment of future conditions.  PD rates for the remainder period will reflect the historical mean PD rate.  Reversion period PD rates reflect the difference between forecast and remainder period PD rates closed using a straight-line adjustment over the reversion period.

Qualitative Factors

Loss rates are further adjusted to account for other risk factors that impact loan defaults and losses.  These basis point adjustments are based on management’s assessment of trends and conditions that impact credit risk and resulting credit losses, more specifically internal and external factors that are independent of and not reflected in the quantitative loss rate calculations.  Risk factors management considers in this assessment include trends in underwriting standards, nature/volume/terms of loan originations, past due loans, loan review systems, collateral valuations, concentrations, legal/regulatory/political conditions, and the unforeseen impact of natural disasters.

Purchased Loans

Beginning January 1, 2023, when a loan portfolio is purchased, an allowance is established for those loans considered purchased with more-than-insignificant credit deterioration (“PCD”), and those not considered purchased with more-than-insignificant credit deterioration (“non-PCD”). The allowance established utilizes the same risk factors discussed above for our non-acquired allowance. The allowance established for non-PCD loans is recognized through provision expense upon acquisition, whereas the allowance established for loans considered PCD at acquisition is offset by an increase in the basis of the acquired loans. Any subsequent increases and decreases in the allowance related to acquired loans are recognized through provision expense, with future charge-offs recorded to the allowance.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which it is exposed to credit risk through a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company.  The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense and is recorded in interest payable and other liabilities.  The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life and applies the same estimated loss rate as determined for current outstanding loan balances by segment.

Allowance for Credit Losses on Securities

In conjunction with the adoption of CECL, the Company also evaluates its securities portfolio for credit losses, as the CECL update modifies the debt security credit impairment model to recognize an allowance for estimated credit losses. Similar to the election on the loan portfolio, the Company has elected to exclude accrued interest receivable from the amortized cost basis of its investment portfolio analysis. Based on our assessments, expected credit losses on securities were negligible and therefore, no allowance for credit losses was recorded.

Beginning January 1, 2023, the Company evaluates its available-for-sale securities portfolio on a quarterly basis for potential credit-related impairment. The Company assesses potential credit impairment by comparing the fair value of a debt security to its amortized cost basis. If the fair value of a debt security is greater than the amortized cost basis, no impairment is recognized.  If the fair value is less than the amortized costs basis, the Company reviews the factors to determine if the impairment is credit-related or noncredit-related.  For debt securities the Company intends to sell or is more likely than not required to sell, before the recovery of their amortized cost basis, the difference between fair value and amortized cost is impaired and is recognized through earnings. For debt securities the Company does not intend to sell or is not more likely than not required to sell, prior to expected recovery of amortized cost basis, the credit portion of the impairment is recognized through earnings, with a corresponding entry to an allowance for credit losses, and the noncredit portion is recognized through accumulated other comprehensive income.

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

A summary of the fair value of assets acquired and liabilities assumed from Watonga are as follows:

Estimated Fair Value
(in thousands)
Assets Acquired
Cash and cash equivalents	$41,747
Available-for-sale debt securities	86,166
Federal funds sold	7,941
Loans	117,335
Premises and equipment	8,669
Core deposit intangible	1,254
Prepaid expenses and other assets	4,512
Total assets acquiried	$267,624
Liabilities Assumed
Deposits	$243,487
Accounts payable and accrued expenses	2,086
Total liabilities assumed	$245,573
Net assets acquired	$22,051
Consideration transferred	29,498
Goodwill	$7,447

Goodwill decreased $146,000 for the three months March 31, 2023 related to tax provision adjustments.

As of the acquisition date, the Company evaluated $117.3 million of net loans ($118.5 million gross loans less $1.2 million discount) purchased in conjunction with the acquisition of Watonga Bancshares, Inc. in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs. As of March 31, 2023, the net loan balance of the ASC Topic 310-20 purchased loans is $60.8 million ($61.5 million gross loans less $718,000 discount). The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.

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

On March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, effectively eliminating reserve requirements for all depository institutions. There was no reserve requirement as of March 31, 2023.

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

The following table shows the computation of basic and diluted earnings per share:

	As of and for the three months ended March 31,
	2023	2022
(Dollars in thousands, except per share amounts)
Numerator
Net income	$9,607	$6,184

Denominator
Weighted-average shares outstanding for basic earnings per share	9,146,932	9,088,975
Dilutive effect of stock compensation (1)	117,315	93,080
Denominator for diluted earnings per share	9,264,247	9,182,055

Earnings per common share
Basic	$1.05	$0.68
Diluted	$1.04	$0.67

(1)
The following have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented: Nonqualified stock options outstanding of 5,000 and 0 for the three month periods ended March 31, 2023 and 2022, respectively; Restricted stock units outstanding of 161,311 and 0 for the three month periods ended March 31, 2023 and 2022, respectively.

Note 5: Debt Securities

The following table summarizes the amortized cost and fair value of debt securities available-for-sale at March 31, 2023 and December 31, 2022 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale as of March 31, 2023
U.S. Federal agencies	$168	$-	$(5)	$163
Mortgage-backed securities(1)(2)	41,572	-	(3,939)	37,633
State and political subdivisions	29,535	-	(1,706)	27,829
U.S. Treasuries	106,036	-	(3,461)	102,575
Corporate debt securities	5,500	-	(731)	4,769
Total available-for-sale	182,811	-	(9,842)	172,969
Total debt securities	182,811	-	(9,842)	172,969

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale as of December 31, 2022
U.S. Federal agencies	$1,292	$-	$(150)	$1,142
Mortgage-backed securities(1)(2)	42,953	-	(4,879)	38,074
State and political subdivisions	30,632	-	(2,276)	28,356
U.S. Treasuries	104,940	-	(4,280)	100,660
Corporate debt securities	5,500	-	(567)	4,933
Total available-for-sale	185,317	-	(12,152)	173,165
Total debt securities	185,317	-	(12,152)	173,165

(1) All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities.
(2) Included in mortgage-backed securities is $27.12 million and $27.90 million of residential mortgage-backed securities and $14.45 million and $15.05 million of commerical mortgage-backed securities as of March 31, 2023 and December 31, 2022, respectively

The amortized cost and estimated fair value of investment securities at March 31, 2023 and December 31, 2022, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of March 31, 2023
Due in one year or less	$102,713	$99,941
Due after one year through five years	17,483	16,580
Due after five years through ten years	20,564	18,398
Due after ten years	479	417
Mortgage-backed securities	41,572	37,633
Total available-for-sale	182,811	172,969

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of December 31, 2022
Due in one year or less	$2,133	$2,115
Due after one year through five years	118,108	113,415
Due after five years through ten years	21,495	19,030
Due after ten years	628	531
Mortgage-backed securities	42,953	38,074
Total available-for-sale	185,317	173,165

There was one holding of securities of issuers in an amount greater than 10% of stockholders equity at March 31, 2023, a U.S. Treasury note with a fair value of $97.25 million.

The following table presents a summary of realized gains and losses from the sale, prepayment and call of debt securities for the three months ended March 31, 2023 and the three months ended March 31, 2022.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
(in thousands)
Proceeds from sales, prepayments and calls	$2,414	$11,820
Gross realized losses on sales, prepayments and calls	(1)	(127)
Total realized (losses), net	$(1)	$(127)

The following table details book value of pledged securities as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Book value of pledged securities	$78,307	$85,280

15

The following table details gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022. As of March 31, 2023, the Company had the ability and intent to hold the debt securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased or acquired. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statements of comprehensive income.

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Available-for-sale as of March 31, 2023
U.S. Federal agencies	$-	$-	$163	$(5)	$163	$(5)
Mortgage-backed securities	11,988	(1,085)	25,645	(2,854)	37,633	(3,939)
State and political subdivisions(1)	1,301	-	26,528	(1,706)	27,829	(1,706)
U.S. Treasuries	-	-	102,575	(3,461)	102,575	(3,461)
Corporate debt securities	2,240	(260)	2,529	(471)	4,769	(731)
Total available-for-sale	$15,529	$(1,345)	$157,440	$(8,497)	$172,969	$(9,842)

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Available-for-sale as of December 31, 2022
U.S. Federal agencies	$1,142	$(150)	$-	$-	$1,142	$(150)
Mortgage-backed securities	38,074	(4,879)	-	-	38,074	(4,879)
State and political subdivisions(1)	28,356	(2,276)	-	-	28,356	(2,276)
U.S. Treasuries	100,660	(4,280)	-	-	100,660	(4,280)
Corporate debt securities	4,933	(567)	-	-	4,933	(567)
Total available-for-sale	$173,165	$(12,152)	$-	$-	$173,165	$(12,152)
(1) Of our state and political subdivision securities, $25.05 million are rated BBB+ or better and $2.78 million are not rated.

16

Note 6:	Loans and Allowance for Credit Losses

A summary of loans at March 31, 2023 and December 31, 2022, are as follows (dollars in thousands):

	March 31, 2023	December 31, 2022

Construction & development	$144,235	$163,203
1 - 4 family real estate	86,110	76,928
Commercial real estate - other	473,201	439,001
Total commercial real estate	$703,546	$679,132

Commercial & industrial	502,282	513,011
Agricultural	60,870	66,145
Consumer	15,135	14,949

Gross loans	1,281,833	1,273,237

Less allowance for credit losses	(15,452)	(14,734)
Less deferred loan fees	(2,470)	(2,781)

Net loans	$1,263,911	$1,255,722

Included in the commercial & industrial loan balances are $2.6 million and $2.6 million of loans that were originated under the SBA PPP program as of March 31, 2023 and December 31, 2022, respectively.

Allowance for Credit Losses Methodology
On January 1, 2023, the Company adopted ASU 2016-13, which replaces the incurred loss methodology for determining its provision for credit losses and allowance for credit losses with an expected loss methodology that is referred to as the CECL model. See Note (1) for additional information regarding the factors that influenced the Company’s current estimate of expected credit losses. Upon adoption, the allowance for credit losses was increased by $250,000, with no impact to the consolidated statement of income. Subsequent to the adoption of ASU 2016-13, the Company recorded a $475,000 provision for credit losses for the first quarter of 2023 utilizing the newly adopted CECL methodology.
The following table presents, by portfolio segment, the activity in the allowance for credit losses for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

March 31, 2023
Balance, beginning of period	$1,889	$890	$5,080	$5,937	$765	$173	$14,734

Impact of CECL adoption	44	(138)	(168)	716	(149)	(55)	250

Charge-offs	-	-	-	-	-	(12)	(12)
Recoveries	-	-	-	-	2	3	5

Net (charge-offs) recoveries	-	-	-	-	2	(9)	(7)

Provision (credit) for credit losses	(194)	286	792	(598)	116	73	475

Balance, end of period	$1,739	$1,038	$5,704	$6,055	$734	$182	$15,452

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

March 31, 2022
Balance, beginning of period	$1,695	$630	$3,399	$3,621	$730	$241	$10,316

Charge-offs	-	-	-	-	-	(2)	(2)
Recoveries	-	-	-	-	-	9	9

Net (charge-offs) recoveries	-	-	-	-	-	7	7

Provision (credit) for credit losses	22	(51)	(65)	527	(103)	(54)	276

Balance, end of period	$1,717	$579	$3,334	$4,148	$627	$194	$10,599

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

16

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

The Company evaluates the definitions of loan grades and the allowance for credit losses methodology on an ongoing basis.  No changes were made to either during the period ended March 31, 2023.

16

The following table presents the amortized cost of the Company’s loan portfolio by year of origination based on internal rating category as of March 31, 2023 (dollars in thousands):

As of March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development
Grade
1 (Pass)	$5,096	$14,352	$5,038	$251	$112	$233	$118,353	$143,435
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	800	-	-	-	-	-	800
4 (Substandard)	-	-	-	-	-	-	-	-
Total construction & development	5,096	15,152	5,038	251	112	233	118,353	144,235
1 - 4 family real estate
Grade
1 (Pass)	12,185	38,123	14,851	5,121	1,999	2,102	11,729	86,110
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total construction & development	12,185	38,123	14,851	5,121	1,999	2,102	11,729	86,110
Commerical real estate - other
Grade
1 (Pass)	66,979	163,328	56,794	42,761	2,452	6,086	101,363	439,763
2 (Watch)	-	-	14,939	-	-	-	-	14,939
3 (Special Mention)	13,541	-	-	3,050	-	-	-	16,591
4 (Substandard)	-	-	617	-	1,291	-	-	1,908
Total construction & development	80,520	163,328	72,350	45,811	3,743	6,086	101,363	473,201
Commerical and industrial
Grade
1 (Pass)	33,922	99,928	66,211	2,837	2,275	4,298	264,676	474,147
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	2,500	4,461	181	-	-	-	1,410	8,552
4 (Substandard)	62	16,675	138	808	-	-	1,900	19,583
Total construction & development	36,484	121,064	66,530	3,645	2,275	4,298	267,986	502,282
Agriculural
Grade
1 (Pass)	1,118	7,554	28,147	6,071	1,135	1,588	14,988	60,601
2 (Watch)	56	51	73	-	-	-	82	262
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	7	-	-	-	-	7
Total construction & development	1,174	7,605	28,227	6,071	1,135	1,588	15,070	60,870
Consumer
Grade
1 (Pass)	1,653	3,023	3,392	3,374	843	2,197	653	15,135
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total construction & development	1,653	3,023	3,392	3,374	843	2,197	653	15,135
Total loans held for investment	$137,112	$348,295	$190,388	$64,273	$10,107	$16,504	$515,154	$1,281,833

16

The following table presents the credit risk profile of the Company’s loan portfolio based on internal rating category, prior to the adoption of ASU 2016-13, as of December 31, 2022 (dollars in thousands):

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

Aged Analysis of Past Due Loans Receivable

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	Past Due
	30–59 Days	60–89 Days	Greater than 90 Days	Total	Current	Total Loans	Total Loans > 90 Days & Accruing

March 31, 2023
Construction & development	$-	$-	$-	$-	$144,235	$144,235	$-
1 - 4 family real estate	-	-	-	-	86,110	86,110	-
Commercial real estate - other	-	-	617	617	472,584	473,201	617
Commercial & industrial(1)	19	-	9,894	9,913	492,369	502,282	9,894
Agricultural	-	7	-	7	60,863	60,870	-
Consumer	289	82	-	371	14,764	15,135	-
Total	$308	$89	$10,511	$10,908	$1,270,925	$1,281,833	$10,511

December 31, 2022
Construction & development	$-	$-	$-	$-	$163,203	$163,203	$-
1 - 4 family real estate	-	-	-	-	76,928	76,928	-
Commercial real estate - other	-	617	-	617	438,384	439,001	-
Commercial & industrial(1)	21	-	9,923	9,944	503,067	513,011	9,923
Agricultural	4	-	-	4	66,141	66,145	-
Consumer	291	82	22	395	14,554	14,949	18
Total	$316	$699	$9,945	$10,960	$1,262,277	$1,273,237	$9,941

(1) The $9.89 million and $9.92 million that is greater than 90 days past due as of March 31, 2023 and December 31, 2022, respectively, consists of a single loan that is well collateralized and for which collection is being diligently pursued.

16

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the three month ended March 31, 2023, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent.

The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows:

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation

March 31, 2023
Construction & development	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-
Commercial Real Estate - other	1,907	-	-	1,907	-
Commercial & industrial	-	9,562	9,894	19,456	-
Agricultural	-	7	-	7	-
Consumer	-	-	-	-	-
Total	$1,907	$9,569	$9,894	$21,370	$-

16

Nonaccrual Loans

The following table presents information regarding nonaccrual loans as of March 31, 2023 (dollars in thousands):

		Recorded	Recorded
	Amortized	Investment	Investment	Total		Interest
	Principal	with No	with an	Recorded	Related	Income
	Balance	Allowance	Allowance	Investment	Allowance	Recognized

March 31, 2023
Construction & development	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-	-
Commercial Real Estate - other	2,194	1,291	-	1,291	-	39
Commercial & industrial	7,697	6,413	127	6,540	127	145
Agricultural	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$9,891	$7,704	$127	$7,831	$127	$184

The following table presents impaired loans, prior to the adoption of ASU 2016-13, as of December 31, 2022 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

December 31, 2022
Construction & development	$-	$-	$-	$-	$-	$21	$-
1 - 4 Family Real Estate	-	-	-	-	-	-	-
Commercial Real Estate - other	2,808	1,983	-	1,983	-	11,749	141
Commercial & industrial	19,882	18,882	133	19,015	133	11,773	1,214
Agricultural	-	-	-	-	-	14	-
Consumer	31	22	-	22	-	27	-
Total	$22,721	$20,887	$133	$21,020	$133	$23,584	$1,355

16

Troubled Debt Restructurings (Prior to the adoption of ASU 2022-02)

Impaired loans included nonperforming loans and also included loans modified in troubled-debt restructurings where concessions had been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Included in certain loan categories in the impaired loans were troubled debt restructurings that were classified as impaired.  At December 31, 2022, the Company had $1.2 million of commercial real estate loans.  There were no newly modified troubled-debt restructurings during the year ended December 31, 2022.

As of December 31, 2022, there were no troubled-debt restructurings modified and subsequently defaulted for the year ended December 31, 2022.

The following table represents information regarding nonperforming assets at December 31, 2022 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2022
Nonaccrual loans	$-	$-	$1,348	$6,686	$-	$5	$8,039
Troubled-debt restructurings (1)	-	-	-	-	-	-	-
Accruing loans 90 or more days past due	-	-	-	9,923	-	18	9,941
Total nonperforming loans	$-	$-	$1,348	$16,609	$-	$23	$17,980

(1)	$1.2 million of TDRs as of December 31, 2022, are included in the nonaccrual loans balance.

Note 7:	Shareholders’ Equity

On October 28, 2021, the Company adopted a Repurchase Plan (the “RP”) that authorizes the repurchase of up to 750,000 shares of the Company’s stock. Stock repurchases under the RP will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management.

A summary of the activity under the RP is as follows:

	Three Months Ended March 31,
	2023	2022
Number of shares repurchased	-	-
Average price of shares repurchased	$-	$-
Shares remaining to be repurchased	750,000	750,000

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I, and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2023, that the Company and Bank meet all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of March 31, 2023, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	Actual		Minimum Capital Requirements		With Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2023
Total capital to risk-weighted assets
Company	$167,250	12.49%	$107,096	8.00%	$140,564	10.50%	N/A	N/A
Bank	167,250	12.50%	107,015	8.00%	140,457	10.50%	$133,769	10.00%
Tier I capital to risk-weighted assets
Company	151,798	11.34%	80,322	6.00%	113,790	8.50%	N/A	N/A
Bank	151,798	11.35%	80,261	6.00%	113,704	8.50%	107,015	8.00%
CET I capital to risk-weighted assets
Company	151,798	11.34%	60,242	4.50%	93,709	7.00%	N/A	N/A
Bank	151,798	11.35%	60,196	4.50%	93,638	7.00%	86,950	6.50%
Tier I capital to average assets
Company	151,798	9.48%	64,032	4.00%	N/A	N/A	N/A	N/A
Bank	151,798	9.48%	64,057	4.00%	N/A	N/A	80,072	5.00%

As of December 31, 2022
Total capital to risk-weighted assets
Company	$158,158	12.41%	$101,990	8.00%	$133,862	10.50%	N/A	N/A
Bank	158,158	12.42%	101,909	8.00%	133,756	10.50%	$127,387	10.00%
Tier I capital to risk-weighted assets
Company	143,424	11.25%	76,493	6.00%	108,365	8.50%	N/A	N/A
Bank	143,424	11.26%	76,432	6.00%	108,279	8.50%	101,909	8.00%
CET I capital to risk-weighted assets
Company	143,424	11.25%	57,370	4.50%	89,241	7.00%	N/A	N/A
Bank	143,424	11.26%	57,324	4.50%	89,171	7.00%	82,801	6.50%
Tier I capital to average assets
Company	143,424	9.19%	62,460	4.00%	N/A	N/A	N/A	N/A
Bank	143,424	9.18%	62,489	4.00%	N/A	N/A	78,111	5.00%

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

As of March 31, 2023, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At March 31, 2023, approximately $52.1 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 8:	Related-Party Transactions

At March 31, 2023 and December 31, 2022, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties) approximating $130,000 and $132,000.

The Bank leases office and retail banking space in Oklahoma City and Woodward, Oklahoma from Central Park on Lincoln, LLC and Haines Realty Investments Company, LLC, respectively, both related parties of the Company.  Lease payments totaled $56,000 and $39,000 for the three months ended March 31, 2023 and 2022, respectively.  In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Note 9:	Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to the maximum legal limit with the Company matching up to 5% of the employee’s salary. Employer contributions charged to expense for the three months ended March 31, 2023 and 2022 totaled $97,000 and $94,000, respectively.

Stock-Based Compensation

The Company adopted an equity incentive plan (the “Incentive Plan”) in September 2018. The Incentive Plan permits the grant of restricted stock units and nonqualified incentive stock options. The Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Incentive Plan for the three months ended  March 31, 2023 and 2022 totaled $506,000 and $286,000, respectively. There were 628,096 shares available for future grants as of March 31, 2023.

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

The Company uses newly issued shares for granting RSUs and stock options.

The following table is a summary of the stock option activity under the Incentive Plan (dollar amounts in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual	Aggregate Intrinsic Value
Three Months Ended March 31, 2023
Outstanding at December 31, 2022	251,550	$17.52
Options Granted	-	-
Options Exercised	11,737	17.73
Options Forfeited	-	-
Outstanding at March 31, 2023	239,813	17.51	6.39	$1,689,247
Exercisable at March 31, 2023	188,495	17.98	6.02	$1,239,140

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period.

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the period presented. There were no new grants for the three months ended March 31, 2023.

For the Three Months Ended
March 31, 2023
Risk-free interest rate	3.47%
Dividend yield	1.96%
Stock price volatility	34.92%
Expected term	7.01

The following table summarizes share information about RSUs for the three months ended March 31, 2023 and 2022:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Three Months Ended March 31, 2023
Outstanding at December 31, 2022	112,591	$18.66
Shares granted	163,311	29.76
Shares vested	(13,234)	18.13
Shares forfeited	-	-
End of the period balance	262,668	$25.59

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Three Months Ended March 31, 2022
Outstanding at December 31, 2021	172,993	$17.58
Shares granted	-	-
Shares vested	(15,584)	15.98
Shares forfeited	-	-
End of the period balance	157,409	$19.32

As of March 31, 2023, there was approximately $6.1 million of unrecognized compensation expense related to 262,668 unvested RSUs and $302,000 of unrecognized compensation expense related to 239,813 unvested and/or unexercised stock options. The stock option expense is expected to be recognized over a weighted average period of 1.84 years, and the RSU expense is expected to be recognized over a weighted average period of 4.17 years.

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

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2023 and December 31, 2022 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2023
Impaired loans (collateral- dependent)	$6,413	$-	$-	$6,413

December 31, 2022
Impaired loans (collateral- dependent)	$6,553	$-	$-	$6,553

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

Collateral-Dependent Impaired Loans, Net of Allowance for Credit Losses

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements(dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted- Average
March 31, 2023
Collateral-dependent impaired loans	$6,413	Appraisals from comparable assets	Estimated cost to sell	20%

December 31, 2022
Collateral-dependent impaired loans	$6,553	Appraisals from comparable assets	Estimated cost to sell	20%

The following table presents estimated fair values of the Company’s financial instruments not recorded at fair value at March 31, 2023 and December 31, 2022 (dollars in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
March 31, 2023

Financial Assets
Cash and due from banks	$177,389	$177,389	$-	$-	$177,389
Interest-bearing time
deposits in other banks	4,976	-	4,976	-	4,976
Loans, net of allowance	1,263,911	-	1,252,905	6,413	1,259,318
Nonmarketable equity securities	1,215	-	1,215	-	1,215
Interest receivable	7,929	-	7,929	-	7,929

Financial Liabilities
Deposits	$1,491,559	$-	$1,490,510	$-	$1,490,510
Interest payable	655	-	655	-	655

December 31, 2022

Financial Assets
Cash and due from banks	$109,115	$109,115	$-	$-	$109,115
Interest-bearing time
deposits in other banks	5,474	-	5,474	-	5,474
Loans, net of allowance	1,255,722	-	1,245,825	6,553	1,252,378
Nonmarketable equity securities	1,209	-	1,209	-	1,209
Interest receivable	8,124	-	8,124	-	8,124

Financial Liabilities
Deposits	$1,429,300	$-	$1,427,465	$-	$1,427,465
Interest payable	339	-	339	-	339

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

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at March 31, 2023 and December 31, 2022.

Note 11:	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets. The following summarizes those financial instruments with contract amounts representing credit risk as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Commitments to extend credit	$202,113	$198,027
Financial and performance standby letters of credit	1,749	1,043

	$203,862	$199,070

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

31

On January 1, 2023, the Company adopted ASU 2016-13, see Note (1). Upon adoption, the Company estimated an allowance for credit losses on off-balance sheet credit exposures, which resulted in recording a reserve for unfunded loan commitments of $500,000. The reserve for unfunded loan commitments totaled $500,000 and $0 at March 31, 2023 and December 31, 2022, respectively.

Note 12:	Significant Estimates and Concentrations

GAAP requires disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for credit losses are reflected in Note 6 regarding loans.  Current vulnerabilities due to off-balance sheet credit risk are discussed in Note 11.

As of March 31, 2023, hospitality loans were 21% of gross total loans with outstanding balances of $272.0 million and unfunded commitments of $11.4 million; energy loans were 13% of gross total loans with outstanding balances of $172.3 million and unfunded commitments of $45.6 million.

The Company evaluates goodwill for potential goodwill impairment on an annual basis or more often based on consideration if any impairment indicators have occurred. A prolonged strain on the U.S. economy impacting the Company could result in goodwill being partially or fully impaired. At March 31, 2023, goodwill of $8.5 million was recorded on the consolidated balance sheet.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of March 31, 2023, we had total assets of $1.66 billion, gross loans of $1.28 billion, total deposits of $1.49 billion and total shareholders’ equity of $154.0 million.

Results of Operations

Performance Summary. For the first quarter of 2023, we reported a pre-tax income of $12.6 million, compared to pre-tax income of $8.2 million for the first quarter of 2022.  For the first quarter of 2023, interest income increased by $12.5 million, or 83.5%, compared to the first quarter of 2022.  For the first quarter of 2023, average total loans were $1.27 billion with loan yields of 8.09% as compared to average total loans of $1.00 billion with loan yields of 5.81% for the first quarter of 2022.

Our provision for credit losses for the first quarter of 2023 was $475,000, compared to $276,000 for the same period of 2022.

Return on average equity was 26.15% for the first quarter of 2023, as compared to 19.26% for the first quarter of 2022.

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

	Net Interest Margin Including Loan Fee Income
	For the Three Months Ended March 31,
	2023			2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Short-term investments	$134,650	$1,235	3.72%	$187,672	$86	0.19%
Investment securities, taxable-equivalent(1)	153,533	706	1.86	87,886	364	1.68
Investment securities, tax exempt	20,318	87	1.74	23,969	98	1.66
Loans held for sale	43	-	-	487	-	-
Total loans(2)	1,271,081	25,352	8.09	1,003,890	14,377	5.81
Total interest-earning assets	1,579,625	27,380	7.03	1,303,904	14,925	4.64
Noninterest-earning assets	23,542			24,342
Total assets	$1,603,167			$1,328,246

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$803,618	5,753	2.90%	$636,446	458	0.29%
Time deposits	213,760	1,621	3.08	169,602	259	0.62
Total interest-bearing deposits	1,017,378	7,374	2.94	806,048	717	0.36
Total interest-bearing liabilities	1,017,378	7,374	2.94	806,048	717	0.36

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$425,640			385,664
Other noninterest-bearing liabilities	11,131			6,301
Total noninterest-bearing liabilities	436,771			391,965
Shareholders' equity	149,018			130,233
Total liabilities and shareholders' equity	$1,603,167			$1,328,246

Net interest income including loan fee income		$20,006			$14,208
Net interest spread including loan fee income			4.10%			4.40%
Net interest margin including loan fee income			5.14%			4.42%

(1)	Taxable-equivalent yield of 2.27% as of March 31, 2023, applying a 23.5% effective tax rate
(2)	Non-accrual loans of $7.8 million and $9.5 million as of March 31, 2023 and March 31, 2022, respectively, are included in loans.

For the first quarter of 2023 compared to the first quarter of 2022:

-	Interest income on total loans totaled $25.4 million, an increase of $11.0 million or 76.3%, due to an increase in average loans of $267.2 million, or 26.6%, and increased loan yields;
-	Loan yields totaled 8.09% compared to 5.81% for the same period in 2022, primarily due to the continued fed rate hikes;
-	Interest income on debt securities totaled $793,000, an increase of $331,000 or 71.7%, as a result of debt securities purchased during the first quarter of 2022;
-	Net interest margin for the first quarter of 2023 was 5.14% compared to 4.42% for the first quarter of 2022.

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

	Analysis of Changes in Interest Income and Expenses
	For the Three Months Ended
	March 31, 2023 vs 2022
	Change due to:
	Volume(1)	Rate(1)	Interest
			Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$(24)	$1,173	$1,149
Debt securities	510	(179)	331
Total loans	3,827	7,148	10,975
Total increase (decrease) in interest income	4,313	8,142	12,455

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	120	5,175	5,295
Time deposits	67	1,295	1,362
Total interest-bearing deposits	187	6,470	6,657
Total increase (decrease) in interest expense	187	6,470	6,657

Increase (Decrease) in net interest income	$4,125	$1,673	$5,798

(1)       Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

Securities
Our investment portfolio consists entirely of securities classified as available for sale. As a result, the carrying values of our investment securities are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

We evaluate our available for sale securities portfolio on a quarterly basis for potential credit-related impairment. We assess potential credit impairment by comparing the fair value of a debt security to its amortized cost basis. If the fair value of a debt security is greater than the amortized cost basis, no impairment is recognized.  If the fair value is less than the amortized cost basis, we review the factors to determine if the impairment is credit-related or noncredit-related.  For debt securities we intend to sell or are more likely than not required to sell, before the recovery of their amortized cost basis, the difference between fair value and amortized cost is impaired and is recognized through earnings. For debt securities we do not intend to sell or are more likely than not required to sell, prior to expected recovery of amortized cost basis, the credit portion of the impairment is recognized through earnings, with a corresponding entry to an allowance for credit losses, and the noncredit portion is recognized through accumulated other comprehensive income.

 The following table summarizes the maturity distribution schedule with corresponding weighted average taxable equivalent yields of the debt securities portfolio at March 31, 2023. The following table presents securities at their expected maturities, which may differ from contractual maturities. The Company manages its debt securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds:

	As of March 31, 2023
			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total

	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *
Available-for-sale	(Dollars in thousands)
U.S. Federal agencies	$35	2.45%	$128	2.88%	$-	0%	$-	0%	$163	2.79%
Mortgage-backed securities	1	4.42	10,235	1.33	3,128	1.47	24,269	1.71	37,633	1.59
State and political subdivisions	2,660	1.65	14,655	1.24	10,097	1.48	417	1.59	27,829	1.37
U.S. Treasuries	97,245	1.19	1,797	1.01	3,533	1.11	-	-	102,575	1.18
Corporate debt securities	-	-	-	-	4,769	3.36	-	-	4,769	3.36
Total	$99,941	1.20%	$26,815	1.27%	$21,527	1.84%	$24,686	1.71%	$172,969	1.37%
Percentage of total	57.78%		15.50%		12.45%		14.27%		100.00%

*Yield is on a taxable-equivalent basis using 21% tax rate

Provision for Credit Losses

Credit risk is inherent in the business of making loans. We establish an Allowance for credit losses (“Allowance”) through charges to earnings, which are shown in the statements of income as the provision for credit losses. Specifically identifiable and quantifiable known losses are charged off against the Allowance. The provision for credit losses is determined by conducting a quarterly evaluation of the adequacy of our Allowance and applying the shortfall or excess, if any, to the current quarter’s expense. Any shortfall between the liquidation value of the underlying collateral and the recorded investment value of the loan is considered the required specific reserve amount. See the discussion under “—Critical Accounting Policies and Estimates—Allowance for Credit and Lease Losses” and see Note (1) for discussion of methodology changes in the allowance related to implementation of ASC 326. This has the effect of creating variability in the amount and frequency of charges to our earnings. The provision for credit losses and level of Allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in our market areas.

The Allowance as a percentage of loans was 1.21% at March 31, 2023 and 1.16% at December 31, 2022.

Noninterest Income

Noninterest income for the three months ended March 31, 2023 was $672,000 compared to $675,000 for the same period in 2022, a decrease of $3,000, or 0.4%. The following table sets forth the major components of our noninterest income for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
	2023	2022	$ Increase (Decrease)	% Increase (Decrease)

	(Dollars in thousands)
Noninterest income:
Mortgage lending income	$54	$166	$(112)	-67.47%
Gain (Loss) on sales of available-for-sale debt securities	(1)	(127)	126	-99.21%
Service charges on deposit accounts	235	249	(14)	-5.62%
Other income and fees	384	387	(3)	-0.78%
Total noninterest income	$672	$675	$(3)	-0.44%

Noninterest Expense

Noninterest expense for the three months ended March 31, 2023 was $7.6 million compared to $6.4 million for the same period in 2022, an increase of $1.2 million, or 19.1%. The following table sets forth the major components of our noninterest expense for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
	2023	2022	$ Increase (Decrease)	% Increase (Decrease)

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$4,680	$4,026	$654	16.24%
Furniture and equipment	249	358	(109)	-30.45%
Occupancy	719	551	168	30.49%
Data and item processing	386	387	(1)	-0.26%
Accounting, marketing, and legal fees	298	233	65	27.90%
Regulatory assessments	394	196	198	101.02%
Advertising and public relations	148	110	38	34.55%
Travel, lodging and entertainment	61	48	13	27.08%
Other expense	714	511	203	39.73%
Total noninterest expense	$7,649	$6,420	$1,229	19.14%

Salaries and employee benefits totaled $4.7 million for the first quarter of 2023 compared to $4.0 million for the same period in 2022, an increase of $654,000 or 16.2%.  This increase was attributable to overall increases in compensation to remain competitive.

Financial Condition

The following discussion of our financial condition compares March 31, 2023 and December 31, 2022.

Total Assets

Total assets increased $76.4 million, or 4.8%, to $1.66 billion as of March 31, 2023, compared to $1.58 billion as of December 31, 2022. The increase in total assets is primarily attributable to continued organic growth within our major metropolitan markets in Oklahoma City, Tulsa, and Texas.

Loan Portfolio

The following table presents the balance and associated percentage of each major category in our loan portfolio as of March 31, 2023 and December 31, 2022:

	As of March 31,		As of December 31
	2023		2022
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$144,235	11.3%	$163,203	12.8%
1-4 family real estate	86,110	6.7%	76,928	6.0%
Commercial real estate - other	473,201	36.9%	439,001	34.5%
Total commercial real estate	703,546	54.9%	679,132	53.3%

Commercial & industrial	502,282	39.2%	513,011	40.3%
Agricultural	60,870	4.7%	66,145	5.2%
Consumer	15,135	1.2%	14,949	1.2%
Gross loans	1,281,833	100.0%	1,273,237	100.0%
Less: unearned income, net	(2,470)		(2,781)
Total Loans, net of unearned income	1,279,363		1,270,456
Less: Allowance for credit losses	(15,452)		(14,734)
Net loans	$1,263,911		$1,255,722

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of March 31, 2023 and December 31, 2022, our gross loans were $1.28 billion and $1.27 billion, respectively.  Included in the commercial & industrial loan balances at March 31, 2023 and December 31, 2022, respectively, are $2.6 million and $2.6 million of loans that were originated under the SBA PPP program.

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

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of March 31, 2023
			Due after One Year		Due after Five Years
	Due in One Year or Less		Through Five Years		Through Fifteen Years		Due after Fifteen Years
	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Total
	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Construction & development	$5,401	$72,012	$8,673	$56,684	$-	$872	$-	$593	$144,235
1-4 family real estate	8,139	13,046	33,753	18,428	307	6,658	-	5,779	86,110
Commercial real estate - other	6,696	69,159	141,082	207,019	150	31,646	-	17,449	473,201
Total commercial real estate	20,236	154,217	183,508	282,131	457	39,176	-	23,821	703,546

Commercial & industrial	38,594	233,488	56,131	159,254	3,886	10,300	-	629	502,282
Agricultural	4,884	12,759	7,982	31,214	-	964	60	3,007	60,870
Consumer	2,058	6	6,031	146	735	2,861	82	3,216	15,135
Gross loans	$65,772	$400,470	$253,652	$472,745	$5,078	$53,301	$142	$30,673	$1,281,833

	As of December 31, 2022
			Due after One Year		Due after Five Years
	Due in One Year or Less		Through Five Years		Through Fifteen Years		Due after Fifteen Years
	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Total
	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Construction & development	$11,749	$81,002	$7,556	$57,439	$-	$1,160	$-	$4,297	$163,203
1-4 family real estate	10,550	12,664	24,741	15,782	314	6,606	-	6,271	76,928
Commercial real estate - other	2,680	59,870	131,105	207,819	6,635	17,146	-	13,746	439,001
Total commerical real estate	24,979	153,536	163,402	281,040	6,949	24,912	-	24,314	679,132

Commercial & industrial	43,823	234,573	60,275	159,571	3,745	10,390	-	634	513,011
Agricultural	1,798	17,514	8,767	33,270	469	980	140	3,207	66,145
Consumer	1,683	22	6,310	156	587	2,860	82	3,249	14,949
Gross loans	$72,283	$405,645	$238,754	$474,037	$11,750	$39,142	$222	$31,404	$1,273,237

Allowance for Credit and Lease Losses

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

To determine the adequacy of the allowance, the loan portfolio is broken into segments based on loan type. Historical loss experience factors by segment, adjusted for changes in trends and conditions, are used to determine an indicated allowance for each portfolio segment. These factors are evaluated and updated based on the composition of the specific loan segment. Other considerations include volumes and trends of delinquencies, nonaccrual loans, levels of bankruptcies, criticized and classified loan trends, expected losses on real estate secured loans, new credit products and policies, economic conditions, concentrations of credit risk and the experience and abilities of our lending personnel.  See Note (1) for discussion of methodology changes to the allowance related to implementation of ASC 326.

The allowance was $15.5 million at March 31, 2023, compared to $14.7 million at December 31, 2022.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Balance at beginning of the period	$14,734	$10,316
Impact of CECL adoption	250	-
Provision for credit losses	475	276
Charge-offs:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	-	-
Commercial & industrial	-	-
Agricultural	-	-
Consumer	(12)	(2)
Total charge-offs	(12)	(2)
Recoveries:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	-	-
Commercial & industrial	-	-
Agricultural	2	-
Consumer	3	9
Total recoveries	5	9
Net recoveries (charge-offs)	(7)	7
Balance at end of the period	$15,452	$10,599
Net recoveries (charge-offs) to average loans	0.00%	0.00%

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of March 31,		As of December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,739	11.3%	$1,889	12.8%
1-4 family real estate	1,038	6.7%	890	6.0%
Commercial real estate - Other	5,704	36.9%	5,080	34.5%
Commercial & industrial	6,055	39.2%	5,937	40.3%
Agricultural	734	4.8%	765	5.2%
Consumer	182	1.1%	173	1.2%
Total	$15,452	100.0%	$14,734	100.0%

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

A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include loans on nonaccrual status. Income from a loan on nonaccrual status is recognized to the extent cash is received and when the loan’s principal balance is deemed collectible. Depending on a particular loan’s circumstances, we measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. A loan is considered collateral dependent when repayment of the loan is based solely on the liquidation of the collateral. Fair value, where possible, is determined by independent appraisals, typically on an annual basis. Between appraisal periods, the fair value may be adjusted based on specific events, such as if deterioration of quality of the collateral comes to our attention as part of our problem loan monitoring process, or if discussions with the borrower lead us to believe the last appraised value no longer reflects the actual market for the collateral. The impairment amount on a collateral dependent loan is charged off to the allowance if deemed not collectible and the impairment amount on a loan that is not collateral dependent is set up as a specific reserve.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned, or OREO, until sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of March 31,	As of December 31,
	2023	2022
	(Dollars in thousands)
Nonaccrual loans	$7,831	$8,039
Accruing loans 90 or more days past due	10,511	9,941
Total nonperforming assets	$18,342	$17,980
Ratio of nonperforming loans to total loans	1.43%	1.42%
Ratio of nonaccrual loans to total loans	0.61%	0.63%
Ratio of allowance for loan losses to total loans	1.21%	1.16%
Ratio of allowance for loan losses to nonaccrual loans	197.32%	183.28%
Ratio of nonperforming assets to total assets	1.10%	1.13%

The following tables present an aging analysis of loans as of the dates indicated.

	As of March 31, 2023
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ dayspast due	Loans 90+ days past due and accruing	Total past due loans	Current	Total loans

	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$144,235	$144,235
1-4 family real estate	-	-	-	-	-	86,110	86,110
Commercial real estate	-	-	617	617	617	472,584	473,201
Commercial & industrial	19	-	9,894	9,894	9,913	492,369	502,282
Agricultural	-	7	-	-	7	60,863	60,870
Consumer	289	82	-	-	371	14,764	15,135
Total	$308	$89	$10,511	$10,511	$10,908	$1,270,925	$1,281,833

	As of December 31, 2022
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Total loans
	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$163,203	$163,203
1-4 family real estate	-	-	-	-	-	76,928	76,928
Commercial real estate	-	617	-	-	617	438,384	439,001
Commercial & industrial	21	-	9,923	9,923	9,944	503,067	513,011
Agricultural	4	-	-	-	4	66,141	66,145
Consumer	291	82	22	18	395	14,554	14,949
Total	$316	$699	$9,945	$9,941	$10,960	$1,262,277	$1,273,237

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

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of March 31, 2023
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$143,435	$-	$800	$-	$144,235
1-4 family real estate	86,110	-	-	-	86,110
Commercial real estate - Other	439,765	14,939	16,590	1,907	473,201
Commercial & industrial	474,146	-	8,552	19,584	502,282
Agricultural	60,609	261	-	-	60,870
Consumer	15,128	-	-	7	15,135
Total	$1,219,193	$15,200	$25,942	$21,498	$1,281,833

	As of December 31, 2022
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$163,203	$-	$-	$-	$163,203
1-4 family real estate	76,928	-	-	-	76,928
Commercial real estate - Other	397,295	14,976	24,747	1,983	439,001
Commercial & industrial	493,412	-	584	19,015	513,011
Agricultural	65,857	288	-	-	66,145
Consumer	14,927	-	-	22	14,949
Total	$1,211,622	$15,264	$25,331	$21,020	$1,273,237

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

Total deposits as of March 31, 2023 and December 31, 2022 were $1.49 billion and $1.43 billion, respectively. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	As of March 31,		December 31,
	2023		2022
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars in thousands)
Noninterest-bearing demand	$424,455	28.6%	$439,409	30.8%
Interest-bearing transaction deposits	683,930	45.7%	669,852	46.7%
Savings deposits	132,597	8.9%	136,537	9.6%
Time deposits ($250,000 or less)	178,760	12.0%	140,929	9.9%
Time deposits (more than $250,000)	71,817	4.8%	42,573	3.0%
Total interest-bearing deposits	1,067,104	71.4%	989,891	69.2%
Total deposits	$1,491,559	100.0%	$1,429,300	100.0%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of March 31, 2023 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits ($250,000 or less)	$56,341	$50,117	$55,785	$16,517	$178,760
Time deposits (more than $250,000)	2,587	4,729	42,174	22,327	71,817
Total time deposits	$58,928	$54,846	$97,959	$38,844	$250,577

	As of December 31, 2022 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total

	(Dollars in thousands)
Time deposits ($250,000 or less)	$58,184	$25,333	$38,844	$18,568	$140,929
Time deposits (more than $250,000)	12,292	5,579	17,001	7,701	42,573
Total time deposits	$70,476	$30,912	$55,845	$26,269	$183,502

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

As of March 31, 2023, we had no unsecured fed funds lines with correspondent depository institutions with no amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $143.3 million as of March 31, 2023 and $129.2 million as of December 31, 2022.

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

As of March 31, 2023, the Bank was in compliance with all applicable regulatory requirements and categorized as “well-capitalized” under the prompt corrective action frame work.  There have been no conditions or events since March 31, 2023 that management believes would change this classification. The table below presents our applicable capital requirements, as well as our capital ratios as of March 31, 2023 and December 31, 2022. The Company exceeded all regulatory capital requirements and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. As of March 31, 2023, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

	Actual		With Capital Conservation Buffer		Minimum to be "Well- Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2023
Total capital (to risk-weighted assets)
Company	$167,250	12.49%	$140,564	10.50%	N/A	N/A
Bank	167,250	12.50%	140,457	10.50%	$133,769	10.00%
Tier 1 capital (to risk-weighted assets)
Company	151,798	11.34%	113,790	8.50%	N/A	N/A
Bank	151,798	11.35%	113,704	8.50%	107,015	8.00%
CET 1 capital (to risk-weighted assets)
Company	151,798	11.34%	93,709	7.00%	N/A	N/A
Bank	151,798	11.35%	93,638	7.00%	86,950	6.50%
Tier 1 capital (to average assets)
Company	151,798	9.48%	N/A	N/A	N/A	N/A
Bank	151,798	9.48%	N/A	N/A	80,072	5.00%

	Actual		With Capital Conservation Buffer		Minimum to be "Well- Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2022
Total capital (to risk-weighted assets)
Company	$158,158	12.41%	$133,862	10.50%	N/A	N/A
Bank	158,158	12.42%	133,756	10.50%	$127,387	10.00%
Tier 1 capital (to risk-weighted assets)
Company	143,424	11.25%	108,365	8.50%	N/A	N/A
Bank	143,424	11.26%	108,279	8.50%	101,909	8.00%
CET 1 capital (to risk-weighted assets)
Company	143,424	11.25%	89,241	7.00%	N/A	N/A
Bank	143,424	11.26%	89,171	7.00%	82,801	6.50%
Tier 1 capital (to average assets)
Company	143,424	9.19%	N/A	N/A	N/A	N/A
Bank	143,424	9.18%	N/A	N/A	78,111	5.00%

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased $9.9 million as of March 31, 2023 to $154.0 million, compared to $144.1 million as of December 31, 2022.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of March 31, 2023, and December 31, 2022:
	Payments Due as of March 31, 2023
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$1,240,982	$-	$-	$-	$1,240,982
Time deposits	211,733	36,863	1,980	-	250,577
Operating lease commitments	380	768	369	1,088	2,605
Total contractual obligations	$1,453,095	$37,631	$2,349	$1,088	$1,494,164

	Payments Due as of December 31, 2022
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$1,245,798	$-	$-	$-	$1,245,798
Time deposits	157,233	26,002	267	-	183,502
Operating lease commitments	532	815	453	530	2,330
Total contractual obligations	$1,403,563	$26,817	$720	$530	$1,431,630

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

The following table summarizes commitments as of the dates presented.
	March 31,	December 31,
	2023	2022
	(Dollars in thousands)
Commitments to extend credit	$202,113	$198,027
Standby letters of credit	1,749	1,043
Total	$203,862	$199,070

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

Effective January 1, 2023, the Company adopted ASU 2016-13, Financial Instrument – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments related to the impairment of financial instruments. This guidance, commonly referred to as Current Expected Credit Loss (“CECL”), changes impairment recognition to a model that is based on expected losses rather than incurred losses. The allowance for credit losses is considered a critical accounting policy and a critical accounting estimate. The allowance for credit losses is established for current expected credit losses on the Company’s loan portfolio, including unfunded credit commitments. Prior to January 1, 2023, the allowance for credit losses was established based on an incurred loss model. Upon the adoption of CECL, certain loan classification and segmentation categories were changed to align with the requirements of the standard and more effectively model the CECL estimate. The updated CECL segmentation is reflected in the disclosures beginning January 1, 2023, and prior period classifications have been adjusted to reflect CECL segmentations. Results from periods prior to January 1, 2023, are presented using the previously applicable GAAP. For more information see Note 1 and Note 6 to the consolidated financial statements contained in this report.

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of our unaudited condensed consolidated financial statements as of March 31, 2023.

Allowance for Credit and Lease Losses

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

Goodwill and Intangibles

Intangible assets totaled $1.3 million and goodwill, net of accumulated amortization, totaled $8.5 million for the three months ended March 31, 2023, compared to intangible assets of $1.3 million and goodwill of $8.6 million for the year ended December 31, 2022.

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

Our exposure to interest rate risk is managed by the Asset/Liability Committee, or the ALCO Committee, in accordance with policies approved by the our board of directors. The ALCO Committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO Committee considers the impact on earnings and capital on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO Committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO Committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk, which include an analysis of relationships between interest-earning assets and interest-bearing liabilities and an interest rate shock simulation model.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	March 31,		December 31,
	2023		2022
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+400	16.07%	18.57%	13.41%	20.90%
+300	12.04%	17.77%	9.96%	20.13%
+200	7.98%	16.79%	6.50%	19.17%
+100	3.88%	15.55%	2.99%	18.04%
Base	-0.50%	14.16%	-0.77%	16.91%
-100	-5.21%	12.53%	-4.82%	15.25%

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

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2023 of our disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, such controls.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this Report, we refer you to Item 1A. “Risk Factors” of our Annual Report on Form 10-K for December 31, 2022, filed with the SEC. Other than the risk factors set forth below, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for December 31, 2022.

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

As of March 31, 2023, our Regulatory CRE represented 290.49% of our total Bank capital and our construction, land development and other land loans represented 86.38% of our total Bank capital, as compared to 304.72% and 101.20% as of December 31, 2022, respectively. During the prior 36-month period, our Regulatory CRE has decreased 61.73%. We are actively working to manage our Regulatory CRE concentration, and we believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance. We utilize enhanced CRE monitoring techniques as expected by banking regulators as our concentrations have approached or exceeded the regulatory guidance. Nevertheless, the Federal Reserve could become concerned about our CRE loan concentrations, and it could limit our ability to grow by restricting its approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities, or by requiring us to raise additional capital, reduce our loan concentrations or undertake other remedial actions.

Adverse developments affecting the banking industry, such as recent bank failures or concerns involving liquidity, may have material adverse effects on our operations.

Recent high-profile events impacting the banking industry during the first few months of 2023, have resulted in decreased confidence in the safety and soundness of regional and community banks among deposit customers, investors, and other counterparties. Additionally, these events have caused significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events occurred during a period of rapidly rising interest rates, which, among other things, has resulted in unrealized losses in our available for sale debt securities portfolio and increased competition for bank deposits. These events could lead to increases in our interest expense, as it has raised and may continue to raise interest rates paid to depositors in order to compete with other banks, and in an effort to replace deposits, seek borrowings which carry higher interest rates.

Recent bank failures have caused concern and uncertainty regarding the liquidity adequacy of the banking sector as a whole and resulted in some regional and community bank customers choosing to maintain deposits with larger financial institutions. A significant reduction in our deposits could materially, adversely impact our liquidity, ability to fund loans, and results of operations. In addition to customer deposits, we borrow on an overnight and short-term basis from third parties in the form of federal funds purchased and repurchase agreements and through lines of credit and borrowings from the FHLB and FRB. If we are not able to access borrowings through those facilities due to an increase in demand from other banks or due to insufficient levels of pledgeable assets, our ability to borrow funds may be materially adversely impacted.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 28, 2021, the Company’s Board of Directors approved a repurchase plan that authorizes up to 750,000 shares of the Company’s common stock. Stock repurchases under the stock repurchase plan will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management.  The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase plans do not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under these plans will be retired subsequent to acquisition. During the three months ended March 31, 2023, there were no shares purchased under the Company’s repurchase plan.

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

BANK7 CORP.

DATED:May 15, 2023	By: /s/ Thomas L. Travis
Thomas L. Travis
President and Chief Executive Officer

DATED: May 15, 2023	By: /s/ Kelly J. Harris
Kelly J. Harris
Executive Vice President and Chief Financial Officer