Form 10-Q
period 2023-06-30
Bank7 Corp.
filed 2023-08-09
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or

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

As of August 9, 2023, the registrant had 9,155,344 shares of common stock, par value $0.01, outstanding.

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

Bank7 Corp.
Unaudited Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except par value)

Assets	June 30, 2023 (unaudited)	December 31, 2022

Cash and due from banks	$196,456	$109,115
Interest-bearing time deposits in other banks	10,455	5,474
Available-for-sale debt securities	169,923	173,165
Loans, net of allowance for credit losses of $16,377 and $14,734 at June 30, 2023 and December 31, 2022, respectively	1,259,905	1,255,722
Loans held for sale	408	-
Premises and equipment, net	14,833	13,106
Nonmarketable equity securities	1,238	1,209
Core deposit intangibles	1,184	1,336
Goodwill	8,458	8,603
Interest receivable and other assets	18,445	16,439

Total assets	$1,681,305	$1,584,169

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$397,588	$439,409
Interest-bearing	1,110,637	989,891

Total deposits	1,508,225	1,429,300

Income taxes payable	363	1,054
Interest payable and other liabilities	10,937	9,715

Total liabilities	1,519,525	1,440,069

Shareholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding: 9,154,934 and 9,131,973 at June 30, 2023 and December 31, 2022 respectively	92	91
Additional paid-in capital	96,498	95,263
Retained earnings	73,901	58,049
Accumulated other comprehensive loss	(8,711)	(9,303)

Total shareholders’ equity	161,780	144,100

Total liabilities and shareholders’ equity	$1,681,305	$1,584,169

See accompanying notes to Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands, except per share data)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest Income
Loans, including fees	$26,885	$15,754	$52,237	$30,131
Interest-bearing time deposits in other banks	62	13	111	29
Debt securities, taxable	701	571	1,407	935
Debt securities, tax-exempt	85	85	172	183
Other interest and dividend income	2,309	249	3,495	319

Total interest income	30,042	16,672	57,422	31,597

Interest Expense
Deposits	9,544	878	16,918	1,595

Total interest expense	9,544	878	16,918	1,595

Net Interest Income	20,498	15,794	40,504	30,002

Provision for Credit Losses	1,011	219	1,485	495

Net Interest Income After Provision for Credit Losses	19,487	15,575	39,019	29,507

Noninterest Income
Mortgage lending income	112	95	166	261
Gain (Loss) on sales, prepayments, and calls of available-for-sale debt securities	(7)	10	(8)	(117)
Service charges on deposit accounts	199	219	434	468
Other	490	368	874	755

Total noninterest income	794	692	1,466	1,367

Noninterest Expense
Salaries and employee benefits	4,709	4,126	9,389	8,152
Furniture and equipment	251	386	500	744
Occupancy	599	571	1,318	1,122
Data and item processing	469	559	856	946
Accounting, marketing and legal fees	179	209	478	442
Regulatory assessments	339	226	734	422
Advertising and public relations	52	121	200	231
Travel, lodging and entertainment	110	74	171	122
Other	669	691	1,381	1,202

Total noninterest expense	7,377	6,963	15,027	13,383

Income Before Taxes	12,904	9,304	25,458	17,491
Income tax expense	3,158	2,280	6,105	4,283
Net Income	$9,746	$7,024	$19,353	$13,208

Earnings per common share - basic	$1.06	$0.77	$2.12	$1.45
Earnings per common share - diluted	1.05	0.76	2.09	1.44
Weighted average common shares outstanding - basic	9,153,077	9,097,280	9,150,022	9,093,150
Weighted average common shares outstanding - diluted	9,247,101	9,194,923	9,256,450	9,187,637

Other Comprehensive Income (Loss)
Unrealized gains (losses) on securities, net of tax benefit of $0 and $1.5 million for the three months ended June 30, 2023 and 2022, respectively; $554 and $1.5 million for the six months ended June 30, 2023 and 2022, respectively	$(1,169)	$(3,778)	$586	$(8,017)
Reclassification adjustment for realized (gain)loss included in net income, net of tax of $2 and $0 for the three months ended June 30, 2023 and 2022, respectively; $2 and $17 for the six months ended June 30, 2023 and 2022, respectively	5	(10)	6	90
Other comprehensive income (loss)	$(1,164)	$(3,788)	$592	$(7,927)
Comprehensive Income	$8,582	$3,236	$19,945	$5,281

See accompanying notes to Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(Dollar amounts in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common Stock (Shares)
Balance at beginning of period	9,151,977	9,094,468	9,131,973	9,071,417
Exercise of employee stock options	2,125	4,187	13,862	14,812
Shares issued for restricted stock units	875	-	14,109	15,584
Shares acquired and canceled	(43)	-	(5,010)	(3,158)
Balance at end of period	9,154,934	9,098,655	9,154,934	9,098,655

Common Stock (Amount)
Balance at beginning of period	$92	$91	$91	$91
Shares issued for restricted stock units and employee stock options	-	-	1	-
Balance at end of period	$92	$91	$92	$91

Additional Paid-in Capital
Balance at beginning of period	$95,841	$94,310	$95,263	$94,024
Shares purchased and retired for restricted stock units	(1)	-	(133)	(77)
Exercise of stock options	37	262	241	260
Stock-based compensation expense	621	444	1,127	809
Balance at end of period	$96,498	$95,016	$96,498	$95,016

Retained Earnings
Balance at beginning of period	$65,620	$38,242	$58,049	$33,149
Net income	9,746	7,024	19,353	13,208
Cumulative effect of change in accounting principle, net of tax of $178 (Note 1)	-	-	(572)	-
Cash dividends declared ($0.16 and $0.12 per share for the three months ended June 30, 2023 and 2022, respectively; $0.32 and $0.24 per share for the six months ended June 30, 2023 and 2022, respectively)	(1,465)	(1,092)	(2,929)	(2,183)
Balance at end of period	$73,901	$44,174	$73,901	$44,174

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(7,547)	$(3,995)	$(9,303)	$144
Comprehensive income (loss)	(1,164)	(3,788)	592	(7,927)
Balance at end of period	$(8,711)	$(7,783)	$(8,711)	$(7,783)

Total Shareholders’ equity	$161,780	$131,498	$161,780	$131,498

See accompanying notes to Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in thousands)

	Six Months Ended June 30,
	2023	2022

Operating Activities
Net income	$19,353	$13,208
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	650	712
Provision for credit losses	1,485	495
Amortization of premiums and discounts on securities	183	3,511
Gain on sales of loans	(166)	(261)
Net loss on sale of available-for-sale debt securities	8	117
Stock-based compensation expense	1,127	992
Gain on sale of premises and equipment	-	(24)
Cash receipts from the sale of loans originated for sale	5,120	14,047
Cash disbursements for loans originated for sale	(5,362)	(13,957)
Deferred income tax benefit	(389)	(485)
Changes in
Interest receivable and other assets	(2,027)	2,550
Interest payable and other liabilities	149	4,012

Net cash provided by operating activities	20,131	24,917

Investing Activities
Maturities of interest-bearing time deposits in other banks	3,488	1,743
Purchases of interest-bearing time deposits in other banks	(8,469)	(498)
Proceeds from sale of available-for-sale debt securities	-	11,820
Maturities, prepayments and calls of available-for-sale debt securities	4,198	8,008
Purchases of available-for-sale debt securities	-	(133,052)
Net change in loans	(5,859)	(123,907)
Purchases of premises and equipment	(2,225)	(228)
Proceeds from sale of premises and equipment	-	3,132
Change in nonmarketable equity securities	(29)	10

Net cash used in investing activities	(8,896)	(232,972)

Financing Activities
Net change in deposits	78,926	128,820
Cash distributions	(2,929)	(2,180)
Shares purchased and retired for restricted stock units	(133)	-
Exercise of stock options	241	-
Common stock issued for restricted stock units	1	-

Net cash provided by financing activities	76,106	126,640

Net Increase/(Decrease) in Cash and Due from Banks	87,341	(81,415)

Cash and Due from Banks, Beginning of Period	109,115	204,852

Cash and Due from Banks, End of Period	$196,456	$123,437

Supplemental Disclosure of Cash Flows Information
Interest paid	$16,118	$1,610
Income taxes paid	$7,048	$1,900
Dividends declared and not paid	$1,465	$1,092
Measurement period goodwill adjustment	$(146)	$238

See accompanying notes to Condensed Consolidated Financial Statements

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1:	Nature of Operations and Summary of Significant Accounting Policies

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

	January 1, 2023
	As Reported Under ASC 326	Pre ASC 326 Adoption	Impact of ASC 326 Adoption

Construction & development	$1,933	$1,889	$44
1 - 4 family real estate	752	890	(138)
Commercial real estate - other	4,912	5,080	(168)
Total commercial real estate	$7,597	$7,859	$(262)

Commercial & industrial	6,653	5,937	716
Agricultural	616	765	(149)
Consumer	118	173	(55)

Allowance for credit losses on loans	$14,984	$14,734	$250

Allowance for credit losses on off-balance sheet credit exposures (unfunded commitments), see Note (6) and Note (11)	500	-	500
Total Impact	$15,484	$14,734	$750

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Significant Accounting Policy Changes

Upon adoption of ASC 326, the Company revised certain accounting policies for Loans and the Allowance for Credit Losses as detailed below.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts. Accrued interest receivable totaled $8.2 million and $7.2 million at June 30, 2023 and December 31, 2022, and was reported in interest receivable and other assets on the consolidated balance sheets. The Company has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Interest income is accrued on the unpaid principal balance using the simple-interest method on the daily balances of the principal amounts outstanding.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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

Loans That Do Not Share Risk Characteristics (Individually Analyzed)

Loans that do not share similar risk characteristics are evaluated on an individual basis.  Loans deemed to be collateral dependent have differing risk characteristics and are individually analyzed to estimate the expected credit loss.  A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is dependent on the operation or liquidation and sale of the underlying collateral.  For collateral dependent loans where foreclosure is probable, the expected credit loss is measured based on the difference between the fair value of the collateral (less selling cost) and the amortized cost basis of the asset.  For collateral dependent loans where foreclosure is not probable, the Company has elected the practical expedient allowed by ASC 326-20 to measure the expected credit loss under the same approach as those loans where foreclosure is probable.  For loans with balances greater than $250,000 the fair value of the collateral is obtained through independent appraisal of the underlying collateral.  For loans with balances less than $250,000, the Company has made a policy election to measure expected loss for these individual loans utilizing loss rates for similar loan types.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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

Goodwill decreased $0 and $146,000 for the three and six months June 30, 2023, respectively, related to tax provision adjustments.

As of the acquisition date, the Company evaluated $117.3 million of net loans ($118.5 million gross loans less $1.2 million discount) purchased in conjunction with the acquisition of Watonga Bancshares, Inc. in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs. As of June 30, 2023, the net loan balance of the ASC Topic 310-20 purchased loans is $56.1 million ($56.6 million gross loans less $533,000 discount). The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.

Upon acquisition, the fair values of assets acquired and liabilities assumed were preliminary and based on valuation estimates and assumptions. The accounting for business combinations require estimates and judgments regarding expectations of future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets. The estimates and assumptions underlying the preliminary valuations were subject to collection of information necessary to complete the valuations (specifically related to projected financial information) within the measurement periods, which are up to one year from the acquisition date. Adjustments to our estimates of purchase price allocation were made in the periods in which the adjustments were determined, and the cumulative effect of such adjustments were calculated as if the adjustments had been completed as of the acquisition date. As we are now outside of the measurement periods, no further adjustments will be made.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 3:	Restriction on Cash and Due from Banks

On March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, effectively eliminating reserve requirements for all depository institutions. There was no reserve requirement as of June 30, 2023.

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

The following table shows the computation of basic and diluted earnings per share:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2023	2022	2023	2022
(Dollars in thousands, except per share amounts)
Numerator
Net income	$9,746	$7,024	$19,353	$13,208

Denominator
Weighted-average shares outstanding for basic earnings per share	9,153,077	9,097,280	9,150,022	9,093,150
Dilutive effect of stock compensation (1)	94,024	97,643	106,428	94,487
Denominator for diluted earnings per share	9,247,101	9,194,923	9,256,450	9,187,637

Earnings per common share
Basic	$1.06	$0.77	$2.12	$1.45
Diluted	$1.05	$0.76	$2.09	$1.44

(1) The following have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented: Nonqualified stock options outstanding of 5,000 and 3,000 for the three month periods ended June 30, 2023 and 2022, respectively, and 5,000 and 3,000 for the six month periods ended June 30, 2023 and 2022, respectively; Restricted stock units of 156,186 and 500 for the three month periods ended June 30, 2023 and 2022, respectively, and 156,186 and 500 for the six month periods ended June 30, 2023 and 2022, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 5: Debt Securities

The following table summarizes the amortized cost and fair value of debt securities available-for-sale at June 30, 2023 and December 31, 2022 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale as of June 30, 2023
U.S. Federal agencies	$160	$-	$(6)	$154
Mortgage-backed securities(1)(2)	40,469	-	(4,488)	35,981
State and political subdivisions	28,766	-	(2,035)	26,731
U.S. Treasuries	106,034	-	(3,355)	102,679
Corporate debt securities	5,500	-	(1,122)	4,378
Total available-for-sale	180,929	-	(11,006)	169,923
Total debt securities	180,929	-	(11,006)	169,923

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale as of December 31, 2022
U.S. Federal agencies	$1,292	$-	$(150)	$1,142
Mortgage-backed securities(1)(2)	42,953	-	(4,879)	38,074
State and political subdivisions	30,632	-	(2,276)	28,356
U.S. Treasuries	104,940	-	(4,280)	100,660
Corporate debt securities	5,500	-	(567)	4,933
Total available-for-sale	185,317	-	(12,152)	173,165
Total debt securities	185,317	-	(12,152)	173,165

(1) All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities.
(2) Included in mortgage-backed securities is $26.12 million and $27.90 million of residential mortgage-backed securities and $14.35 million  and $15.05 million of commerical mortgage-backed securities as of June 30, 2023 and December 31, 2022, respectively

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The amortized cost and estimated fair value of investment securities at June 30, 2023 and December 31, 2022, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of June 30, 2023
Due in one year or less	$102,802	$100,203
Due after one year through five years	17,406	16,248
Due after five years through ten years	19,923	17,217
Due after ten years	329	274
Mortgage-backed securities	40,469	35,981
Total available-for-sale	180,929	169,923

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of December 31, 2022
Due in one year or less	$2,133	$2,115
Due after one year through five years	118,108	113,415
Due after five years through ten years	21,495	19,030
Due after ten years	628	531
Mortgage-backed securities	42,953	38,074
Total available-for-sale	185,317	173,165

There was one holding of securities of issuers in an amount greater than 10% of stockholders equity at June 30, 2023, a U.S. Treasury note with a fair value of $97.43 million.

The following table presents a summary of realized gains and losses from the sale, prepayment and call of debt securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Proceeds from sales, maturities, prepayments and calls	$1,784	$6,601	$4,198	$19,828
Gross realized gains on sales, prepayments and calls	-	10	-	10
Gross realized losses on sales, prepayments and calls	(7)	-	(8)	(127)
Total realized (losses), net	$(7)	$10	$(8)	$(117)

The following table details book value of pledged securities as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Book value of pledged securities	$21,480	$85,280

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table details gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022. As of June 30, 2023, the Company had the ability and intent to hold the debt securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased or acquired. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statements of comprehensive income.

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Available-for-sale as of June 30, 2023
U.S. Federal agencies	$-	$-	$154	$(6)	$154	$(6)
Mortgage-backed securities	-	-	35,981	(4,488)	35,981	(4,488)
State and political subdivisions(1)	1,295	(6)	25,436	(2,029)	26,731	(2,035)
U.S. Treasuries	-	-	102,679	(3,355)	102,679	(3,355)
Corporate debt securities	2,120	(379)	2,258	(743)	4,378	(1,122)
Total available-for-sale	$3,415	$(385)	$166,508	$(10,621)	$169,923	$(11,006)

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Available-for-sale as of December 31, 2022
U.S. Federal agencies	$1,142	$(150)	$-	$-	$1,142	$(150)
Mortgage-backed securities	38,074	(4,879)	-	-	38,074	(4,879)
State and political subdivisions	28,356	(2,276)	-	-	28,356	(2,276)
U.S. Treasuries	100,660	(4,280)	-	-	100,660	(4,280)
Corporate debt securities	4,933	(567)	-	-	4,933	(567)
Total available-for-sale	$173,165	$(12,152)	$-	$-	$173,165	$(12,152)
(1) Of our state and political subdivision securities, $23.97 million are rated BBB+ or better and $2.76 million are not rated.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6:	Loans and Allowance for Credit Losses

A summary of loans at June 30, 2023 and December 31, 2022, are as follows (dollars in thousands):

	June 30, 2023	December 31, 2022

Construction & development	$123,825	$163,203
1 - 4 family real estate	88,026	76,928
Commercial real estate - other	487,850	439,001
Total commercial real estate	$699,701	$679,132

Commercial & industrial	503,749	513,011
Agricultural	60,204	66,145
Consumer	15,185	14,949

Gross loans	1,278,839	1,273,237

Less allowance for credit losses	(16,377)	(14,734)
Less deferred loan fees	(2,557)	(2,781)

Net loans	$1,259,905	$1,255,722

Included in the commercial & industrial loan balances are $2.0 million and $2.6 million of loans that were originated under the SBA PPP program as of  June 30, 2023 and December 31, 2022, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Allowance for Credit Losses Methodology
On January 1, 2023, the Company adopted ASU 2016-13, which replaces the incurred loss methodology for determining its provision for credit losses and allowance for credit losses with an expected loss methodology that is referred to as the CECL model. See Note (1) for additional information regarding the factors that influenced the Company’s current estimate of expected credit losses. Upon adoption, the allowance for credit losses was increased by $250,000 and $500,000 for loans and unfunded commitments, respectively, with no impact to the consolidated statement of income. Subsequent to the adoption of ASU 2016-13, the Company recorded a $935,000 and $76,000 provision for credit losses related to loans and unfunded commitments, respectively, for the first six months of 2023 utilizing the newly adopted CECL methodology.
The following table presents, by portfolio segment, the activity in the allowance for credit losses for the three months ended June 30, 2023 and 2022 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2023
Loans
Balance, beginning of period	$1,739	$1,038	$5,704	$6,055	$734	$182	$15,452
Charge-offs	-	-	-	-	(7)	(5)	(12)
Recoveries	-	-	-	-	-	2	2
Net (charge-offs) recoveries	-	-	-	-	(7)	(3)	(10)

Provision (credit) for credit losses	(147)	78	385	657	(126)	88	935
Balance, end of period	$1,592	$1,116	$6,089	$6,712	$601	$267	$16,377

Unfunded Commitments
Balance, beginning of period	$171	$4	$24	$274	$25	$2	$500
Provision (credit) for credit losses	56	-	(10)	31	(1)	-	76
Balance, end of period	$227	$4	$14	$305	$24	$2	$576

Total Allowance for Credit Losses	$1,819	$1,120	$6,103	$7,017	$625	$269	$16,953

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2022
Balance, beginning of period	$1,717	$579	$3,334	$4,148	$627	$194	$10,599

Charge-offs	-	-	-	-	-	(4)	(4)
Recoveries	-	-	-	-	-	5	5

Net (charge-offs) recoveries	-	-	-	-	-	1	1

Provision (credit) for credit losses	75	70	(118)	301	(69)	(40)	219

Balance, end of period	$1,792	$649	$3,216	$4,449	$558	$155	$10,819

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents, by portfolio segment, the activity in the allowance for credit losses for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2023
Loans
Balance, beginning of period	$1,889	$890	$5,080	$5,937	$765	$173	$14,734
Impact of CECL adoption	44	(138)	(168)	716	(149)	(55)	250
Charge-offs	-	-	-	-	(7)	(16)	(23)
Recoveries	-	-	-	-	2	5	7
Net (charge-offs) recoveries	-	-	-	-	(5)	(11)	(16)

Provision (credit) for credit losses	(341)	364	1,177	59	(10)	160	1,409
Balance, end of period	$1,592	$1,116	$6,089	$6,712	$601	$267	$16,377

Unfunded Commitments
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-
Impact of CECL adoption	171	4	24	274	25	2	500
Provision (credit) for credit losses	56	-	(10)	31	(1)	-	76
Balance, end of period	$227	$4	$14	$305	$24	$2	$576

Total Allowance for Credit Losses	$1,819	$1,120	$6,103	$7,017	$625	$269	$16,953

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2022
Balance, beginning of period	$1,695	$630	$3,399	$3,621	$730	$241	$10,316

Charge-offs	-	-	-	-	-	(6)	(6)
Recoveries	-	-	-	-	-	14	14

Net (charge-offs) recoveries	-	-	-	-	-	8	8

Provision (credit) for credit losses	97	19	(183)	828	(172)	(94)	495

Balance, end of period	$1,792	$649	$3,216	$4,449	$558	$155	$10,819

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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

The Company evaluates the definitions of loan grades and the allowance for credit losses methodology on an ongoing basis. No changes were made to either during the period ended June 30, 2023.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the amortized cost of the Company’s loan portfolio with the gross charge-offs by year of origination based on internal rating category as of June 30, 2023 (dollars in thousands):

As of June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development
Grade
1 (Pass)	$10,593	$13,262	$4,984	$238	$109	$48	$93,794	$123,028
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	563	-	-	-	-	234	797
4 (Substandard)	-	-	-	-	-	-	-	-
Total construction & development	10,593	13,825	4,984	238	109	48	94,028	123,825
Current-period gross charge-offs	-	-	-	-	-	-	-	-
1 - 4 family real estate
Grade
1 (Pass)	20,417	32,524	14,469	4,751	1,960	1,849	12,056	88,026
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total 1 - 4 family real estate	20,417	32,524	14,469	4,751	1,960	1,849	12,056	88,026
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Commerical real estate - other
Grade
1 (Pass)	96,591	162,949	51,934	43,098	3,559	4,842	110,125	473,098
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	13,504	-	-	-	-	1,108	-	14,612
4 (Substandard)	-	-	-	-	140	-	-	140
Total commerical real estate - other	110,095	162,949	51,934	43,098	3,699	5,950	110,125	487,850
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Commerical and industrial
Grade
1 (Pass)	84,314	81,848	45,845	3,273	2,024	4,207	256,590	478,101
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	4,227	-	158	-	-	-	1,915	6,300
4 (Substandard)	2,880	14,328	125	15	-	-	2,000	19,348
Total commerical and industrial	91,421	96,176	46,128	3,288	2,024	4,207	260,505	503,749
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Agriculural
Grade
1 (Pass)	3,368	6,611	26,656	4,739	1,122	1,408	16,083	59,987
2 (Watch)	56	51	72	-	-	-	38	217
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total agriculural	3,424	6,662	26,728	4,739	1,122	1,408	16,121	60,204
Current-period gross charge-offs	-	7	-	-	-	-	-	7
Consumer
Grade
1 (Pass)	2,797	2,453	2,990	3,184	784	2,009	859	15,076
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	28	-	-	81	-	109
Total consumer	2,797	2,453	3,018	3,184	784	2,090	859	15,185
Current-period gross charge-offs	11	-	-	-	5	-	-	16
Total loans held for investment	$238,747	$314,589	$147,261	$59,298	$9,698	$15,552	$493,694	$1,278,839
Total current-period gross charge-offs	$11	$7	$-	$-	$5	$-	$-	$23

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

Aged Analysis of Past Due Loans Receivable

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	Past Due						Total Loans
	30–59 Days	60–89 Days	Greater than 90 Days	Total	Current	Total Loans	> 90 Days & Accruing

June 30, 2023
Construction & development	$-	$-	$-	$-	$123,825	$123,825	$-
1 - 4 family real estate	-	-	-	-	88,026	88,026	-
Commercial real estate - other	140	-	-	140	487,710	487,850	-
Commercial & industrial(1)	17	-	9,894	9,911	493,838	503,749	9,894
Agricultural	-	-	-	-	60,204	60,204	-
Consumer	-	28	81	109	15,076	15,185	81
Total	$157	$28	$9,975	$10,160	$1,268,679	$1,278,839	$9,975

December 31, 2022
Construction & development	$-	$-	$-	$-	$163,203	$163,203	$-
1 - 4 family real estate	-	-	-	-	76,928	76,928	-
Commercial real estate - other	-	617	-	617	438,384	439,001	-
Commercial & industrial(1)	21	-	9,923	9,944	503,067	513,011	9,923
Agricultural	4	-	-	4	66,141	66,145	-
Consumer	291	82	22	395	14,554	14,949	18
Total	$316	$699	$9,945	$10,960	$1,262,277	$1,273,237	$9,941
(1) The $9.89 million and $9.92 million that is greater than 90 days past due as of June 30, 2023 and December 31, 2022, respectively, consists of a single loan that is well collateralized and for which collection is being diligently pursued.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the six months ended June 30, 2023, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent.

The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows (dollars in thousands):

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation

June 30, 2023
Construction & development	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-
Commercial Real Estate - other	140	-	-	140	-
Commercial & industrial	-	9,333	9,975	19,308	-
Agricultural	-	-	-	-	-
Consumer	28	-	-	28	-
Total	$168	$9,333	$9,975	$19,476	$-

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonaccrual Loans

The following table presents information regarding nonaccrual loans as of June 30, 2023 (dollars in thousands):

		Amortized	Amortized
	Amortized	Cost Basis	Cost Basis	Total		Interest
	Cost	with No	with an	Recorded	Related	Income
	Basis	Allowance	Allowance	Investment	Allowance	Recognized

June 30, 2023
Construction & development	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-	-
Commercial Real Estate - other	186	140	-	140	-	4
Commercial & industrial	8,679	7,029	121	7,150	121	191
Agricultural	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$8,865	$7,169	$121	$7,290	$121	$195

The following table presents impaired loans, prior to the adoption of ASU 2016-13, as of December 31, 2022 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2022
Construction & development	$-	$-	$-	$-	$-	$21	$-
1 - 4 Family Real Estate	-	-	-	-	-	-	-
Commercial Real Estate - other	2,808	1,983	-	1,983	-	11,749	141
Commercial & industrial	19,882	18,882	133	19,015	133	11,773	1,214
Agricultural	-	-	-	-	-	14	-
Consumer	31	22	-	22	-	27	-
Total	$22,721	$20,887	$133	$21,020	$133	$23,584	$1,355

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I, and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2023, that the Company and Bank meet all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of June 30, 2023, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company’s and Bank’s actual capital amounts and ratios are presented in the following table as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	Actual		Minimum Capital Requirements		With Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2023
Total capital to risk-weighted assets
Company	$177,186	13.09%	$108,299	8.00%	$142,143	10.50%	N/A	N/A
Bank	177,186	13.10%	108,218	8.00%	142,037	10.50%	$135,273	10.00%
Tier I capital to risk-weighted assets
Company	160,808	11.88%	81,225	6.00%	115,068	8.50%	N/A	N/A
Bank	160,808	11.89%	81,164	6.00%	114,982	8.50%	108,218	8.00%
CET I capital to risk-weighted assets
Company	160,808	11.88%	60,918	4.50%	94,762	7.00%	N/A	N/A
Bank	160,808	11.89%	60,873	4.50%	94,691	7.00%	87,928	6.50%
Tier I capital to average assets
Company	160,808	9.71%	66,223	4.00%	N/A	N/A	N/A	N/A
Bank	160,808	9.71%	66,248	4.00%	N/A	N/A	82,811	5.00%

As of December 31, 2022
Total capital to risk-weighted assets
Company	$158,158	12.41%	$101,990	8.00%	$133,862	10.50%	N/A	N/A
Bank	158,158	12.42%	101,909	8.00%	133,756	10.50%	$127,387	10.00%
Tier I capital to risk-weighted assets
Company	143,424	11.25%	76,493	6.00%	108,365	8.50%	N/A	N/A
Bank	143,424	11.26%	76,432	6.00%	108,279	8.50%	101,909	8.00%
CET I capital to risk-weighted assets
Company	143,424	11.25%	57,370	4.50%	89,241	7.00%	N/A	N/A
Bank	143,424	11.26%	57,324	4.50%	89,171	7.00%	82,801	6.50%
Tier I capital to average assets
Company	143,424	9.19%	62,460	4.00%	N/A	N/A	N/A	N/A
Bank	143,424	9.18%	62,489	4.00%	N/A	N/A	78,111	5.00%

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

As of June 30, 2023, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At June 30, 2023, approximately $60.4 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 8:	Related-Party Transactions

At June 30, 2023 and December 31, 2022, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties) approximating $211,000 and $132,000.

The Bank leases office and retail banking space in Oklahoma City and Woodward, Oklahoma from Central Park on Lincoln, LLC and Haines Realty Investments Company, LLC, respectively, both related parties of the Company.  Lease payments totaled $65,000 and $39,000 for the three months ended June 30, 2023 and 2022, respectively and $121,000 and $77,000 for the six months ended June 30, 2023 and 2022, respectively. In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 9:	Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to the maximum legal limit with the Company matching up to 5% of the employee’s salary. Employer contributions charged to expense for the three months ended June 30, 2023 and 2022 totaled $97,000 and $113,000, respectively. Employer contributions charged to expense for the six months ended June 30, 2023 and 2022 totaled $209,000 and $208,000, respectively.

Stock-Based Compensation

The Company adopted an equity incentive plan (the “Incentive Plan”) in September 2018. The Incentive Plan permits the grant of restricted stock units and nonqualified incentive stock options. The Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Incentive Plan for the three months ended June 30, 2023 and 2022 totaled $621,000 and $706,000, respectively. Compensation expense related to the Incentive Plan for the six months ended June 30, 2023 and 2022 totaled $1.1 million and $992,000, respectively. There were 632,221 shares available for future grants as of June 30, 2023.

The Company grants to employees and directors restricted stock units (RSUs) which vest ratably over one, three, four, five or eight years and stock options which vest ratably over four years.  All RSUs and stock options are granted at the fair value of the common stock at the time of the award. The RSUs are considered fixed awards as the number of shares and fair value are known at the date of grant and the fair value at the grant date is amortized over the vesting and/or service period.

The Company uses newly issued shares for granting RSUs and stock options.

The following table is a summary of the stock option activity under the Incentive Plan (dollar amounts in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Six Months Ended June 30, 2023
Outstanding at December 31, 2022	251,550	$17.52
Options Granted	-	-
Options Exercised	13,862	17.45
Options Forfeited	(875)	-
Outstanding at June 30, 2023	236,813	17.54	6.14	$1,657,193
Exercisable at June 30, 2023	187,745	18.02	5.77	$1,222,367

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the period presented. There were no new grants for the six months ended June 30, 2023.

For the Six Months Ended
June 30, 2023
Risk-free interest rate	3.47%
Dividend yield	1.96%
Stock price volatility	34.92%
Expected term	7.01

The following table summarizes share information about RSUs for the six months ended June 30, 2023 and 2022:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Six Months Ended June 30, 2023
Outstanding at December 31, 2022	112,591	$19.15
Shares granted	163,311	29.76
Shares vested	(14,109)	18.80
Shares forfeited	(3,250)	28.03
End of the period balance	258,543	$25.76

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Six Months Ended June 30, 2022
Outstanding at December 31, 2021	172,993	$19.02
Shares granted	500	24.18
Shares vested	(15,584)	15.98
Shares forfeited	-	-
End of the period balance	157,909	$19.34

As of June 30, 2023, there was approximately $5.5 million of unrecognized compensation expense related to 258,543 unvested RSUs and $251,000 of unrecognized compensation expense related to 236,813 unvested and/or unexercised stock options. The stock option expense is expected to be recognized over a weighted average period of 1.64 years, and the RSU expense is expected to be recognized over a weighted average period of 4.07 years.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2023 and December 31, 2022 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2023
Impaired loans (collateral- dependent)	$6,260	$-	$-	$6,260

December 31, 2022
Impaired loans (collateral- dependent)	$6,553	$-	$-	$6,553

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements(dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted- Average
June 30, 2023
Collateral-dependent impaired loans	$6,260	Appraisals from comparable assets	Estimated cost to sell	20%

December 31, 2022
Collateral-dependent impaired loans	$6,553	Appraisals from comparable assets	Estimated cost to sell	20%

The following table presents estimated fair values of the Company’s financial instruments not recorded at fair value at June 30, 2023 and December 31, 2022 (dollars in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2023

Financial Assets
Cash and due from banks	$196,456	$196,456	$-	$-	$196,456
Interest-bearing time
deposits in other banks	10,455	-	10,455	-	10,455
Loans, net of allowance	1,259,905	-	1,247,752	6,260	1,254,012
Loans held for sale	408	-	408	-	408
Nonmarketable equity securities	1,238	-	1,238	-	1,238
Interest receivable	9,071	-	9,071	-	9,071

Financial Liabilities
Deposits	$1,508,225	$-	$1,506,581	$-	$1,506,581
Interest payable	1,139	-	1,139	-	1,139

December 31, 2022

Financial Assets
Cash and due from banks	$109,115	$109,115	$-	$-	$109,115
Interest-bearing time deposits in other banks	5,474	-	5,474	-	5,474
Loans, net of allowance	1,255,722	-	1,245,825	6,553	1,252,378
Nonmarketable equity securities	1,209	-	1,209	-	1,209
Interest receivable	8,124	-	8,124	-	8,124

Financial Liabilities
Deposits	$1,429,300	$-	$1,427,465	$-	$1,427,465
Interest payable	339	-	339	-	339

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

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at June 30, 2023 and December 31, 2022.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 11:	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets. The following summarizes those financial instruments with contract amounts representing credit risk as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022
Commitments to extend credit	$236,486	$198,027
Financial and performance standby letters of credit	2,153	1,043
	$238,639	$199,070

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

On January 1, 2023, the Company adopted ASU 2016-13, see Note (1) and Note (6). Upon adoption, the Company estimated an allowance for credit losses on off-balance sheet credit exposures, which resulted in recording a reserve for unfunded loan commitments of $500,000. The reserve for unfunded loan commitments totaled $576,000 and $0 at June 30, 2023 and December 31, 2022, respectively.

Note 12:	Significant Estimates and Concentrations

GAAP requires disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for credit losses are reflected in Note 6 regarding loans.  Current vulnerabilities due to off-balance sheet credit risk are discussed in Note 11.

As of June 30, 2023, hospitality loans were 21% of gross total loans with outstanding balances of $271.1 million and unfunded commitments of $7.7 million; energy loans were 13% of gross total loans with outstanding balances of $161.3 million and unfunded commitments of $48.0 million.

The Company evaluates goodwill for potential goodwill impairment on an annual basis or more often based on consideration if any impairment indicators have occurred. A prolonged strain on the U.S. economy impacting the Company could result in goodwill being partially or fully impaired. At June 30, 2023, goodwill of $8.5 million was recorded on the consolidated balance sheet.

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

As of June 30, 2023, we had total assets of $1.68 billion, gross loans of $1.28 billion, total deposits of $1.51 billion and total shareholders’ equity of $161.8 million.

Results of Operations

Performance Summary. For the second quarter of 2023, we reported a pre-tax income of $12.9 million, compared to pre-tax income of $9.3 million for the second quarter of 2022. For the first six months of 2023, we reported a pre-tax income of $25.5 million, compared to pre-tax income of $17.5 million for the same period in 2022. For the second quarter of 2023, interest income increased by $13.4 million, or 80.2%, compared to the second quarter of 2022. For the first six months of 2023, interest income increased by $25.8 million, or 81.7%, compared to the same period in 2022. For the second quarter of 2023, average total loans were $1.28 billion with loan yields of 8.40% as compared to average total loans of $1.09 billion with loan yields of 5.80% for the second quarter of 2022. For the first six months of 2023, average total loans were $1.28 billion with loan yields of 8.25% as compared to average total loans of $1.05 billion with loan yields of 5.80% for the same period in 2022.

Our provision for credit losses for the second quarter of 2023 was $1.0 million, compared to $219,000 for the second period of 2022. Our provision for credit losses for the first six months of 2023 was $1.5 million, compared to $495,000 for the same period in 2022.

Return on average equity was 25.02% for the second quarter of 2023, as compared to 21.67% for the second quarter of 2022. Return on average equity was 25.42% for first six months of 2023, as compared to 20.52% for the same period in 2022.

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

	Net Interest Margin
	For the Three Months Ended June 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Short-term investments	$174,920	$2,371	5.44%	$130,961	$262	0.81%
Debt securities, taxable	153,424	701	1.83	174,583	571	1.31
Debt securities, tax exempt(1)	19,744	85	1.73	22,244	85	1.53
Loans held for sale	68	-	-	279	-	-
Total loans(2)	1,283,341	26,885	8.40	1,090,053	15,754	5.80
Total interest-earning assets	1,631,497	$30,042	7.39	1,418,120	16,672	4.72
Noninterest-earning assets	25,050			25,341
Total assets	$1,656,547			$1,443,461

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$817,819	6,860	3.36%	$693,619	555	0.32%
Time deposits	265,396	2,684	4.06	183,494	323	0.71
Total interest-bearing deposits	1,083,215	9,544	3.53	877,113	878	0.40
Total interest-bearing liabilities	$1,083,215	9,544	3.53	$877,113	878	0.40

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$403,207			$429,388
Other noninterest-bearing liabilities	12,180			6,925
Total noninterest-bearing liabilities	415,387			436,313
Shareholders' equity	157,945			130,035
Total liabilities and shareholders' equity	$1,656,547			$1,443,461

Net interest income		$20,498			$15,794
Net interest spread			3.85%			4.32%
Net interest margin			5.04%			4.47%

(1)	Taxable-equivalent yield of 2.29% as of June 30, 2023, applying a 24.5% effective tax rate
(2)	Non-accrual loans of $7.3 million and $9.5 million as of June 30, 2023 and June 30, 2022, respectively, are included in loans.

For the second quarter of 2023 compared to the second quarter of 2022:

-	Interest income on total loans totaled $26.9 million, an increase of $11.1 million or 70.7%, due to an increase in average loans of $193.3 million, or 17.7%, and increased loan yields;
-	Loan yields totaled 8.40% compared to 5.80% for the same period in 2022, primarily due to the continued fed rate hikes;
-	Interest income on debt securities totaled $786,000, an increase of $130,000 or 19.8%, as a result of debt securities purchased during the first quarter of 2022;
-	Net interest margin for the second quarter of 2023 was 5.04% compared to 4.47% for the second quarter of 2022.

	Net Interest Margin
	For the Six Months Ended June 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Short-term investments	$154,896	$3,606	4.69%	$159,157	$348	0.44%
Debt securities, taxable	153,478	1,407	1.85	132,086	935	1.43
Debt securities, tax exempt(1)	20,030	172	1.73	22,487	183	1.64
Loans held for sale	56	-	-	383	-	-
Total loans(2)	1,277,245	52,237	8.25	1,047,220	30,131	5.80
Total interest-earning assets	1,605,705	57,422	7.21	1,361,333	31,597	4.68
Noninterest-earning assets	24,299			24,506
Total assets	$1,630,004			$1,385,839

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$810,736	12,612	3.14%	$667,159	1,012	0.31%
Time deposits	239,720	4,306	3.62	176,587	583	0.67
Total interest-bearing deposits	1,050,456	16,918	3.25	843,746	1,595	0.38
Total interest-bearing liabilities	1,050,456	16,918	3.25	843,746	1,595	0.38

Noninterest-bearing liabilities:
Noninterest-bearing deposits	414,383			405,674
Other noninterest-bearing liabilities	11,659			6,615
Total noninterest-bearing liabilities	426,042			412,289
Shareholders' equity	153,506			129,804
Total liabilities and shareholders' equity	$1,630,004			$1,385,839

Net interest income		$40,504			$30,002
Net interest spread			3.96%			4.30%
Net interest margin			5.09%			4.44%

(1)	Taxable-equivalent yield of 2.27% as of June 30, 2023, applying a 24.0% effective tax rate
(2)	Non-accrual loans of $7.3 million and $9.5 million as of June 30, 2023 and June 30, 2022, respectively, are included in loans.

For the first six months of 2023 compared to the same period in 2022:
-	Interest income on total loans totaled $52.2 million, an increase of $22.1 million or 73.4%, due to an increase in average loans of $230 million, or 22.0%, and increased loan yields;
-	Loan yields totaled 8.25% compared to 5.80% for the same period in 2022, primarily due to the continued fed rate hikes;
-	Interest income on debt securities totaled $1.6 million an increase of $461,000 or 41.2%, as a result of debt securities purchased during the first quarter of 2022; and
-	Net interest margin for the first six months of 2023 was 5.09% compared to 4.44% for the same period in 2022.

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

	Analysis of Changes in Interest Income and Expenses
	For the Three Months Ended June 30, 2023 vs 2022
	Change due to:
	Volume(1)	Rate(1)	Interest Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$89	$2,020	$2,109
Debt securities	(168)	298	130
Total loans	2,795	8,336	11,131
Total increase (decrease) in interest income	2,716	10,654	13,370

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	99	6,206	6,305
Time deposits	145	2,216	2,361
Total interest-bearing deposits	244	8,422	8,666
Total increase (decrease) in interest expense	244	8,422	8,666

Increase (Decrease) in net interest income	$2,472	$2,232	$4,704

	Analysis of Changes in Interest Income and Expenses
	For the Six Months Ended June 30, 2023 vs 2022
	Change due to:
	Volume(1)	Rate(1)	Interest Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$(9)	$3,267	$3,258
Debt securities	288	173	461
Total loans	6,616	15,490	22,106
Total increase (decrease) in interest income	6,895	18,930	25,825

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	221	11,379	11,600
Time deposits	210	3,513	3,723
Total interest-bearing deposits	431	14,892	15,323
Total increase (decrease) in interest expense	431	14,892	15,323

Increase (Decrease) in net interest income	$6,464	$4,038	$10,502

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

 The following table summarizes the maturity distribution schedule with corresponding weighted average taxable equivalent yields of the debt securities portfolio at June 30, 2023. The following table presents securities at their expected maturities, which may differ from contractual maturities. The Company manages its debt securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds:

	As of June 30, 2023
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *
Available-for-sale	(Dollars in thousands)
U.S. Federal agencies	$35	2.43%	$119	2.88%	$-	0%	$-	0%	$154	2.78%
Mortgage-backed securities	-	3.72	10,025	1.33	3,055	1.47	22,901	1.69	35,981	1.57
State and political subdivisions	2,738	1.66	14,356	1.22	9,363	1.50	274	1.53	26,731	1.37
U.S. Treasuries	97,430	1.19	1,774	1.01	3,475	1.11	-	-	102,679	1.18
Corporate debt securities	-	-	-	-	4,378	3.36	-	-	4,378	3.36
Total	$100,203	1.20%	$26,274	1.25%	$20,271	1.86%	$23,175	1.69%	$169,923	1.36%
Percentage of total	58.97%		15.46%		11.93%		13.64%		100.00%

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

The Allowance as a percentage of loans was 1.28% at June 30, 2023 and 1.16% at December 31, 2022.

Noninterest Income

Noninterest income for the three months ended June 30, 2023 was $794,000 compared to $692,000 for the same period in 2022, an increase of $102,000, or 14.7%. The following table sets forth the major components of our noninterest income for the three months ended June 30, 2023 and 2022:
	For the Three Months Ended
	June 30,
	2023	2022	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Mortgage lending income	$112	$95	$17	17.89%
Gain (Loss) on sales of available-for-sale debt securities	(7)	10	(17)	-170.00%
Service charges on deposit accounts	199	219	(20)	-9.13%
Other income and fees	490	368	122	33.15%
Total noninterest income	$794	$692	$102	14.74%

Noninterest income for the six months ended June 30, 2023 was $1.5 million compared to $1.4 million for the same period in 2022, an increase of $99,000, or 7.2%. The following table sets forth the major components of our noninterest income for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended
	June 30,
	2023	2022	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Mortgage lending income	$166	$261	$(95)	-36.40%
Gain (Loss) on sales of available-for-sale debt securities	(8)	(117)	109	-93.16%
Service charges on deposit accounts	434	468	(34)	-7.26%
Other income and fees	874	755	119	15.76%
Total noninterest income	$1,466	$1,367	$99	7.24%

Noninterest Expense

Noninterest expense for the three months ended June 30, 2023 was $7.4 million compared to $7.0 million for the same period in 2022, an increase of $414,000, or 6.0%. The following table sets forth the major components of our noninterest expense for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended
	June 30,
	2023	2022	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$4,709	$4,126	$583	14.13%
Furniture and equipment	251	386	(135)	-34.97%
Occupancy	599	571	28	4.90%
Data and item processing	469	559	(90)	-16.10%
Accounting, marketing, and legal fees	179	209	(30)	-14.35%
Regulatory assessments	339	226	113	50.00%
Advertising and public relations	52	121	(69)	-57.02%
Travel, lodging and entertainment	110	74	36	48.65%
Other expense	669	691	(22)	-3.18%
Total noninterest expense	$7,377	$6,963	$414	5.95%

Salaries and employee benefits totaled $4.7 million for the second quarter of 2023 compared to $4.1 million for the same period in 2022, an increase of $583,000 or 14.1%.  This increase was attributable to overall increases in compensation to remain competitive.

Noninterest expense for the six months ended June 30, 2023 was $15.0 million compared to $13.4 million for the same period in 2022, an increase of $1.6 million, or 12.3%. The following table sets forth the major components of our noninterest expense for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended
	June 30,
	2023	2022	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$9,389	$8,152	$1,237	15.17%
Furniture and equipment	500	744	(244)	-32.80%
Occupancy	1,318	1,122	196	17.47%
Data and item processing	856	946	(90)	-9.51%
Accounting, marketing, and legal fees	478	442	36	8.14%
Regulatory assessments	734	422	312	73.93%
Advertising and public relations	200	231	(31)	-13.42%
Travel, lodging and entertainment	171	122	49	40.16%
Other expense	1,381	1,202	179	14.89%
Total noninterest expense	$15,027	$13,383	$1,644	12.28%

Salaries and employee benefits totaled $9.4 million for the first six months of 2023 compared to $8.2 million for the same period in 2022, an increase of $1.2 million or 15.2%.  This increase was attributable to overall increases in compensation to remain competitive.

Financial Condition

The following discussion of our financial condition compares June 30, 2023 and December 31, 2022.

Total Assets

Total assets increased $97.1 million, or 6.1%, to $1.68 billion as of June 30, 2023, compared to $1.58 billion as of December 31, 2022. The increase in total assets is primarily attributable to continued organic growth within our major metropolitan markets in Oklahoma City, Tulsa, and Texas.

Loan Portfolio

The following table presents the balance and associated percentage of each major category in our loan portfolio as of June 30, 2023 and December 31, 2022:

	As of June 30,		As of December 31
	2023		2022
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$123,825	9.7%	$163,203	12.8%
1-4 family real estate	88,026	6.9%	76,928	6.0%
Commercial real estate - other	487,850	38.1%	439,001	34.5%
Total commercial real estate	699,701	54.7%	679,132	53.3%

Commercial & industrial	503,749	39.4%	513,011	40.3%
Agricultural	60,204	4.7%	66,145	5.2%
Consumer	15,185	1.2%	14,949	1.2%
Gross loans	1,278,839	100.0%	1,273,237	100.0%
Less: unearned income, net	(2,557)		(2,781)
Total Loans, net of unearned income	1,276,282		1,270,456
Less: Allowance for credit losses	(16,377)		(14,734)
Net loans	$1,259,905		$1,255,722

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of June 30, 2023 and December 31, 2022, our gross loans were $1.28 billion and $1.27 billion, respectively.  Included in the commercial & industrial loan balances at June 30, 2023 and December 31, 2022, respectively, are $2.0 million and $2.6 million of loans that were originated under the SBA PPP program.

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

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of June 30, 2023
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$6,040	$75,349	$9,171	$31,787	$-	$856	$-	$622	$123,825
1-4 family real estate	8,074	13,893	35,402	19,186	300	5,534	-	5,637	88,026
Commercial real estate - other	22,042	82,797	126,638	220,780	142	21,212	-	14,239	487,850
Total commercial real estate	36,156	172,039	171,211	271,753	442	27,602	-	20,498	699,701

Commercial & industrial	39,789	256,930	36,091	156,342	3,622	10,351	-	624	503,749
Agricultural	7,843	27,667	9,149	11,544	60	1,036	-	2,905	60,204
Consumer	2,362	21	5,849	117	686	2,885	81	3,184	15,185
Gross loans	$86,150	$456,657	$222,300	$439,756	$4,810	$41,874	$81	$27,211	$1,278,839

	As of December 31, 2022
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$11,749	$81,002	$7,556	$57,439	$-	$1,160	$-	$4,297	$163,203
1-4 family real estate	10,550	12,664	24,741	15,782	314	6,606	-	6,271	76,928
Commercial real estate - other	2,680	59,870	131,105	207,819	6,635	17,146	-	13,746	439,001
Total commerical real estate	24,979	153,536	163,402	281,040	6,949	24,912	-	24,314	679,132

Commercial & industrial	43,823	234,573	60,275	159,571	3,745	10,390	-	634	513,011
Agricultural	1,798	17,514	8,767	33,270	469	980	140	3,207	66,145
Consumer	1,683	22	6,310	156	587	2,860	82	3,249	14,949
Gross loans	$72,283	$405,645	$238,754	$474,037	$11,750	$39,142	$222	$31,404	$1,273,237

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

The allowance was $16.4 million at June 30, 2023, compared to $14.7 million at December 31, 2022.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Six Months Ended June 30,
	2023	2022
	(Dollars in thousands)
Balance at beginning of the period	$14,734	$10,316
Impact of CECL adoption	250	-
Provision for credit losses for loans	1,409	495
Charge-offs:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	-	-
Commercial & industrial	-	-
Agricultural	(7)	-
Consumer	(16)	(6)
Total charge-offs	(23)	(6)
Recoveries:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	-	-
Commercial & industrial	-	-
Agricultural	2	-
Consumer	5	14
Total recoveries	7	14
Net recoveries (charge-offs)	(16)	8
Balance at end of the period	$16,377	$10,819
Net recoveries (charge-offs) to average loans	0.00%	0.00%

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of June 30,		As of December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,592	9.7%	$1,889	12.8%
1-4 family real estate	1,116	6.8%	890	6.0%
Commercial real estate - Other	6,089	37.2%	5,080	34.5%
Commercial & industrial	6,712	41.0%	5,937	40.3%
Agricultural	601	3.7%	765	5.2%
Consumer	267	1.6%	173	1.2%
Total	$16,377	100.0%	$14,734	100.0%

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

A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include loans on nonaccrual status. Income from a loan on nonaccrual status is recognized to the extent cash is received and when the loan’s principal balance is deemed collectible. Depending on a particular loan’s circumstances, we measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. A loan is considered collateral dependent when repayment of the loan is based solely on the liquidation or operation of the collateral. Fair value, where possible, is determined by independent appraisals, typically on an annual basis. Between appraisal periods, the fair value may be adjusted based on specific events, such as if deterioration of quality of the collateral comes to our attention as part of our problem loan monitoring process, or if discussions with the borrower lead us to believe the last appraised value no longer reflects the actual market for the collateral. The impairment amount on a collateral dependent loan is charged off to the allowance if deemed not collectible and the impairment amount on a loan that is not collateral dependent is set up as a specific reserve.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned, or OREO, until sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of June 30, 2023	As of December 31, 2022
	(Dollars in thousands)
Nonaccrual loans	$7,290	$8,039
Accruing loans 90 or more days past due	9,975	9,941
Total nonperforming assets	$17,265	$17,980
Ratio of nonperforming loans to total loans	1.35%	1.42%
Ratio of nonaccrual loans to total loans	0.57%	0.63%
Ratio of allowance for loan losses to total loans	1.28%	1.16%
Ratio of allowance for loan losses to nonaccrual loans	224.65%	183.28%
Ratio of nonperforming assets to total assets	1.03%	1.13%

The following tables present an aging analysis of loans as of the dates indicated.

As of June 30, 2023
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total past due loans	Current	Total loans
	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$123,825	$123,825
1-4 family real estate	-	-	-	-	-	88,026	88,026
Commercial real estate	140	-	-	-	140	487,710	487,850
Commercial & industrial	17	-	9,894	9,894	9,911	493,838	503,749
Agricultural	-	-	-	-	-	60,204	60,204
Consumer	-	28	81	81	109	15,076	15,185
Total	$157	$28	$9,975	$9,975	$10,160	$1,268,679	$1,278,839

As of December 31, 2022
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Total loans
	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$163,203	$163,203
1-4 family real estate	-	-	-	-	-	76,928	76,928
Commercial real estate	-	617	-	-	617	438,384	439,001
Commercial & industrial	21	-	9,923	9,923	9,944	503,067	513,011
Agricultural	4	-	-	-	4	66,141	66,145
Consumer	291	82	22	18	395	14,554	14,949
Total	$316	$699	$9,945	$9,941	$10,960	$1,262,277	$1,273,237

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

Subsequent to the close of the quarter, a borrower filed for bankruptcy with the intention of liquidating. The borrow remains current and management continues to monitor it closely.

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of June 30, 2023
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$123,028	$-	$797	$-	$123,825
1-4 family real estate	88,026	-	-	-	88,026
Commercial real estate - Other	473,098	-	14,612	140	487,850
Commercial & industrial	478,101	-	6,300	19,348	503,749
Agricultural	59,987	217	-	-	60,204
Consumer	15,076	-	-	109	15,185
Total	$1,237,316	$217	$21,709	$19,597	$1,278,839

	As of December 31, 2022
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$163,203	$-	$-	$-	$163,203
1-4 family real estate	76,928	-	-	-	76,928
Commercial real estate - Other	397,295	14,976	24,747	1,983	439,001
Commercial & industrial	493,412	-	584	19,015	513,011
Agricultural	65,857	288	-	-	66,145
Consumer	14,927	-	-	22	14,949
Total	$1,211,622	$15,264	$25,331	$21,020	$1,273,237

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

Total deposits as of June 30, 2023 and December 31, 2022 were $1.51 billion and $1.43 billion, respectively. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	As of June 30,		December 31,
	2023		2022
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars in thousands)
Noninterest-bearing demand	$397,588	26.4%	$439,409	30.8%
Interest-bearing transaction deposits	690,849	45.8%	669,852	46.7%
Savings deposits	124,110	8.2%	136,537	9.6%
Time deposits ($250,000 or less)	212,689	14.1%	140,929	9.9%
Time deposits (more than $250,000)	82,989	5.5%	42,573	3.0%
Total interest-bearing deposits	1,110,637	73.6%	989,891	69.2%
Total deposits	$1,508,225	100.0%	$1,429,300	100.0%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of June 30, 2023 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits ($250,000 or less)	$75,460	$64,745	$57,468	$15,016	$212,689
Time deposits (more than $250,000)	4,063	24,449	32,385	22,092	82,989
Total time deposits	$79,523	$89,194	$89,853	$37,108	$295,678

	As of December 31, 2022 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits ($250,000 or less)	$58,184	$25,333	$38,844	$18,568	$140,929
Time deposits (more than $250,000)	12,292	5,579	17,001	7,701	42,573
Total time deposits	$70,476	$30,912	$55,845	$26,269	$183,502

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

As of June 30, 2023, we had no unsecured fed funds lines with correspondent depository institutions with no amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $159.0 million as of June 30, 2023 and $129.2 million as of December 31, 2022.

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

As of June 30, 2023, the Bank was in compliance with all applicable regulatory requirements and categorized as “well-capitalized” under the prompt corrective action frame work.  There have been no conditions or events since June 30, 2023 that management believes would change this classification. The table below presents our applicable capital requirements, as well as our capital ratios as of June 30, 2023 and December 31, 2022. The Company exceeded all regulatory capital requirements and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. As of June 30, 2023, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

	Actual		With Capital Conservation Buffer		Minimum to be "Well-Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2023
Total capital (to risk-weighted assets)
Company	$177,186	13.09%	$142,143	10.50%	N/A	N/A
Bank	177,186	13.10%	142,037	10.50%	$135,273	10.00%
Tier 1 capital (to risk-weighted assets)
Company	160,808	11.88%	115,068	8.50%	N/A	N/A
Bank	160,808	11.89%	114,982	8.50%	108,218	8.00%
CET 1 capital (to risk-weighted assets)
Company	160,808	11.88%	94,762	7.00%	N/A	N/A
Bank	160,808	11.89%	94,691	7.00%	87,928	6.50%
Tier 1 capital (to average assets)
Company	160,808	9.71%	N/A	N/A	N/A	N/A
Bank	160,808	9.71%	N/A	N/A	82,811	5.00%
	Actual		With Capital Conservation Buffer		Minimum to be "Well-Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2022
Total capital (to risk-weighted assets)
Company	$158,158	12.41%	$133,862	10.50%	N/A	N/A
Bank	158,158	12.42%	133,756	10.50%	$127,387	10.00%
Tier 1 capital (to risk-weighted assets)
Company	143,424	11.25%	108,365	8.50%	N/A	N/A
Bank	143,424	11.26%	108,279	8.50%	101,909	8.00%
CET 1 capital (to risk-weighted assets)
Company	143,424	11.25%	89,241	7.00%	N/A	N/A
Bank	143,424	11.26%	89,171	7.00%	82,801	6.50%
Tier 1 capital (to average assets)
Company	143,424	9.19%	N/A	N/A	N/A	N/A
Bank	143,424	9.18%	N/A	N/A	78,111	5.00%

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased $17.7 million as of June 30, 2023 to $161.8 million, compared to $144.1 million as of December 31, 2022.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of June 30, 2023, and December 31, 2022:
	Payments Due as of June 30, 2023
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$1,212,547	$-	$-	$-	$1,212,547
Time deposits	258,570	35,344	1,764	-	295,678
Operating lease commitments	380	768	369	1,088	2,605
Total contractual obligations	$1,471,497	$36,112	$2,133	$1,088	$1,510,830

	Payments Due as of December 31, 2022
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total

	(Dollars in thousands)
Deposits without a stated maturity	$1,245,798	$-	$-	$-	$1,245,798
Time deposits	157,233	26,002	267	-	183,502
Operating lease commitments	532	815	453	530	2,330
Total contractual obligations	$1,403,563	$26,817	$720	$530	$1,431,630

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

The following table summarizes commitments as of the dates presented.

	June 30,	December 31,
	2023	2022
	(Dollars in thousands)
Commitments to extend credit	$236,486	$198,027
Standby letters of credit	2,153	1,043
Total	$238,639	$199,070

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of our unaudited condensed consolidated financial statements as of June 30, 2023.

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

Goodwill and Intangibles

Intangible assets totaled $1.2 million and goodwill, net of accumulated amortization, totaled $8.5 million for the six months ended June 30, 2023, compared to intangible assets of $1.3 million and goodwill of $8.6 million for the year ended December 31, 2022.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	June 30,		December 31,
	2023		2022
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+400	22.87%	19.76%	13.41%	20.90%
+300	18.48%	18.73%	9.96%	20.13%
+200	14.05%	17.60%	6.50%	19.17%
+100	9.56%	16.41%	2.99%	18.04%
Base	4.93%	15.09%	-0.77%	16.91%
-100	-0.29%	13.65%	-4.82%	15.25%

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

ITEM 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2023 of our disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, such controls.

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

As of June 30, 2023, our Regulatory CRE represented 276.55% of our total Bank capital and our construction, land development and other land loans represented 69.91% of our total Bank capital, as compared to 304.72% and 101.20% as of December 31, 2022, respectively. During the prior 36-month period, our Regulatory CRE has decreased 75.67%. We are actively working to manage our Regulatory CRE concentration, and we believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance. We utilize enhanced CRE monitoring techniques as expected by banking regulators as our concentrations have approached or exceeded the regulatory guidance. Nevertheless, the Federal Reserve could become concerned about our CRE loan concentrations, and it could limit our ability to grow by restricting its approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities, or by requiring us to raise additional capital, reduce our loan concentrations or undertake other remedial actions.

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

Any changes to regulations, regulatory policies, laws, or supervisory or enforcement activities arising from the recent events in the banking industry could increase our expenses and adversely impact our operations.

In addition to operational impacts to the Company, the recent high-profile negative events in the banking industry may also result in changes to the laws and regulations governing banks and bank holding companies. As part of the financial services industry, we are subject to extensive federal and state regulation and supervision. Changes to regulations, regulatory policies, laws, or supervisory or enforcement activities could affect us in substantial and adverse ways, including limiting the services and products we may offer, restrict our ability to pay dividends, result in us incurring higher costs, or subject us to higher capital requirements. Inability to access short-term funding, loss of client deposits or changes in our credit ratings could increase the cost of funding, limit access to capital markets or negatively impact our overall liquidity or capitalization. We may be impacted by concerns regarding the soundness or creditworthiness of other financial institutions, which can cause disruption within the financial markets and increased expenses.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 28, 2021, the Company’s Board of Directors approved a repurchase plan that authorizes up to 750,000 shares of the Company’s common stock. Stock repurchases under the stock repurchase plan will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management.  The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase plans do not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under these plans will be retired subsequent to acquisition. During the six months ended June 30, 2023, there were no shares purchased under the Company’s repurchase plan.

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

BANK7 CORP.

DATED:	August 9, 2023	By: /s/ Thomas L. Travis
Thomas L. Travis
Vice Chairman and Chief Executive Officer

DATED:	August 9, 2023	By: /s/ Kelly J. Harris
Kelly J. Harris
Executive Vice President and Chief Financial Officer