Form 10-Q
period 2023-09-30
Bank7 Corp.
filed 2023-11-09
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or

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

As of November 9, 2023, the registrant had 9,186,346 shares of common stock, par value $0.01, outstanding.

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

Bank7 Corp.
Unaudited Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except par value)

Assets	September 30, 2023 (unaudited)	December 31, 2022

Cash and due from banks	$169,490	$109,115
Interest-bearing time deposits in other banks	17,182	5,474
Available-for-sale debt securities	167,138	173,165
Loans, net of allowance for credit losses of $20,649 and $14,734 at September 30, 2023 and December 31, 2022, respectively	1,372,128	1,255,722
Loans held for sale	1,143	-
Premises and equipment, net	14,963	13,106
Nonmarketable equity securities	1,251	1,209
Core deposit intangibles	1,107	1,336
Goodwill	8,458	8,603
Interest receivable and other assets	19,539	16,439

Total assets	$1,772,399	$1,584,169

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$480,827	$441,509
Interest-bearing	1,112,745	989,891

Total deposits	1,593,572	1,431,400

Income taxes payable	419	1,054
Interest payable and other liabilities	10,501	7,615

Total liabilities	1,604,492	1,440,069

Shareholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding: 9,184,975 and 9,131,973 at September 30, 2023 and December 31, 2022 respectively	92	91
Additional paid-in capital	97,068	95,263
Retained earnings	79,825	58,049
Accumulated other comprehensive loss	(9,078)	(9,303)

Total shareholders’ equity	167,907	144,100

Total liabilities and shareholders’ equity	$1,772,399	$1,584,169

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands, except per share data)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest Income
Loans, including fees	$28,880	$20,466	$81,117	$50,597
Interest-bearing time deposits in other banks	159	10	270	39
Debt securities, taxable	699	690	2,106	1,625
Debt securities, tax-exempt	81	90	253	273
Other interest and dividend income	1,903	435	5,398	754

Total interest income	31,722	21,691	89,144	53,288

Interest Expense
Deposits	10,976	2,646	27,894	4,241

Total interest expense	10,976	2,646	27,894	4,241

Net Interest Income	20,746	19,045	61,250	49,047

Provision for Credit Losses	4,159	2,348	5,645	2,843

Net Interest Income After Provision for Credit Losses	16,587	16,697	55,605	46,204

Noninterest Income
Mortgage lending income	6	134	172	395
Loss on sales, prepayments, and calls of available-for-sale debt securities	(7)	(10)	(15)	(127)
Service charges on deposit accounts	213	210	647	678
Other	795	506	1,668	1,261

Total noninterest income	1,007	840	2,472	2,207

Noninterest Expense
Salaries and employee benefits	4,910	3,996	14,299	12,148
Furniture and equipment	254	390	755	1,134
Occupancy	662	614	1,980	1,736
Data and item processing	424	522	1,280	1,468
Accounting, marketing and legal fees	14	340	491	782
Regulatory assessments	279	551	1,013	973
Advertising and public relations	74	83	273	314
Travel, lodging and entertainment	85	94	255	216
Other	688	543	2,068	1,745

Total noninterest expense	7,390	7,133	22,414	20,516

Income Before Taxes	10,204	10,404	35,663	27,895
Income tax expense	2,351	2,363	8,457	6,646
Net Income	$7,853	$8,041	$27,206	$21,249

Earnings per common share - basic	$0.86	$0.88	$2.97	$2.34
Earnings per common share - diluted	0.85	0.87	2.94	2.31
Weighted average common shares outstanding - basic	9,158,027	9,100,789	9,152,788	9,095,724
Weighted average common shares outstanding - diluted	9,273,595	9,209,754	9,262,003	9,194,928

Other Comprehensive Income (Loss)
Unrealized gains (losses) on securities, net of (tax expense) tax benefit of $485 and $1.7 million for the three months ended September 30, 2023 and 2022, respectively; ($70) and $3.2 million for the nine months ended September 30, 2023 and 2022, respectively	$(372)	$(2,674)	$214	$(10,691)
Reclassification adjustment for realized loss included in net income net of tax of $2 and $2 for the three months ended September 30, 2023 and 2022, respectively; $4 and $29 for the nine months ended September 30, 2023 and 2022, respectively	5	8	11	98
Other comprehensive income (loss)	$(367)	$(2,666)	$225	$(10,593)
Comprehensive Income	$7,486	$5,375	$27,431	$10,656

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(Dollar amounts in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common Stock (Shares)
Balance at beginning of period	9,154,934	9,098,655	9,131,973	9,071,417
Exercise of employee stock options	13,124	1,250	26,986	16,062
Shares issued for restricted stock units	26,625	26,000	40,734	41,584
Shares acquired and canceled	(9,708)	(10,166)	(14,718)	(13,324)
Balance at end of period	9,184,975	9,115,739	9,184,975	9,115,739

Common Stock (Amount)
Balance at beginning of period	$92	$91	$91	$91
Shares issued for restricted stock units	-	-	1	-
Balance at end of period	$92	$91	$92	$91

Additional Paid-in Capital
Balance at beginning of period	$96,498	$95,016	$95,263	$94,024
Shares purchased and retired for restricted stock units	(231)	(235)	(367)	(312)
Exercise of stock options	236	21	480	283
Stock-based compensation expense	565	252	1,692	1,059
Balance at end of period	$97,068	$95,054	$97,068	$95,054

Retained Earnings
Balance at beginning of period	$73,901	$44,174	$58,049	$33,149
Net income	7,853	8,041	27,206	21,249
Cumulative effect of change in accounting principle, net of tax of $178 (Note 1)	-	-	(572)	-
Cash dividends declared ($0.21 and $0.12 per share for the three months ended September 30, 2023 and 2022, respectively; $0.53 and $0.36 per share for the nine months ended September 30, 2023 and 2022, respectively)	(1,929)	(1,092)	(4,858)	(3,275)
Balance at end of period	$79,825	$51,123	$79,825	$51,123

Accumulated Other Comprehensive Loss
Balance at beginning of period	$(8,711)	$(7,783)	$(9,303)	$144
Comprehensive income (loss)	(367)	(2,666)	225	(10,593)
Balance at end of period	$(9,078)	$(10,449)	$(9,078)	$(10,449)

Total Shareholders’ equity	$167,907	$135,819	$167,907	$135,819

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in thousands)

	Nine Months Ended September 30,
	2023	2022

Operating Activities
Net income	$27,206	$21,249
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	973	1,063
Provision for credit losses	5,645	2,843
Amortization of premiums and discounts on securities	278	657
Gain on sales of loans	(172)	(395)
Net loss on sale of available-for-sale debt securities	15	127
Stock-based compensation expense	1,692	1,059
Gain on sale of premises and equipment	(77)	(24)
Cash receipts from the sale of loans originated for sale	5,985	25,542
Cash disbursements for loans originated for sale	(6,956)	(24,887)
Deferred income tax benefit	(1,633)	(236)
Changes in
Interest receivable and other assets	(1,392)	810
Interest payable and other liabilities	1,403	2,127

Net cash provided by operating activities	32,967	29,935

Investing Activities
Maturities of interest-bearing time deposits in other banks	5,228	2,490
Purchases of interest-bearing time deposits in other banks	(16,936)	(747)
Proceeds from sale of available-for-sale debt securities	-	11,820
Maturities, prepayments and calls of available-for-sale debt securities	6,029	17,032
Purchases of available-for-sale debt securities	-	(133,052)
Net change in loans	(122,242)	(204,756)
Purchases of premises and equipment	(2,602)	(273)
Proceeds from sale of premises and equipment	78	3,370
Change in nonmarketable equity securities	(42)	9

Net cash used in investing activities	(130,487)	(304,107)

Financing Activities
Net change in deposits	162,172	219,865
Cash distributions	(4,391)	(3,275)
Shares purchased and retired for restricted stock units	(367)	(312)
Net settlement of stock options	480	283
Common stock issued for restricted stock units	1	-

Net cash provided by financing activities	157,895	216,561

Net Increase/(Decrease) in Cash and Due from Banks	60,375	(57,611)

Cash and Due from Banks, Beginning of Period	109,115	204,852

Cash and Due from Banks, End of Period	$169,490	$147,241

Supplemental Disclosure of Cash Flows Information
Interest paid	$26,899	$4,220
Income taxes paid	$10,612	$6,843
Dividends declared and not paid	$1,929	$1,092
Measurement period goodwill adjustment	$(146)	$(411)

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1:	Nature of Operations and Summary of Significant Accounting Policies

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts. Accrued interest receivable totaled $8.3 million and $7.2 million at September 30, 2023 and December 31, 2022, respectively, and was reported in interest receivable and other assets on the consolidated balance sheets. The Company has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Interest income is accrued on the unpaid principal balance using the simple-interest method on the daily balances of the principal amounts outstanding.

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

Loans That Do Not Share Risk Characteristics (Individually Analyzed)

Loans that do not share similar risk characteristics are evaluated on an individual basis. Loans deemed to be collateral dependent have differing risk characteristics and are individually analyzed to estimate the expected credit loss. A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is dependent on the operation or liquidation and sale of the underlying collateral. For collateral dependent loans where foreclosure is probable, the expected credit loss is measured based on the difference between the fair value of the collateral (less selling cost) and the amortized cost basis of the asset. For collateral dependent loans where foreclosure is not probable, the Company has elected the practical expedient allowed by ASC 326-20 to measure the expected credit loss under the same approach as those loans where foreclosure is probable. For loans with balances greater than $250,000, the fair value of the collateral is obtained through independent appraisal of the underlying collateral. For loans with balances less than $250,000, the Company has made a policy election to measure expected loss for these individual loans utilizing loss rates for similar loan types.

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

Beginning January 1, 2023, the Company evaluates its available-for-sale securities portfolio on a quarterly basis for potential credit-related impairment. The Company assesses potential credit impairment by comparing the fair value of a debt security to its amortized cost basis. If the fair value of a debt security is greater than the amortized cost basis, no impairment is recognized.  If the fair value is less than the amortized costs basis, the Company reviews the factors to determine if the impairment is credit-related or noncredit-related.  For debt securities the Company intends to sell or is more likely than not required to sell, before the recovery of their amortized cost basis, the difference between fair value and amortized cost is impaired and is recognized through earnings. For debt securities the Company does not intend to sell or is not more likely than not required to sell, prior to expected recovery of amortized cost basis, the credit portion of the impairment is recognized through earnings, with a corresponding entry to an allowance for credit losses, and the noncredit portion is recognized through accumulated other comprehensive loss.

Reclassifications

Certain reclassifications have been made to the 2022 consolidated financials statements to conform to classification used for September 30, 2023. These reclassifications had no impact on net income, shareholders’ equity or cash flows as previously reported.

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

Goodwill decreased $0 and $146,000 for the three and nine months September 30, 2023, respectively, related to tax provision adjustments.

As of the acquisition date, the Company evaluated $117.3 million of net loans ($118.5 million gross loans less $1.2 million discount) purchased in conjunction with the acquisition of Watonga Bancshares, Inc. in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs. As of September 30, 2023, the net loan balance of the ASC Topic 310-20 purchased loans is $52.4 million.

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

On March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, effectively eliminating reserve requirements for all depository institutions. There was no reserve requirement as of September 30, 2023.

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

The following table shows the computation of basic and diluted earnings per share:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2023	2022	2023	2022
(Dollars in thousands, except per share amounts)
Numerator
Net income	$7,853	$8,041	$27,206	$21,249

Denominator
Weighted-average shares outstanding for basic earnings per share	9,158,027	9,100,789	9,152,788	9,095,724
Dilutive effect of stock compensation (1)	115,568	108,965	109,215	99,204
Denominator for diluted earnings per share	9,273,595	9,209,754	9,262,003	9,194,928

Earnings per common share
Basic	$0.86	$0.88	$2.97	$2.34
Diluted	$0.85	$0.87	$2.94	$2.31

(1) The following have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented: Nonqualified stock options outstanding of 5,000 and 3,000 for the three month periods ended September 30, 2023 and 2022, respectively, and 5,000 and 3,000 for the nine month periods ended September 30, 2023 and 2022, respectively; Restricted stock units of 113,000 and 0 for the three month periods ended September 30, 2023 and 2022, respectively, and 156,186 and 0 for the nine month periods ended September 30, 2023 and 2022, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 5: Debt Securities

The following table summarizes the amortized cost and fair value of debt securities available-for-sale at September 30, 2023 and December 31, 2022 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale as of September 30, 2023
U.S. Federal agencies	$146	$-	$(6)	$140
Mortgage-backed securities(1)(2)	39,611	-	(5,531)	34,080
State and political subdivisions	27,707	-	(2,483)	25,224
U.S. Treasuries	106,032	-	(2,594)	103,438
Corporate debt securities	5,500	-	(1,244)	4,256
Total available-for-sale	178,996	-	(11,858)	167,138
Total debt securities	178,996	-	(11,858)	167,138

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale as of December 31, 2022
U.S. Federal agencies	$1,292	$-	$(150)	$1,142
Mortgage-backed securities(1)(2)	42,953	-	(4,879)	38,074
State and political subdivisions	30,632	-	(2,276)	28,356
U.S. Treasuries	104,940	-	(4,280)	100,660
Corporate debt securities	5,500	-	(567)	4,933
Total available-for-sale	185,317	-	(12,152)	173,165
Total debt securities	185,317	-	(12,152)	173,165

(1) All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities.
(2) Included in mortgage-backed securities is $25.37 million and $27.90 million of residential mortgage-backed securities and $14.25 million and $15.05 million of commercial mortgage-backed securities as of September 30, 2023 and December 31, 2022, respectively

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The amortized cost and estimated fair value of investment securities at September 30, 2023 and December 31, 2022, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of September 30, 2023
Due in one year or less	$104,150	$102,416
Due after one year through five years	16,153	14,875
Due after five years through ten years	18,920	15,638
Due after ten years	162	129
Mortgage-backed securities	39,611	34,080
Total available-for-sale	178,996	167,138

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of December 31, 2022
Due in one year or less	$2,133	$2,115
Due after one year through five years	118,108	113,415
Due after five years through ten years	21,495	19,030
Due after ten years	628	531
Mortgage-backed securities	42,953	38,074
Total available-for-sale	185,317	173,165

There was one holding of securities of issuers in an amount greater than 10% of stockholders equity at September 30, 2023, a U.S. Treasury note with a fair value of $98.35 million.

The following table presents a summary of realized gains and losses from the sale, prepayment and call of debt securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
Proceeds from sales, maturities, prepayments and calls	$1,831	$9,024	$6,029	$28,852
Gross realized gains on sales, prepayments and calls	-	-	-	10
Gross realized losses on sales, prepayments and calls	(7)	(10)	(15)	(137)
Total realized (losses), net	$(7)	$(10)	$(15)	$(127)

The following table details book value of pledged securities as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Book value of pledged securities	$21,322	$85,280

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table details gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022. As of September 30, 2023, the Company had the ability and intent to hold the debt securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased or acquired. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statements of comprehensive income.

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Available-for-sale as of September 30, 2023
U.S. Federal agencies	$-	$-	$140	$(6)	$140	$(6)
Mortgage-backed securities	-	-	34,080	(5,531)	34,080	(5,531)
State and political subdivisions(1)	753	(7)	24,471	(2,476)	25,224	(2,483)
U.S. Treasuries	-	-	103,438	(2,594)	103,438	(2,594)
Corporate debt securities	805	(195)	3,451	(1,049)	4,256	(1,244)
Total available-for-sale	$1,558	$(202)	$165,580	$(11,656)	$167,138	$(11,858)

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Available-for-sale as of December 31, 2022
U.S. Federal agencies	$1,142	$(150)	$-	$-	$1,142	$(150)
Mortgage-backed securities	38,074	(4,879)	-	-	38,074	(4,879)
State and political subdivisions	28,356	(2,276)	-	-	28,356	(2,276)
U.S. Treasuries	100,660	(4,280)	-	-	100,660	(4,280)
Corporate debt securities	4,933	(567)	-	-	4,933	(567)
Total available-for-sale	$173,165	$(12,152)	$-	$-	$173,165	$(12,152)

(1) Of our state and political subdivision securities, $22.49 million are rated BBB+ or better and $2.74 million are not rated.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6:	Loans and Allowance for Credit Losses

A summary of loans at September 30, 2023 and December 31, 2022, are as follows (dollars in thousands):

	September 30, 2023	December 31, 2022

Construction & development	$139,053	$163,203
1 - 4 family real estate	91,540	76,928
Commercial real estate - other	516,975	439,001
Total commercial real estate	$747,568	$679,132

Commercial & industrial	568,684	513,011
Agricultural	64,688	66,145
Consumer	14,993	14,949

Gross loans	1,395,933	1,273,237

Less allowance for credit losses	(20,649)	(14,734)
Less deferred loan fees	(3,156)	(2,781)

Net loans	$1,372,128	$1,255,722

Included in the commercial & industrial loan balances are $2.0 million and $2.6 million of loans that were originated under the SBA PPP program as of  September 30, 2023 and December 31, 2022, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Allowance for Credit Losses Methodology
On January 1, 2023, the Company adopted ASU 2016-13, which replaces the incurred loss methodology for determining its provision for credit losses and allowance for credit losses with an expected loss methodology that is referred to as the CECL model. See Note (1) for additional information regarding the factors that influenced the Company’s current estimate of expected credit losses. Upon adoption, the allowance for credit losses was increased by $250,000 and $500,000 for loans and unfunded commitments, respectively, with no impact to the consolidated statement of income. Subsequent to the adoption of ASU 2016-13, the Company recorded a $5.7 million and ($36,000) provision for credit losses related to loans and unfunded commitments, respectively, for the first nine months of 2023 utilizing the newly adopted CECL methodology.
The following table presents, by portfolio segment, the activity in the allowance for credit losses for the three months ended September 30, 2023 and 2022 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2023
Loans
Balance, beginning of period	$1,592	$1,116	$6,089	$6,712	$601	$267	$16,377
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	1	1
Net (charge-offs) recoveries	-	-	-	-	-	1	1

Provision (credit) for credit losses	(111)	30	640	3,718	8	(14)	4,271
Balance, end of period	$1,481	$1,146	$6,729	$10,430	$609	$254	$20,649

Unfunded Commitments
Balance, beginning of period	$227	$4	$14	$305	$24	$2	$576
Provision (credit) for credit losses	(69)	-	(6)	(25)	(13)	1	(112)
Balance, end of period	$158	$4	$8	$280	$11	$3	$464

Total Allowance for Credit Losses	$1,639	$1,150	$6,737	$10,710	$620	$257	$21,113

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2022
Balance, beginning of period	$1,792	$649	$3,216	$4,449	$558	$155	$10,819

Charge-offs	-	-	-	-	-	(19)	(19)
Recoveries	-	-	-	-	-	5	5

Net (charge-offs) recoveries	-	-	-	-	-	(14)	(14)

Provision (credit) for credit losses	466	150	746	829	137	20	2,348

Balance, end of period	$2,258	$799	$3,962	$5,278	$695	$161	$13,153

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents, by portfolio segment, the activity in the allowance for credit losses for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2023
Loans
Balance, beginning of period	$1,889	$890	$5,080	$5,937	$765	$173	$14,734
Impact of CECL adoption	44	(138)	(168)	716	(149)	(55)	250
Charge-offs	-	-	-	-	(7)	(16)	(23)
Recoveries	-	-	-	-	2	5	7
Net (charge-offs) recoveries	-	-	-	-	(5)	(11)	(16)

Provision (credit) for credit losses	(452)	394	1,817	3,777	(2)	147	5,681
Balance, end of period	$1,481	$1,146	$6,729	$10,430	$609	$254	$20,649

Unfunded Commitments
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-
Impact of CECL adoption	171	4	24	274	25	2	500
Provision (credit) for credit losses	(13)	-	(16)	6	(14)	1	(36)
Balance, end of period	$158	$4	$8	$280	$11	$3	$464

Total Allowance for Credit Losses	$1,639	$1,150	$6,737	$10,710	$620	$257	$21,113

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2022
Balance, beginning of period	$1,695	$630	$3,399	$3,621	$730	$241	$10,316

Charge-offs	-	-	-	-	-	(20)	(20)
Recoveries	-	-	-	-	-	14	14

Net (charge-offs) recoveries	-	-	-	-	-	(6)	(6)

Provision (credit) for credit losses	563	169	563	1,657	(35)	(74)	2,843

Balance, end of period	$2,258	$799	$3,962	$5,278	$695	$161	$13,153

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

The Company evaluates the definitions of loan grades and the allowance for credit losses methodology on an ongoing basis. No changes were made to either during the period ended September 30, 2023.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the amortized cost of the Company’s loan portfolio with the gross charge-offs for the nine months ended by year of origination based on internal rating category as of September 30, 2023 (dollars in thousands):

As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development
Grade
1 (Pass)	$26,403	$10,300	$4,857	$214	$104	$46	$96,336	$138,260
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	563	-	-	-	-	-	230	793
4 (Substandard)	-	-	-	-	-	-	-	-
Total construction & development	26,966	10,300	4,857	214	104	46	96,566	139,053
Current-period gross charge-offs	-	-	-	-	-	-	-	-
1 - 4 family real estate
Grade
1 (Pass)	31,511	27,605	14,110	4,540	1,847	1,141	10,786	91,540
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total 1 - 4 family real estate	31,511	27,605	14,110	4,540	1,847	1,141	10,786	91,540
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Commercial real estate - other
Grade
1 (Pass)	147,441	159,184	36,185	42,601	3,657	4,139	107,802	501,009
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	14,738	-	-	-	-	1,094	-	15,832
4 (Substandard)	-	-	-	-	-	134	-	134
Total commercial real estate - other	162,179	159,184	36,185	42,601	3,657	5,367	107,802	516,975
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Commercial and industrial
Grade
1 (Pass)	142,077	68,443	41,428	3,129	1,849	4,130	242,714	503,770
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	10,452	-	-	-	-	-	1,333	11,785
4 (Substandard)	42,744	7,963	112	12	-	-	2,298	53,129
Total commercial and industrial	195,273	76,406	41,540	3,141	1,849	4,130	246,345	568,684
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Agriculural
Grade
1 (Pass)	5,993	6,291	24,893	4,535	1,109	1,300	20,460	64,581
2 (Watch)	56	51	-	-	-	-	-	107
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total agriculural	6,049	6,342	24,893	4,535	1,109	1,300	20,460	64,688
Current-period gross charge-offs	-	7	-	-	-	-	-	7
Consumer
Grade
1 (Pass)	3,649	1,988	2,799	2,900	705	1,934	938	14,913
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	80	-	80
Total consumer	3,649	1,988	2,799	2,900	705	2,014	938	14,993
Current-period gross charge-offs	11	-	-	-	5	-	-	16
Total loans held for investment	$425,627	$281,825	$124,384	$57,931	$9,271	$13,998	$482,897	$1,395,933
Total current-period gross charge-offs	$11	$7	$-	$-	$5	$-	$-	$23

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

Aged Analysis of Past Due Loans Receivable

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	Past Due						Total Loans
	30–59 Days	60–89 Days	Greater than 90 Days	Total	Current	Total Loans	> 90 Days & Accruing

September 30, 2023
Construction & development	$-	$-	$-	$-	$139,053	$139,053	$-
1 - 4 family real estate	-	-	-	-	91,540	91,540	-
Commercial real estate - other	134	-	-	134	516,841	516,975	-
Commercial & industrial(1)	58	-	9,776	9,834	558,850	568,684	9,776
Agricultural	-	-	-	-	64,688	64,688	-
Consumer	123	-	80	203	14,790	14,993	80
Total	$315	$-	$9,856	$10,171	$1,385,762	$1,395,933	$9,856

December 31, 2022
Construction & development	$-	$-	$-	$-	$163,203	$163,203	$-
1 - 4 family real estate	-	-	-	-	76,928	76,928	-
Commercial real estate - other	-	617	-	617	438,384	439,001	-
Commercial & industrial(1)	21	-	9,923	9,944	503,067	513,011	9,923
Agricultural	4	-	-	4	66,141	66,145	-
Consumer	291	82	22	395	14,554	14,949	18
Total	$316	$699	$9,945	$10,960	$1,262,277	$1,273,237	$9,941
(1) The $9.78 million and $9.92 million that is greater than 90 days past due as of September 30, 2023 and December 31, 2022, respectively, consists of a single borrower that is well collateralized and for which collection is being diligently pursued.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Nonaccrual Loans

The following table presents information regarding nonaccrual loans as of September 30, 2023 (dollars in thousands):

		Recorded	Recorded
	Amortized	Investment	Investment	Total		Interest
	Cost	with No	with an	Recorded	Related	Income
	Basis	Allowance	Allowance	Investment	Allowance	Recognized
September 30, 2023
Construction & development	$-	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-	-
Commercial Real Estate - other	134	134	-	134	-	16
Commercial & industrial	41,109	14,378	26,731	41,109	3,115	2,609
Agricultural	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$41,243	$14,512	$26,731	$41,243	$3,115	$2,625

The following table presents impaired loans, prior to the adoption of ASU 2016-13, as of December 31, 2022 (dollars in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	with No	with an	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
December 31, 2022
Construction & development	$-	$-	$-	$-	$-	$21	$-
1 - 4 Family Real Estate	-	-	-	-	-	-	-
Commercial Real Estate - other	2,808	1,983	-	1,983	-	11,749	141
Commercial & industrial	19,882	18,882	133	19,015	133	11,773	1,214
Agricultural	-	-	-	-	-	14	-
Consumer	31	22	-	22	-	27	-
Total	$22,721	$20,887	$133	$21,020	$133	$23,584	$1,355

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the nine months ended September 30, 2023, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent. At a minimum, the estimated value of the collateral for loan equals the current book value.

The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows (dollars in thousands):

	Collateral Type
		Business			Specific
	Real Estate	Assets	Other Assets	Total	Allocation
September 30, 2023
Construction & development	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-
Commercial Real Estate - other	134	-	-	134	-
Commercial & industrial	-	43,237	9,776	53,013	3,000
Agricultural	-	-	-	-	-
Consumer	-	-	80	80	-
Total	$134	$43,237	$9,856	$53,227	$3,000

Loan Modifications to Troubled Borrowers

As part of the Company’s ongoing risk management practices, the Company attempts to work with borrowers when necessary to extend or modify loan terms to better align with their current ability to repay. Modifications could include extension of the maturity date, reductions of the interest rate, reduction or forgiveness of accrued interest, or principal forgiveness. Combinations of these modifications may also be made for individual loans. Extensions and modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. Principal reductions may be made in limited circumstances, typically for specific commercial loan workouts, and in the event of borrower bankruptcy. Each occurrence is unique to the borrower and is evaluated separately.

Troubled loans are considered those in which the borrower is experiencing financial difficulty. The assessment of whether a borrower is experiencing financial difficulty can be subjective in nature and management’s judgment may be required in making this determination. The Company may determine that a borrower is experiencing financial difficulty if the borrower is currently in default on any of its debt, or if it is probable that a borrower may default in the foreseeable future absent a modification. Many aspects of a borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Modifications to Borrowers Experiencing Financial Difficulty

The following tables present the amortized cost basis at the end of the reporting period of loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification made, as well as the financial effect of the modifications made as of September 30, 2023:

Term Extension and Payment Deferral
	Amortized Cost Basis	% of Total Class	Financial Effect

September 30, 2023
Construction & development	$-	-%
1 - 4 Family Real Estate	-	-
Commercial Real Estate - other	-	-
Commercial & industrial	26,615	4.6	Extended the maturity of loan by four months, and payment of principal and interest deferred until the sale of collateral
Agricultural	-	-
Consumer	-	-

Total	$26,615	4.6%

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table depicts the performance of loans that have been modified in the last 12 months:

	Current	30-89 Days Past Due	90+ Days Past Due	Non-Accruing

September 30, 2023
Construction & development	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-
Commercial Real Estate - other	-	-	-	-
Commercial & industrial	-	-	-	26,615
Agricultural	-	-	-	-
Consumer	-	-	-	-

Total	$-	$-	$-	$26,615

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I, and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2023, that the Company and Bank meet all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of September 30, 2023, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company’s and Bank’s actual capital amounts and ratios are presented in the following table as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	Actual		Minimum Capital Requirements		With Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2023
Total capital to risk-weighted assets
Company	$185,826	12.64%	$117,623	8.00%	$154,381	10.50%	N/A	N/A
Bank	185,773	12.64%	117,542	8.00%	154,273	10.50%	146,927	10.00%
Tier I capital to risk-weighted assets
Company	167,419	11.39%	88,218	6.00%	124,975	8.50%	N/A	N/A
Bank	167,379	11.39%	88,156	6.00%	124,888	8.50%	117,542	8.00%
CET I capital to risk-weighted assets
Company	167,419	11.39%	66,163	4.50%	102,921	7.00%	N/A	N/A
Bank	167,379	11.39%	66,117	4.50%	102,849	7.00%	95,503	6.50%
Tier I capital to average assets
Company	167,419	9.76%	68,634	4.00%	N/A	N/A	N/A	N/A
Bank	167,379	9.75%	68,644	4.00%	N/A	N/A	85,805	5.00%

As of December 31, 2022
Total capital to risk-weighted assets
Company	$158,158	12.41%	$101,990	8.00%	$133,862	10.50%	N/A	N/A
Bank	158,158	12.42%	101,909	8.00%	133,756	10.50%	$127,387	10.00%
Tier I capital to risk-weighted assets
Company	143,424	11.25%	76,493	6.00%	108,365	8.50%	N/A	N/A
Bank	143,424	11.26%	76,432	6.00%	108,279	8.50%	101,909	8.00%
CET I capital to risk-weighted assets
Company	143,424	11.25%	57,370	4.50%	89,241	7.00%	N/A	N/A
Bank	143,424	11.26%	57,324	4.50%	89,171	7.00%	82,801	6.50%
Tier I capital to average assets
Company	143,424	9.19%	62,460	4.00%	N/A	N/A	N/A	N/A
Bank	143,424	9.18%	62,489	4.00%	N/A	N/A	78,111	5.00%

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

As of September 30, 2023, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At September 30, 2023, approximately $66.3 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 8:	Related-Party Transactions

At September 30, 2023 and December 31, 2022, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties) approximating $209,000 and $132,000, respectively.

The Bank leases office and retail banking space in Oklahoma City and Woodward, Oklahoma from Central Park on Lincoln, LLC and Haines Realty Investments Company, LLC, respectively, both related parties of the Company.  Lease payments totaled $65,000 and $39,000 for the three months ended September 30, 2023 and 2022, respectively and $186,000 and $116,000 for the nine months ended September 30, 2023 and 2022, respectively. In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 9:	Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to the maximum legal limit with the Company matching up to 5% of the employee’s salary. Employer contributions charged to expense for the three months ended September 30, 2023 and 2022 totaled $93,000 and $74,000, respectively. Employer contributions charged to expense for the nine months ended September 30, 2023 and 2022 totaled $302,000 and $281,000, respectively.

Stock-Based Compensation

The Company adopted an equity incentive plan (the “Incentive Plan”) in September 2018. The Incentive Plan permits the grant of restricted stock units and nonqualified incentive stock options. The Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Incentive Plan for the three months ended September 30, 2023 and 2022 totaled $565,000 and $341,000, respectively. Compensation expense related to the Incentive Plan for the nine months ended September 30, 2023 and 2022 totaled $1.7 million and $1.1 million, respectively. There were 637,371 shares available for future grants as of September 30, 2023.

The Company grants to employees and directors restricted stock units (RSUs) which vest ratably over one, three, four, five, or eight years and stock options which vest ratably over four years.  All RSUs and stock options are granted at the fair value of the common stock at the time of the award. The RSUs are considered fixed awards as the number of shares and fair value are known at the date of grant and the fair value at the grant date is amortized over the vesting and/or service period.

The Company uses newly issued shares for granting RSUs and stock options.

The following table is a summary of the stock option activity under the Incentive Plan (dollar amounts in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Nine Months Ended September 30, 2023
Outstanding at December 31, 2022	251,550	$17.52
Options Granted	-	-
Options Exercised	26,986	17.83
Options Forfeited	(2,188)	-
Outstanding at September 30, 2023	222,376	17.51	5.90	$1,119,462
Exercisable at September 30, 2023	174,621	18.00	5.52	$787,299

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the period presented. There were no new grants for the nine months ended September 30, 2023.

For the Nine Months Ended
September 30, 2023
Risk-free interest rate	3.47%
Dividend yield	1.96%
Stock price volatility	34.92%
Expected term	7.01

The following table summarizes share information about RSUs for the nine months ended September 30, 2023 and 2022:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Nine Months Ended September 30, 2023
Outstanding at December 31, 2022	112,591	$19.15
Shares granted	163,311	29.76
Shares vested	(40,734)	19.04
Shares forfeited	(7,087)	27.34
End of the period balance	228,081	$26.51

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Nine Months Ended September 30, 2022
Outstanding at December 31, 2021	172,993	$19.02
Shares granted	3,000	4.03
Shares vested	(41,584)	17.93
Shares forfeited	(750)	22.13
End of the period balance	133,659	$19.01

As of September 30, 2023, there was approximately $4.9 million of unrecognized compensation expense related to 228,081 unvested RSUs and $201,000 of unrecognized compensation expense related to 222,376 unvested and/or unexercised stock options. The stock option expense is expected to be recognized over a weighted average period of 1.45 years, and the RSU expense is expected to be recognized over a weighted average period of 4.00 years.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2023 and December 31, 2022 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2023
Impaired loans (collateral- dependent)	$37,501	$-	$-	$37,501

December 31, 2022
Impaired loans (collateral- dependent)	$6,553	$-	$-	$6,553

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

The Company considers engineering reports or appraisals as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Values of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by executive management and loan administration. Values are reviewed for accuracy and consistency by executive management and loan administration. The ultimate collateral values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements(dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted- Average
September 30, 2023
Collateral-dependent impaired loans	$37,501	Appraisals from comparable assets	Estimated cost to sell	20%

December 31, 2022
Collateral-dependent impaired loans	$6,553	Appraisals from comparable assets	Estimated cost to sell	20%

The following table presents estimated fair values of the Company’s financial instruments not recorded at fair value at September 30, 2023 and December 31, 2022 (dollars in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
September 30, 2023

Financial Assets
Cash and due from banks	$169,490	$169,490	$-	$-	$169,490
Interest-bearing time deposits in other banks	17,182	-	17,182	-	17,182
Loans, net of allowance	1,372,128	-	1,331,087	37,501	1,368,588
Loans held for sale	1,143	-	1,143	-	1,143
Nonmarketable equity securities	1,251	-	1,251	-	1,251
Interest receivable	8,769	-	8,769	-	8,769

Financial Liabilities
Deposits	$1,593,572	$-	$1,591,894	$-	$1,591,894
Interest payable	1,334	-	1,334	-	1,334

December 31, 2022

Financial Assets
Cash and due from banks	$109,115	$109,115	$-	$-	$109,115
Interest-bearing time deposits in other banks	5,474	-	5,474	-	5,474
Loans, net of allowance	1,255,722	-	1,245,825	6,553	1,252,378
Nonmarketable equity securities	1,209	-	1,209	-	1,209
Interest receivable	8,124	-	8,124	-	8,124

Financial Liabilities
Deposits	$1,431,400	$-	$1,429,565	$-	$1,429,565
Interest payable	339	-	339	-	339

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

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at September 30, 2023 and December 31, 2022.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 11:	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets. The following summarizes those financial instruments with contract amounts representing credit risk as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Commitments to extend credit	$245,079	$198,027
Financial and performance standby letters of credit	2,148	1,043
	$247,227	$199,070

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

On January 1, 2023, the Company adopted ASU 2016-13, see Note (1) and Note (6). Upon adoption, the Company estimated an allowance for credit losses on off-balance sheet credit exposures, which resulted in recording a reserve for unfunded loan commitments of $500,000. The reserve for unfunded loan commitments totaled $464,000 and $0 at September 30, 2023 and December 31, 2022, respectively.

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

As of September 30, 2023, hospitality loans were 21% of gross total loans with outstanding balances of $292.8 million and unfunded commitments of $6.4 million; energy loans were 16% of gross total loans with outstanding balances of $223.5 million and unfunded commitments of $51.2 million.

The Company evaluates goodwill for potential goodwill impairment on an annual basis or more often based on consideration if any impairment indicators have occurred. A prolonged strain on the U.S. economy impacting the Company could result in goodwill being partially or fully impaired. At September 30, 2023, goodwill of $8.5 million was recorded on the consolidated balance sheet.

Note 13:	Subsequent Events

During the quarter ended September 30, 2023, the Company recorded a $3.0 million ACL reserve related to a single loan customer that filed for bankruptcy during the quarter. Subsequent to quarter end, the Company received further information and as a result believes that an additional corresponding reserve or charge-off will be recorded in the fourth quarter ended December 31, 2023. At this time management is not able to estimate this amount.

Also, in connection with this single loan customer that filed for bankruptcy during the quarter, on October 19, 2023, the Company’s board of directors approved the creation of a bank subsidiary for the purpose of acquiring and operating certain oil and gas assets of this customer.  The Company’s management submitted a bid to purchase said assets, which was accepted on October 31, 2023.  As of the date of the financial statements, this purchase transaction is in process and management expects the transaction to close in the fourth quarter ended December 31, 2023, for an estimated purchase price of $16 million.

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

As of September 30, 2023, we had total assets of $1.77 billion, gross loans of $1.39 billion, total deposits of $1.59 billion and total shareholders’ equity of $167.9 million.

Results of Operations

Performance Summary. For the third quarter of 2023, we reported a pre-tax income of $10.2 million, compared to pre-tax income of $10.4 million for the third quarter of 2022. For the first nine months of 2023, we reported a pre-tax income of $35.7 million, compared to pre-tax income of $27.9 million for the same period in 2022. For the third quarter of 2023, interest income increased by $10.0 million, or 46.2%, compared to the third quarter of 2022. For the first nine months of 2023, interest income increased by $35.9 million, or 67.3%, compared to the same period in 2022. For the third quarter of 2023, average total loans were $1.34 billion with loan yields of 8.52% as compared to average total loans of $1.21 billion with loan yields of 6.69% for the third quarter of 2022. For the first nine months of 2023, average total loans were $1.30 billion with loan yields of 8.34% as compared to average total loans of $1.10 billion with loan yields of 6.13% for the same period in 2022.

Our provision for credit losses for the third quarter of 2023 was $4.2 million, compared to $2.4 million for the same period of 2022. Our provision for credit losses for the first nine months of 2023 was $5.7 million, compared to $2.8 million for the same period in 2022.

During the third quarter 2023, we had a single loan customer file for bankruptcy, and as a result, we increased nonaccrual loans by $40.1 million and recorded an additional allowance for credit losses and provision for loan losses of $3.0 million.  See Note (6) and (13) for further disclosure and discussion.

Return on average equity was 18.89% for the third quarter of 2023, as compared to 23.72% for the third quarter of 2022. Return on average equity was 23.29% for first nine months of 2023, as compared to 21.54% for the same period in 2022.

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

	Net Interest Margin
	For the Three Months Ended September 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Short-term investments	$176,589	$2,062	4.63%	$99,751	$445	1.77%
Debt securities, taxable	151,174	699	1.83	163,699	690	1.67
Debt securities, tax exempt(1)	19,430	81	1.65	21,811	90	1.64
Loans held for sale	232	-	-	1,281	-	-
Total loans(2)	1,344,038	28,880	8.52	1,213,080	20,466	6.69
Total interest-earning assets	1,691,463	31,722	7.44	1,499,622	21,691	5.74
Noninterest-earning assets	23,407			23,197
Total assets	$1,714,870			$1,522,819

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$823,331	7,733	3.73%	$761,927	2,338	1.22%
Time deposits	292,235	3,243	4.40	152,910	308	0.80
Total interest-bearing deposits	1,115,566	10,976	3.90	914,837	2,646	1.15
Total interest-bearing liabilities	$1,115,566	10,976	3.90	$914,837	2,646	1.15

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$422,691			$463,882
Other noninterest-bearing liabilities	11,649			8,132
Total noninterest-bearing liabilities	434,340			472,014
Shareholders' equity	164,964			135,968
Total liabilities and shareholders' equity	$1,714,870			$1,522,819

Net interest income		$20,746			$19,045
Net interest spread			3.54%			4.59%
Net interest margin			4.87%			5.04%

(1)	Taxable-equivalent yield of 2.15% as of September 30, 2023, applying a 23.0% effective tax rate
(2)	Non-accrual loans of $41.2 million and $8.2 million as of September 30, 2023 and September 30, 2022, respectively, are included in loans.

For the third quarter of 2023 compared to the third quarter of 2022:
-	Interest income on total loans totaled $28.9 million, an increase of $8.4 million or 41.1%, due to an increase in average loans of $131.0 million, or 10.8%, and increased loan yields;
-	Loan yields totaled 8.52% compared to 6.69% for the same period in 2022, primarily due to the continued fed rate hikes; and
-	Net interest margin for the third quarter of 2023 was 4.87% compared to 5.04% for the third quarter of 2022.

	Net Interest Margin
	For the Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Short-term investments	$162,432	$5,668	4.67%	$139,133	$793	0.76%
Debt securities, taxable	152,702	2,106	1.84	142,913	1,625	1.52
Debt securities, tax exempt(1)	19,828	253	1.71	22,087	273	1.65
Loans held for sale	115	-	-	686	-	-
Total loans(2)	1,299,754	81,117	8.34	1,103,114	50,597	6.13
Total interest-earning assets	1,634,831	$89,144	7.29	1,407,933	53,288	5.06
Noninterest-earning assets	22,560			24,069
Total assets	$1,657,391			$1,432,002

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$812,962	20,346	3.35%	$699,670	3,351	0.64%
Time deposits	257,418	7,548	3.92	168,608	890	0.71
Total interest-bearing deposits	1,070,380	27,894	3.48	868,278	4,241	0.65
Total interest-bearing liabilities	$1,070,380	27,894	3.48	868,278	4,241	0.65

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$420,356			424,720
Other noninterest-bearing liabilities	10,496			7,128
Total noninterest-bearing liabilities	430,852			431,848
Shareholders' equity	156,159			131,876
Total liabilities and shareholders' equity	$1,657,391			$1,432,002

Net interest income		$61,250			$49,047
Net interest spread			3.81%			4.41%
Net interest margin			5.01%			4.66%

(1)	Taxable-equivalent yield of 2.24% as of September 30, 2023, applying a 23.7% effective tax rate
(2)	Non-accrual loans of $41.2 million and $8.2 million as of September 30, 2023 and September 30, 2022, respectively, are included in loans.

For the first nine months of 2023 compared to the same period in 2022:
-	Interest income on total loans totaled $81.2 million, an increase of $30.5 million or 60.3%, due to an increase in average loans of $196.6 million, or 17.8%, and increased loan yields;
-	Loan yields totaled 8.3% compared to 6.1% for the same period in 2022, primarily due to the continued fed rate hikes;
-	Interest income on debt securities totaled $2.4 million an increase of $461,000 or 24.3%, as a result of debt securities purchased during the first quarter of 2022; and
-	Net interest margin for the first nine months of 2023 was 5.01% compared to 4.66% for the same period in 2022.

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

	Analysis of Changes in Interest Income and Expenses
	For the Three Months Ended September 30, 2023 vs 2022
	Change due to:
	Volume(1)	Rate(1)	Interest Variance

	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$343	$1,274	$1,617
Debt securities	(63)	63	-
Total loans	2,208	6,206	8,414
Total increase (decrease) in interest income	2,488	7,543	10,031

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	189	5,206	5,395
Time deposits	281	2,654	2,935
Total interest-bearing deposits	470	7,860	8,330
Total increase (decrease) in interest expense	470	7,860	8,330

Increase (Decrease) in net interest income	$2,018	$(317)	$1,701

	Analysis of Changes in Interest Income and Expenses
	For the Nine Months Ended September 30, 2023 vs 2022

	Change due to:
	Volume(1)	Rate(1)	Interest Variance

	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$45	$4,830	$4,875
Debt securities	29	432	461
Total loans	3,038	27,482	30,520
Total increase (decrease) in interest income	3,112	32,744	35,856

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	183	16,812	16,995
Time deposits	159	6,499	6,658
Total interest-bearing deposits	342	23,311	23,653
Total increase (decrease) in interest expense	342	23,311	23,653

Increase (Decrease) in net interest income	$2,770	$9,433	$12,203

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

The following table summarizes the maturity distribution schedule with corresponding weighted average taxable equivalent yields of the debt securities portfolio at September 30, 2023. The following table presents securities at their expected maturities, which may differ from contractual maturities. The Company manages its debt securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds:

	As of September 30, 2023
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total

	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *
Available-for-sale	(Dollars in thousands)
U.S. Federal agencies	$32	2.39%	$108	2.93%	$-	0%	$-	0%	$140	2.81%
Mortgage-backed securities	-	1.22	10,403	1.31	2,359	1.54	21,318	1.70	34,080	1.57
State and political subdivisions	4,032	1.20	13,017	1.24	8,046	1.54	129	1.66	25,224	1.33
U.S. Treasuries	98,352	1.19	1,750	1.01	3,336	1.54	-	-	103,438	1.18
Corporate debt securities	-	-	-	-	4,256	1.54	-	-	4,256	3.36
Total	$102,416	1.19%	$25,278	1.26%	$17,997	1.91%	$21,447	1.70%	$167,138	1.36%
Percentage of total	61.28%		15.12%		10.77%		12.83%		100.00%

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

The Allowance as a percentage of loans was 1.48% at September 30, 2023 and 1.16% at December 31, 2022.

Noninterest Income

Noninterest income for the three months ended September 30, 2023 was $1.0 million compared to $840,000 for the same period in 2022, an increase of $167,000, or 19.9%. The following table sets forth the major components of our noninterest income for the three months ended September 30, 2023 and 2022:

	For the Three Months Ended
	September 30,
	2023	2022	$ Increase (Decrease)	% Increase (Decrease)

	(Dollars in thousands)
Noninterest income:
Mortgage lending income	$6	$134	$(128)	-95.52%
Loss on sales of available-for-sale debt securities	(7)	(10)	3	-30.00%
Service charges on deposit accounts	213	210	3	1.43%
Other income and fees	795	506	289	57.11%
Total noninterest income	$1,007	$840	$167	19.88%

Noninterest income for the nine months ended September 30, 2023 was $2.5 million compared to $2.2 million for the same period in 2022, an increase of $265,000, or 12.0%. The following table sets forth the major components of our noninterest income for the nine months ended September 30, 2023 and 2022:
	For the Nine Months Ended
	September 30,
	2023	2022	$ Increase (Decrease)	% Increase (Decrease)

	(Dollars in thousands)
Noninterest income:
Mortgage lending income	$172	$395	$(223)	-56.46%
Loss on sales of available-for-sale debt securities	(15)	(127)	112	-88.19%
Service charges on deposit accounts	647	678	(31)	-4.57%
Other income and fees	1,668	1,261	407	32.28%
Total noninterest income	$2,472	$2,207	$265	12.01%

Noninterest Expense

Noninterest expense for the three months ended September 30, 2023 was $7.4 million compared to $7.1 million for the same period in 2022, an increase of $257,000, or 3.6%. The following table sets forth the major components of our noninterest expense for the three months ended September 30, 2023 and 2022:

	For the Three Months Ended
	September 30,
	2023	2022	$ Increase (Decrease)	% Increase (Decrease)

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$4,910	$3,996	$914	22.87%
Furniture and equipment	254	390	(136)	-34.87%
Occupancy	662	614	48	7.82%
Data and item processing	424	522	(98)	-18.77%
Accounting, marketing, and legal fees	14	340	(326)	-95.88%
Regulatory assessments	279	551	(272)	-49.36%
Advertising and public relations	74	83	(9)	-10.84%
Travel, lodging and entertainment	85	94	(9)	-9.57%
Other expense	688	543	145	26.70%
Total noninterest expense	$7,390	$7,133	$257	3.60%

Salaries and employee benefits totaled $4.9 million for the third quarter of 2023 compared to $4.0 million for the same period in 2022, an increase of $914,000 or 22.9%.  This increase was attributable to overall increases in compensation to remain competitive.

Noninterest expense for the nine months ended September 30, 2023 was $22.4 million compared to $20.5 million for the same period in 2022, an increase of $1.9 million, or 9.3%. The following table sets forth the major components of our noninterest expense for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended
	September 30,
	2023	2022	$ Increase (Decrease)	% Increase (Decrease)

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$14,299	$12,148	$2,151	17.71%
Furniture and equipment	755	1,134	(379)	-33.42%
Occupancy	1,980	1,736	244	14.06%
Data and item processing	1,280	1,468	(188)	-12.81%
Accounting, marketing, and legal fees	491	782	(291)	-37.21%
Regulatory assessments	1,013	973	40	4.11%
Advertising and public relations	273	314	(41)	-13.06%
Travel, lodging and entertainment	255	216	39	18.06%
Other expense	2,068	1,745	323	18.51%
Total noninterest expense	$22,414	$20,516	$1,898	9.25%

Salaries and employee benefits totaled $14.3 million for the first nine months of 2023 compared to $12.1 million for the same period in 2022, an increase of $2.2 million or 17.7%.  This increase was attributable to overall increases in compensation to remain competitive.

Financial Condition

The following discussion of our financial condition compares September 30, 2023 and December 31, 2022.

Total Assets

Total assets increased $188.2 million, or 11.9%, to $1.77 billion as of September 30, 2023, compared to $1.58 billion as of December 31, 2022. The increase in total assets is primarily attributable to continued organic growth within our major metropolitan markets in Oklahoma City, Tulsa, and Texas.

Loan Portfolio

The following table presents the balance and associated percentage of each major category in our loan portfolio as of September 30, 2023 and December 31, 2022:

	As of September 30,		As of December 31
	2023		2022
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$139,053	10.0%	$163,203	12.8%
1-4 family real estate	91,540	6.6%	76,928	6.0%
Commercial real estate - other	516,975	37.0%	439,001	34.5%
Total commercial real estate	747,568	53.6%	679,132	53.3%

Commercial & industrial	568,684	40.7%	513,011	40.3%
Agricultural	64,688	4.6%	66,145	5.2%
Consumer	14,993	1.1%	14,949	1.2%
Gross loans	1,395,933	100.0%	1,273,237	100.0%
Less: unearned income, net	(3,156)		(2,781)
Total Loans, net of unearned income	1,392,777		1,270,456
Less: Allowance for credit losses	(20,649)		(14,734)
Net loans	$1,372,128		$1,255,722

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of September 30, 2023 and December 31, 2022, our gross loans were $1.40 billion and $1.27 billion, respectively.  Included in the commercial & industrial loan balances at September 30, 2023 and December 31, 2022, respectively, are $2.0 million and $2.6 million of loans that were originated under the SBA PPP program.

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

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of September 30, 2023
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$7,306	$68,731	$6,742	$42,350	$-	$13,589	$335	$-	$139,053
1-4 family real estate	10,760	11,164	39,491	19,148	28	5,435	5,514	-	91,540
Commercial real estate - other	46,278	77,209	153,640	206,163	137	21,946	11,602	-	516,975
Total commercial real estate	64,344	157,104	199,873	267,661	165	40,970	17,451	-	747,568

Commercial & industrial	15,460	331,247	41,492	166,400	3,452	10,013	620	-	568,684
Agricultural	13,063	25,091	9,185	13,165	59	1,254	2,871	-	64,688
Consumer	2,388	17	5,897	110	582	2,908	3,091	-	14,993
Gross loans	$95,255	$513,459	$256,447	$447,336	$4,258	$55,145	$24,033	$-	$1,395,933

	As of December 31, 2022
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$11,749	$81,002	$7,556	$57,439	$-	$1,160	$-	$4,297	$163,203
1-4 family real estate	10,550	12,664	24,741	15,782	314	6,606	-	6,271	76,928
Commercial real estate - other	2,680	59,870	131,105	207,819	6,635	17,146	-	13,746	439,001
Total commercial real estate	24,979	153,536	163,402	281,040	6,949	24,912	-	24,314	679,132

Commercial & industrial	43,823	234,573	60,275	159,571	3,745	10,390	-	634	513,011
Agricultural	1,798	17,514	8,767	33,270	469	980	140	3,207	66,145
Consumer	1,683	22	6,310	156	587	2,860	82	3,249	14,949
Gross loans	$72,283	$405,645	$238,754	$474,037	$11,750	$39,142	$222	$31,404	$1,273,237

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

The allowance was $20.6 million at September 30, 2023, compared to $14.7 million at December 31, 2022.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Nine Months Ended September 30,
	2023	2022
	(Dollars in thousands)
Balance at beginning of the period	$14,734	$10,316
Impact of CECL adoption	250	-
Provision for credit losses for loans	5,681	2,843
Charge-offs:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	-	-
Commercial & industrial	-	-
Agricultural	(7)	-
Consumer	(16)	(20)
Total charge-offs	(23)	(20)
Recoveries:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	-	-
Commercial & industrial	-	-
Agricultural	2	-
Consumer	5	14
Total recoveries	7	14
Net recoveries (charge-offs)	(16)	(6)
Balance at end of the period	$20,649	$13,153
Net recoveries (charge-offs) to average loans	0.00%	0.00%

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of September 30,		As of December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,481	7.2%	$1,889	12.8%
1-4 family real estate	1,146	5.5%	890	6.0%
Commercial real estate - Other	6,729	32.6%	5,080	34.5%
Commercial & industrial	10,430	50.6%	5,937	40.3%
Agricultural	609	2.9%	765	5.2%
Consumer	254	1.2%	173	1.2%
Total	$20,649	100.0%	$14,734	100.0%

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

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of September 30,	As of December 31,
	2023	2022
	(Dollars in thousands)
Nonaccrual loans	$41,243	$8,039
Accruing loans 90 or more days past due	9,856	9,941
Total nonperforming assets	$51,099	$17,980
Ratio of nonperforming loans to total loans	3.67%	1.42%
Ratio of nonaccrual loans to total loans	2.96%	0.63%
Ratio of allowance for credit losses to total loans	1.48%	1.16%
Ratio of allowance for credit losses to nonaccrual loans	50.07%	183.28%
Ratio of nonperforming assets to total assets	2.88%	1.13%

The following tables present an aging analysis of loans as of the dates indicated.

	As of September 30, 2023
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total past due loans	Current	Total loans

	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$139,053	$139,053
1-4 family real estate	-	-	-	-	-	91,540	91,540
Commercial real estate	134	-	-	-	134	516,841	516,975
Commercial & industrial	58	-	9,776	9,776	9,834	558,850	568,684
Agricultural	-	-	-	-	-	64,688	64,688
Consumer	123	-	80	80	203	14,790	14,993
Total	$315	$-	$9,856	$9,856	$10,171	$1,385,762	$1,395,933

	As of December 31, 2022
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Total loans

	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$163,203	$163,203
1-4 family real estate	-	-	-	-	-	76,928	76,928
Commercial real estate	-	617	-	-	617	438,384	439,001
Commercial & industrial	21	-	9,923	9,923	9,944	503,067	513,011
Agricultural	4	-	-	-	4	66,141	66,145
Consumer	291	82	22	18	395	14,554	14,949
Total	$316	$699	$9,945	$9,941	$10,960	$1,262,277	$1,273,237

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

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of September 30, 2023
	Pass	Watch	Special mention	Substandard	Total

	(Dollars in thousands)
Construction & development	$138,260	$-	$793	$-	$139,053
1-4 family real estate	91,540	-	-	-	91,540
Commercial real estate - Other	501,009	-	15,832	134	516,975
Commercial & industrial	503,770	-	11,785	53,129	568,684
Agricultural	64,581	107	-	-	64,688
Consumer	14,913	-	-	80	14,993
Total	$1,314,073	$107	$28,410	$53,343	$1,395,933

	As of December 31, 2022
	Pass	Watch	Special mention	Substandard	Total

	(Dollars in thousands)
Construction & development	$163,203	$-	$-	$-	$163,203
1-4 family real estate	76,928	-	-	-	76,928
Commercial real estate - Other	397,295	14,976	24,747	1,983	439,001
Commercial & industrial	493,412	-	584	19,015	513,011
Agricultural	65,857	288	-	-	66,145
Consumer	14,927	-	-	22	14,949
Total	$1,211,622	$15,264	$25,331	$21,020	$1,273,237

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

Total deposits as of September 30, 2023 and December 31, 2022 were $1.59 billion and $1.43 billion, respectively. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	As of September 30,		December 31,
	2023		2022
	Amount	Percentage of Total	Amount	Percentage of Total

	(Dollars in thousands)
Noninterest-bearing demand	$480,827	30.1%	$441,509	30.9%
Interest-bearing transaction deposits	722,301	45.3%	669,852	46.8%
Savings deposits	133,198	8.4%	136,537	9.5%
Time deposits ($250,000 or less)	168,371	10.6%	140,929	9.8%
Time deposits (more than $250,000)	88,875	5.6%	42,573	3.0%
Total interest-bearing deposits	1,112,745	69.9%	989,891	69.1%
Total deposits	$1,593,572	100.0%	$1,431,400	100.0%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of September 30, 2023 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits ($250,000 or less)	$64,130	$44,202	$45,618	$14,421	$168,371
Time deposits (more than $250,000)	26,218	30,753	10,404	21,500	88,875
Total time deposits	$90,348	$74,955	$56,022	$35,921	$257,246

	As of December 31, 2022 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits ($250,000 or less)	$58,184	$25,333	$38,844	$18,568	$140,929
Time deposits (more than $250,000)	12,292	5,579	17,001	7,701	42,573
Total time deposits	$70,476	$30,912	$55,845	$26,269	$183,502

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

As of September 30, 2023, we had no unsecured fed funds lines with correspondent depository institutions with no amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $146.6 million as of September 30, 2023 and $129.2 million as of December 31, 2022.

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

As of September 30, 2023, the Bank was in compliance with all applicable regulatory requirements and categorized as “well-capitalized” under the prompt corrective action frame work.  There have been no conditions or events since September 30, 2023 that management believes would change this classification. The table below presents our applicable capital requirements, as well as our capital ratios as of September 30, 2023 and December 31, 2022. The Company exceeded all regulatory capital requirements and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. As of September 30, 2023, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

	Actual		With Capital Conservation Buffer		Minimum to be "Well-Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2023
Total capital (to risk-weighted assets)
Company	$185,826	12.64%	$154,381	10.50%	N/A	N/A
Bank	185,773	12.64%	154,273	10.50%	$146,927	10.00%
Tier 1 capital (to risk-weighted assets)
Company	167,419	11.39%	124,975	8.50%	N/A	N/A
Bank	167,379	11.39%	124,888	8.50%	117,542	8.00%
CET 1 capital (to risk-weighted assets)
Company	167,419	11.39%	102,921	7.00%	N/A	N/A
Bank	167,379	11.39%	102,849	7.00%	95,503	6.50%
Tier 1 capital (to average assets)
Company	167,419	9.76%	N/A	N/A	N/A	N/A
Bank	167,379	9.75%	N/A	N/A	85,805	5.00%
	Actual		With Capital Conservation Buffer		Minimum to be "Well-Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2022
Total capital (to risk-weighted assets)
Company	$158,158	12.41%	$133,862	10.50%	N/A	N/A
Bank	158,158	12.42%	133,756	10.50%	$127,387	10.00%
Tier 1 capital (to risk-weighted assets)
Company	143,424	11.25%	108,365	8.50%	N/A	N/A
Bank	143,424	11.26%	108,279	8.50%	101,909	8.00%
CET 1 capital (to risk-weighted assets)
Company	143,424	11.25%	89,241	7.00%	N/A	N/A
Bank	143,424	11.26%	89,171	7.00%	82,801	6.50%
Tier 1 capital (to average assets)
Company	143,424	9.19%	N/A	N/A	N/A	N/A
Bank	143,424	9.18%	N/A	N/A	78,111	5.00%

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased $23.8 million as of September 30, 2023 to $167.9 million, compared to $144.1 million as of December 31, 2022.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of September 30, 2023, and December 31, 2022:

	Payments Due as of September 30, 2023
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$1,336,326	$-	$-	$-	$1,336,326
Time deposits	221,325	34,753	1,168	-	257,246
Operating lease commitments	380	768	369	1,088	2,605
Total contractual obligations	$1,558,031	$35,521	$1,537	$1,088	$1,596,177

	Payments Due as of December 31, 2022
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$1,245,798	$-	$-	$-	$1,245,798
Time deposits	157,233	26,002	267	-	183,502
Operating lease commitments	532	815	453	530	2,330
Total contractual obligations	$1,403,563	$26,817	$720	$530	$1,431,630

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

The following table summarizes commitments as of the dates presented.

	September 30,	December 31,
	2023	2022
	(Dollars in thousands)
Commitments to extend credit	$245,079	$198,027
Standby letters of credit	2,148	1,043
Total	$247,227	$199,070

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of our unaudited condensed consolidated financial statements as of September 30, 2023.

Allowance for Credit Losses

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

Goodwill and Intangibles

Intangible assets totaled $1.1 million and goodwill, net of accumulated amortization, totaled $8.5 million for the nine months ended September 30, 2023, compared to intangible assets of $1.3 million and goodwill of $8.6 million for the year ended December 31, 2022.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	September 30 ,		December 31,
	2023		2022
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+400	19.59%	19.89%	13.41%	20.90%
+300	15.67%	19.00%	9.96%	20.13%
+200	11.74%	18.05%	6.50%	19.17%
+100	7.76%	16.99%	2.99%	18.04%
Base	3.53%	15.86%	-0.77%	16.91%
-100	-1.33%	14.50%	-4.82%	15.25%

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

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2023 of our disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, such controls.

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

As of September 30, 2023, our Regulatory CRE represented 294.00% of our total Bank capital and our construction, land development and other land loans represented 74.85% of our total Bank capital, as compared to 304.72% and 101.20% as of December 31, 2022, respectively. During the prior 36-month period, our Regulatory CRE has decreased 48.34%. We are actively working to manage our Regulatory CRE concentration, and we believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance. We utilize enhanced CRE monitoring techniques as expected by banking regulators as our concentrations have approached or exceeded the regulatory guidance. Nevertheless, the Federal Reserve could become concerned about our CRE loan concentrations, and it could limit our ability to grow by restricting its approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities, or by requiring us to raise additional capital, reduce our loan concentrations or undertake other remedial actions.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 28, 2021, the Company’s Board of Directors approved a repurchase plan that authorizes up to 750,000 shares of the Company’s common stock. Stock repurchases under the stock repurchase plan will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management.  The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase plans do not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under these plans will be retired subsequent to acquisition. During the nine months ended September 30, 2023, there were no shares purchased under the Company’s repurchase plan.

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

BANK7 CORP.

DATED: November 9, 2023	By: /s/ Thomas L. Travis
Thomas L. Travis
Vice Chairman and Chief Executive Officer

DATED: November 9, 2023	By: /s/ Kelly J. Harris
Kelly J. Harris
Executive Vice President and Chief Financial Officer