Form 10-K
period 2023-12-31
Bank7 Corp.
filed 2024-03-25
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023.
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
Emerging growth company ☐

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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $95,064,430 based on the closing sale price reported on the NASDAQ Global Market Select System.

As of March 25, 2024, the registrant had 9,238,206 shares of common stock, par value $0.01, outstanding.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 15, 2024 are incorporated into Part III of this Annual Report on Form 10-K.

Item 1.   Business

Company Overview

We are Bank7 Corp., a bank holding company headquartered in Oklahoma City, Oklahoma. Through our wholly-owned subsidiary, Bank7, we operate twelve full-service branches in Oklahoma, Texas, and Kansas. We were formed in 2004 in connection with our acquisition of First National Bank of Medford, which was renamed Bank7 (the “Bank”).  We are focused on serving business owners and entrepreneurs by delivering fast, consistent and well-designed banking solutions. As of December 31, 2023, we had total assets of $1.77 billion, total loans of $1.36 billion, total deposits of $1.59 billion and total shareholders’ equity of $170.3 million.

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

The Bank has a particular focus in the following loan categories (i) commercial real estate lending, (ii) hospitality lending, (iii) energy lending, and (iv) commercial and industrial lending.  Although it is a small segment of the Bank, we also provide consumer lending services to individuals for personal and household purposes, including secured and unsecured term loans and home improvement loans.  Consumer lending services include (i) residential real estate loans and mortgage banking services, (ii) personal lines of credit, (iii) loans for the purchase of automobiles, and (iv) other installment loans.

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

Cost Discipline and Efficiency

We constantly monitor expenditures, and, when appropriate, we use automation, technology and repeatable processes to drive profitability. The Bank operates as few branches as practical, and the branches we do operate are smaller and more cost efficient than a traditional branch. As we continue to grow, we expect our utilization of automation, technology, and repeatable processes will continue to drive efficiencies throughout the Bank. Combining talented people with process automation will enable us to scale even further, and will also enable us to deliver consistently superior customer service.

Organic Growth

Much of our historic asset growth has been driven organically and within our current markets, particularly the Dallas/Fort Worth metropolitan area, Oklahoma City, and Tulsa. Although our expansion with brick and mortar branches will be limited, we believe operating strategically placed branches will be important, and therefore we will continue to selectively build our presence in key markets. We currently operate twelve branches. We also intend to continually enhance our internet and mobile banking products to remain competitive in the marketplace.

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

Human Capital

Our corporate culture is defined by core values which include integrity, accountability, professionalism, community-focus and efficiency. As of December 31, 2023, we had 123 full time employees. We value our employees by investing in competitive compensation and benefit packages and fostering a team environment centered on professional service and open communication. Attracting, retaining and developing qualified, engaged employees who embody these values are crucial our success. We offer all of our employees a comprehensive benefits package that includes medical, dental and vision insurance, a flexible spending plan, group life insurance, short-term and long-term disability insurance, a traditional 401(k) Plan, competitive paid time off/paid holidays, and competitive incentives.

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

Supervision and Regulation

The following is a general summary of the material aspects of certain statutes and regulations that are applicable to us. These summary descriptions are not complete and are subject to many exceptions. Please refer to the full text of the statutes, regulations, and corresponding guidance for more information. These statutes and regulations are subject to change, and additional statutes, regulations, and corresponding guidance may be adopted. We are unable to predict future changes or the effects, if any, that these changes could have on our business or our revenues.

General

We are extensively regulated under U.S. federal and state law. As a result, our growth and earnings may be affected not only by management decisions and general economic conditions, but also by federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Oklahoma Banking Department (“OBD”), the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service (“IRS”) and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the Securities and Exchange Commission (“SEC”) and state securities authorities and Anti-Money Laundering (“AML”) laws enforced by the U.S. Department of the Treasury (“Treasury”) also impact our business.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of banks, their holding companies and their affiliates. These laws are intended primarily for the protection of depositors, customers and the Depositor Insurance Fund of the FDIC (“DIF”) rather than for shareholders. Federal and state laws, and the related regulations of the bank regulatory agencies, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates. the payment of dividends and redemption of securities.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can affect the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management’s ability and performance, earnings, liquidity sensitivity to market risk and various other factors. These regulatory agencies have broad discretion to impose restrictions and limitations on the operations of a regulated entity and exercise enforcement powers over a regulated entity (including terminating deposit insurance, imposing orders, fines and other civil and criminal penalties, removing officers and directors and appointing supervisors and conservators) where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

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

As of December 31, 2023, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

Prompt Corrective Action

The Federal Deposit Insurance Act requires federal banking agencies to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. For purposes of prompt corrective action, the law establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier depends on its capital levels and certain other factors established by regulation. Under the applicable FDIC regulations, an institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a CET1 ratio of 6.5% or greater and a leverage ratio of 5.0% or greater.

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

As of December 31, 2023, the Bank met the requirements for being deemed “well-capitalized” for purposes of the prompt corrective action regulations.

The Company

General. As a bank holding company, the Company is subject to regulation and supervision by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve.  The Company is required to file with the Federal Reserve periodic reports of its operations and such additional information as the Federal Reserve may require.

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

Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. Federal law also generally prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator.

Permitted Activities. The BHCA generally prohibits the Company from controlling or engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; and providing certain stock brokerage and investment advisory services. The BHCA generally does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies. The Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuing such activity, ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

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

Safe and Sound Banking Practices. Bank holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or that constitute a violation of law or regulations. Under certain conditions the Federal Reserve may conclude that certain actions of a bank holding company, such as a payment of a cash dividend, would constitute an unsafe and unsound banking practice. The Federal Reserve also has the authority to regulate the debt of bank holding companies, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances the Federal Reserve may require a bank holding company to file written notice and obtain approval prior to purchasing or redeeming the bank holding company’s equity securities, unless certain conditions are met.

Dividend Payments, Stock Redemptions and Repurchases. The Company’s ability to pay dividends to its shareholders is affected by both general corporate law considerations and the regulations and policies of the Federal Reserve applicable to bank holding companies, including the Basel III Capital Rules.

Generally, an Oklahoma corporation may pay dividends out of surplus or, if there is no surplus, out of the corporation’s net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  However, if the capital of the corporation has been diminished to an amount less than the aggregate amount of capital represented by preferred stock, if any, dividends may not be declared and paid out of any such net profits until the deficiency in the amount of capital represented by the preferred stock has been restored.

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

The OBD supervises and regulates all areas of the Bank’s operations including, without limitation, the making of loans, the issuance of securities, the conduct of the Bank’s corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of banking offices. The Federal Reserve is the Bank’s primary federal regulatory agency, and periodically examines the Bank’s operations and financial condition and compliance with federal law. In addition, the Bank’s deposit accounts are insured by the DIF, and the FDIC has certain enforcement powers over the Bank.

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

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. The amount of such premiums is determined by multiplying the institution’s assessment rate by its assessment base. The assessment rate is based on the institution’s risk classification which is assigned based on the institution’s capital levels and the level of supervisory concern the institution poses to the regulators. The assessment base is calculated as the institution’s average consolidated total assets minus average tangible equity.

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

Examination Assessments. Oklahoma-chartered banks are required to pay an annual fee of $1,000 to the OBD to fund its operations. In addition, Oklahoma-chartered banks are charged an examination assessment calculated based on the amount of the Bank’s assets at rates established by the Oklahoma Banking Board. During the year ended December 31, 2023, the Bank paid examination assessments to the OBD totaling $197,000.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2023.

Transactions with Affiliates. The Bank is subject to sections 23A and 23B of the Federal Reserve Act (the “Affiliates Act”), and the Federal Reserve’s implementing Regulation W. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Accordingly, transactions between the Company, the Bank and any non-bank subsidiaries will be subject to a number of restrictions. The Affiliates Act imposes restrictions and limitations on the Bank from making extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investment in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions and limitations prevent the Company or other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Furthermore, such secured loans and investments by the Bank to or in the Company or to or in any other non-banking affiliate are limited, individually, to 10% of the Bank’s capital and surplus, and such transactions are limited in the aggregate to 20% of the Bank’s capital and surplus. All such transactions, as well as contracts entered into between the Bank and affiliates, must be on terms that are no less favorable to the Bank than those that would be available from non-affiliated third parties. Federal Reserve policies also forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit.

Loans to Directors, Executive Officers and Principal Shareholders. The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under the Federal Reserve’s Regulation O, as well as the Sarbanes-Oxley Act. These statutes and regulations impose limits the amount of loans the Bank may make to directors and other insiders and require that the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank, that the Bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with the Company or the Bank; and that the loans must not involve a greater than normal risk of non-payment or include other features not favorable to the Bank. Furthermore, the Bank must periodically report all loans made to directors and other insiders to the bank regulators. As of December 31, 2023, the Bank had one line of credit for loans to an insider with a maximum credit of $500,000 and an outstanding balance of $203,000; as of December 31, 2023, the Bank had no other loans outstanding to insiders.

Limits on Loans to One Borrower. As an Oklahoma state-chartered bank, the Bank is subject to limits on the amount of loans it can make to one borrower. With certain limited exceptions, loans and extensions of credit from Oklahoma state-chartered banks outstanding to any borrower (including certain related entities of the borrower) at any one time may not exceed 30% of the capital, less intangible assets, of the bank. An Oklahoma state-chartered bank may lend an additional amount if the loan is fully secured by certain types of collateral, like bonds or notes of the United States. Certain types of loans are exempted from the lending limits, including loans secured by segregated deposits held by the bank. The Bank’s legal lending limit to any one borrower was $55.5 million as of December 31, 2023.

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

Federal Banking Agency Incentive Compensation Guidance

The federal bank regulatory agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (1) balanced risk-taking incentives; (2) compatibility with effective controls and risk management; and (3) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, the Basel III capital rules limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. Although the federal bank regulatory agencies proposed additional rules in 2016 related to incentive compensation for all banks with more than $1.0 billion in assets, which would include the Company and the Bank, those rules have not been finalized and the scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.

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

As of December 31, 2023, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in our markets and the substantial majority of our secured loans were secured by collateral located in our markets.  Accordingly, we are exposed to risks associated with a lack of geographic diversification as any regional or local economic downturn that affects our markets, our existing or prospective borrowers, or property values in our markets may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.

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

The energy industry is a significant sector in our Oklahoma market, and to a lesser extent, Kansas and the Dallas/Fort Worth metropolitan area. A downturn or lack of growth in the energy industry and energy-related business, including sustained low oil or gas prices or the failure of oil or gas prices to rise in the future, could adversely affect our business, financial condition and results of operations. As of December 31, 2023, our energy loans, which include loans to exploration and production companies, midstream companies, purchasers of mineral and royalty interests and service providers totaled $190.6 million, or 14.0% of total loans, as compared to $182.8 million, or 14.4% of total loans as of December 31, 2022. In addition to our direct exposure to energy loans, we also have indirect exposure to energy prices, as some of our non-energy customers' businesses are directly affected by volatility with the oil and gas industry and energy prices and otherwise are dependent on energy-related businesses. As of December 31, 2023, we had $55.1 million in unfunded commitments to borrowers in the oil and gas industry.

We have credit exposure to the hospitality industry.

The Company has loan exposure to the hospitality industry, primarily through loans made to construct or finance the operation of hotels. At December 31, 2023, this exposure was approximately $298.5 million, or 21.9%, of the total loan portfolio, along with an additional $5.7 million in unfunded debt, as compared to $244.3 million, or 19.2%, of the total loan portfolio, along with an additional $15.5 million in unfunded debt as of December 31, 2022. The hospitality industry is subject to changes in the travel patterns of business and leisure travelers, both of which are affected by the strength of the economy, as well as other factors. The performance of the hospitality industry has traditionally been closely linked with the performance of the general economy and, specifically, growth in gross domestic product. Changes in travel patterns of both business and leisure travelers, particularly during periods of economic contraction or low levels of economic growth, may create difficulties for the industry over the long-term. Although we have made a large portion of our hospitality loans to long-term, well-established hotel operators in strategic locations, a general downturn in the supply growth of such markets or hotel occupancy or room rates could negatively impact the borrowers’ ability to repay. A significant loss in this portfolio could materially and adversely affect the Company’s financial condition and results of operations.

We have a concentration in commercial real estate lending that could cause our regulators to restrict our ability to grow.

As a part of their regulatory oversight, the federal regulators have issued guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices, or the CRE Concentration Guidance, with respect to a financial institution’s concentrations in CRE lending activities. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of total capital; or (2) total CRE loans as defined in this guidance, or Regulatory CRE, represent 300% or more of total capital, and the institution’s Regulatory CRE has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidance, loans secured by owner occupied CRE are not included for purposes of the CRE concentration calculation. As of December 31, 2023, our Regulatory CRE represented 290.69% of our total Bank capital and our construction, land development and other land loans represented 73.97% of our total Bank capital, as compared to 304.72% and 101.20% as of December 31, 2022, respectively. During the prior 36-month period, our Regulatory CRE has decreased 53.10%. We are actively working to manage our Regulatory CRE concentration, and we believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance. We utilize enhanced CRE monitoring techniques as expected by banking regulators as our concentrations have approached or exceeded the regulatory guidance. Nevertheless, the Federal Reserve could become concerned about our CRE loan concentrations, and it could limit our ability to grow by restricting its approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities, or by requiring us to raise additional capital, reduce our loan concentrations or undertake other remedial actions.

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

As of December 31, 2023, we had approximately $1.35 billion of commercial purpose loans, which include general commercial, energy, agricultural, and CRE loans, representing approximately 98.9% of our gross loan portfolio. Commercial purpose loans are often larger and involve greater risks than other types of lending. Because payments on these loans are often dependent on the successful operation or development of the property or business involved, their repayment is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy.

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

As of December 31, 2023, our 20 largest borrowing relationships ranged from approximately $16.7 million to $38.7 million (including unfunded commitments) and totaled approximately $533.1 million in total commitments (representing, in the aggregate, 32.8% of our total outstanding commitments as of December 31, 2023). Each of the loans associated with these relationships has been underwritten in accordance with our underwriting policies and limits. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this concentration of borrowers presents a risk that, if one or more of these relationships were to become delinquent or suffer default, we could be exposed to material losses. The allowance for credit losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if these loans are adequately collateralized, an increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.

At December 31, 2023, our 20 largest deposit relationships accounted for 24.0% of our total deposits. Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of withdrawals of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, which would adversely affect our results of operations. Under applicable regulations, if the Bank were no longer “well capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC.

A substantial portion of our loan portfolio consists of loans maturing within one year, and there is no guarantee that these loans will be replaced upon maturity or renewed on the same terms or at all.

As of December 31, 2023, approximately 40.0% of our gross loans were maturing within one year, compared to approximately 37.6% of our gross loans that were maturing within one year as of December 31, 2022. As a result, we will either need to renew or replace these loans during the course of the year. There is no guarantee that these loans will be originated or renewed by borrowers on the same terms or at all, as demand for such loans may decrease. Furthermore, there is no guarantee that borrowers will qualify for new loans or that existing loans will be renewed by us on the same terms or at all, as collateral values may be insufficient or the borrowers’ cash flow may be materially less than when the loan was initially originated. This could result in a significant decline in the size of our loan portfolio.

Our allowance for Credit losses may not be adequate to cover our actual credit losses, which could adversely affect our earnings.

We maintain an allowance for credit losses in an amount that we believe is appropriate to provide for losses inherent in the portfolio.  While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses but that have not been identified as nonperforming or potential problem loans.  We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets or that we will be able to limit losses on those loans that are identified.  As a result, future additions to the allowance may be necessary.  Additionally, future additions may be required based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions or as a result of incorrect assumptions by management in determining the allowance.  Federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for credit losses.  These regulatory agencies may require us to increase our provision for credit losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours.  Any increase in the allowance for credit losses could have a negative effect on our financial condition and results of operations.  Commercial and commercial real estate loans comprise a significant portion of our total loan portfolio.  These types of loans typically are larger than residential real estate loans and other consumer loans.  Because our loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming assets.  An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the allowance for credit losses, or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

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

Rising interest rates in prior periods have increased interest expense, which in turn has adversely affected net interest income, and may do so in the future if the Federal Reserve raises rates as anticipated. In a rising interest rate environment, competition for cost-effective deposits increases, making it more costly to fund loan growth. In addition, a rising rate environment could cause mortgage and mortgage warehouse lending volumes to substantially decline. Any rapid and unexpected volatility in interest rates creates uncertainty and potential for unexpected material adverse effects. The Company actively monitors and manages the balances of maturing and repricing assets and liabilities to reduce the adverse impact of changes in interest rates, but there can be no assurances that the Company can avoid all material adverse effects that such interest rate changes may have on the Company's net interest margin and overall financial condition.

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

As of December 31, 2023, approximately $1.33 billion, or 83.9%, of our deposits consisted of demand, savings, money market and negotiable order of withdrawal, or NOW, accounts. Approximately $256.8 million of the remaining balance of deposits consists of certificates of deposit, of which approximately $224.8 million, or 87.6% of remaining deposits, was due to mature within one year. Based on our experience, we believe that our savings, money market and non-interest-bearing accounts are relatively stable sources of funds. Historically, a majority of non-brokered certificates of deposit are renewed upon maturity as long as we pay competitive interest rates. Many of these customers are, however, interest-rate conscious and may be willing to move funds into higher-yielding investment alternatives. Our ability to attract and maintain deposits, as well as our cost of funds, has been, and will continue to be significantly affected by general economic conditions. In addition, as market interest rates rise, we will have competitive pressure to increase the rates we pay on deposits. If we increase interest rates paid to retain deposits, our earnings may be adversely affected.

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

Inflation reached a near 40-year high in late 2021, and high levels of inflation persisted during 2022 and 2023, and may continue in 2024. The U.S. Bureau of Labor Statistics reported that the 12-month percent change in the Consumer Price Index for All Urban Consumers (not seasonally adjusted) for all items was 3.4% for December 2022 to December 2023, 6.5% for December 2021 to December 2022, 7.0% for December 2020 to December 2021, 1.4% for December 2019 to December 2020, and 2.3% for December 2018 to December 2019.  Inflationary pressures are currently expected to remain elevated throughout 2024.

Small to medium -sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses.  Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.  When the rate of inflation accelerates, there is an erosion of consumer and customer purchasing power. Accordingly, this could impact our business by reducing our tolerance for extending credit, and our customer’s desire to obtain credit, or causing us to incur additional provisions for credit losses resulting from a possible increased default rate.  Inflation may lead to lower loan re-financings.  Furthermore, a prolonged period of inflation could cause wages and other costs to further increase which could adversely affect our results of operations and financial condition.

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

We operate in a highly regulated environment and are subject to regulation, supervision and examination by a number of governmental regulatory agencies, including the Federal Reserve, the OBD, and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors, customers and the DIF, rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, dividend payments and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. Following examinations, we may be required, among other things, to change our asset valuations or the amounts of required credit loss allowances or to restrict our operations, as well as increase our capital levels, which could adversely affect our results of operations. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements may add costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve, significantly affect credit conditions. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business operations and adversely impact our financial performance.

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

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share non-public personal information about our customers with non-affiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with non-affiliated third parties (with certain exceptions) and (iii) requires we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. Bank are required to notify their regulators within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.” This could increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level by the Federal Trade Commission, as well as at the state level.

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

Our principal shareholders (collectively, the “Haines Family Trusts”) have the benefit of certain registration rights covering all of their shares of our common stock pursuant to the registration rights agreement that we entered into with the Haines Family Trusts in connection with our initial public offering. Sales of a substantial number of these shares in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline or to be lower than it might otherwise be. In addition, as of December 31, 2023 approximately 56.7% of our outstanding common stock is beneficially owned by our principal shareholders, executive officers and directors. The substantial amount of common stock that is owned by and issuable to our principal shareholders, executive officers and directors may adversely affect our share price, our share price volatility and the development and persistence of an active and liquid trading market. The sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

We are controlled by trusts established for the benefit of members of the Haines family, whose interests may not coincide with our other shareholders.

As of December 31, 2023, the Haines Family Trusts control approximately 50.5% of our common stock. So long as the Haines Family Trusts continue to control more than 50% of our outstanding shares of common stock, they will have the ability, if they vote in the same manner, to determine the outcome of all matters requiring shareholder approval, including the election of directors, the approval of mergers, material acquisitions and dispositions and other extraordinary transactions, and amendments to our certificate of incorporation, bylaws and other corporate governance documents. In addition, this concentration of ownership may delay or prevent a change in control of our Company and make some transactions more difficult or impossible without the support of the Haines Family Trusts. The Haines Family Trusts also have certain rights, such as registration rights, that our other shareholders do not have. In any of these matters, the interests of the Haines Family Trusts may differ from or conflict with our interests as a company or the interests of other shareholders. Accordingly, the Haines Family Trusts could influence us to enter into transactions or agreements that other shareholders would not approve or make decisions with which other shareholders may disagree.

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

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 1C.   Cybersecurity

Risk Management and Strategy

We outsource substantially all of our IT functions, including cybersecurity, through BankOnIT, LLC (“BankOnIT”), a third-party banking technology service provider. BankOnIT provides significant resources to identify, assess and manage risks from cybersecurity threats, including:

•	Continuous 24/7/365 monitoring of our information systems;
•	Scanning of our information systems;
•	Continuous updating and testing processes;
•	Performing vulnerability assessments; and
•	Maintaining up-to-date firewall and anti-virus protections.

BankOnIT leverages certain industry and government associations and threat-intelligence resources to keep up to date on, and respond to, the latest cybersecurity threats.

We engage in regular assessments of our infrastructure, software systems, and network architecture utilizing third-party cybersecurity professions, including annual penetration testing and audits of our information technology systems to identify vulnerabilities and areas for additional enhancement. Employees receive regular virtual and in-person security awareness training through simulated tests, company communications, and in-person training. We also maintain a third-party vendor management program to identify and assess risks of our third-party service providers.

Due to the type and volume of information that we collect and store to provide banking services to our customers, we are an attractive target for cyber threat actors seeking financial gain. Our failure to maintain the safety of our customer’s information could have a material adverse effect on our reputation, financial condition and results of operations. To date, we have not experienced a cybersecurity incident that resulted in a material adverse effect on our business strategy, results of operations, or financial condition; however, there can be no guarantee that we will not experience such an incident in the future. Although we maintain cybersecurity insurance, the costs and expenses related to cybersecurity incidents may not be fully insured. We describe whether and how risks from identified cybersecurity threats, including as a result of previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition under Item 1A. Risk Factors. We are exposed to cybersecurity risks associated with our internet-based systems and online commerce security, including ‘hacking’ and ‘identify theft.’”

Governance

Our cybersecurity function is overseen by our Senior Vice President/ Operations & IT Manager who has over 9 years’ experience managing such functions.  IT functions are also managed through our IT Committee which is comprised of several senior level executive officers and other Company employees and chaired by our Senior Vice President/ Operations & IT Manager.  The IT Committee governs all IT functions at the Company and selects, monitors and manages our third-party IT service providers that implement and maintain our cybersecurity functions.

We also maintain a Cyber Incident Response Team, which includes a board representative and an executive officer representative and is chaired by our Senior Vice President/ Operations & IT Manager.  The Cyber Incident Response Team is charged with developing and implementing incident response and recovery plans to guide our employees, management and the Board in their response to a cybersecurity incident.

Our Board of Directors is responsible for overseeing our enterprise risk management activities in general, including cybersecurity risks.  The full Board receives a network health report at each board meeting from our Senior Vice President/ Operations & IT Manager, which addresses our overall network risk including any relevant cybersecurity threats and incidents.

Item 2.   Properties

The Company’s corporate offices are located at 1039 N.W. 63rd Street, Oklahoma City, Oklahoma 73116. The Company’s principal corporate office space is owned by the Bank’s wholly-owned subsidiary, 1039 NW 63rd, LLC, and consists of approximately 6,600 square feet, an annex of approximately 4,400 square feet, and a 10,000 square foot operations building. We lease additional corporate office space located at 525 Central Park Drive, Oklahoma City, Oklahoma. The Bank operates from our corporate offices, eight full-service branch offices located in Oklahoma, two full-service branch offices located in southwest Kansas and two full-service branch offices located in the Dallas/Fort Worth metropolitan area. Of these twelve locations, four are leased and eight are owned by the Bank.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The NASDAQ Global Select Market under the symbol “BSVN”. The approximate number of holders of record of the Company’s common stock as of March 25, 2024 was 4.

We paid quarterly dividends of $0.16 per share with respect to each of the first two quarters of 2023, increasing to $0.21 per share for the third and fourth quarters. We currently expect to continue quarterly dividends of $0.21 per share in the future. Any future determination to pay dividends and the amount of such dividends will be made by its Board of Directors and will depend on a number of factors, including

•	historical and projected financial condition, liquidity and results of operations;

•	our capital levels and requirements;

•	statutory and regulatory prohibitions and other limitations;

•	any contractual restriction on our ability to pay cash dividends, including pursuant to the terms of any of our credit agreements or other borrowing arrangements;

•	business strategy;

•	tax considerations;

•	any acquisitions or potential acquisitions;

•	general economic conditions; and

•	other factors deemed relevant by the Board of Directors.

Set forth below is information as of December 31, 2023 regarding securities authorized for issuance under the equity compensation plans. The plan that has been approved by the shareholders is the Bank7 Corp. 2018 Equity Incentive Plan.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by shareholders	432,400	$17.52	637,371
Equity compensation plans not approved by shareholders	-	-	-

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

•	the geographic concentration of our markets in Oklahoma, the Dallas/Fort Worth metropolitan area and Kansas;

•	high concentrations of loans secured by real estate and energy located in our market areas;

•	risks associated with our commercial loan portfolio, including the risk for deterioration in value of the general business assets that secure such loans;

•	risks related to the significant amount of credit that we have extended to a limited number of borrowers;

•	our ability to maintain our reputation;

•	our ability to successfully manage our credit risk and the sufficiency of our allowance;

•	reinvestment risks associated with a significant portion of our loan portfolio maturing in one year or less;

•	our ability to attract, hire and retain qualified management personnel;

•	our dependence on our management team, including our ability to retain executive officers and key employees and their customer and community relationships;

•	interest rate fluctuations, which could have an adverse effect on our profitability;

•	competition from banks, credit unions and other financial services providers;

•	system failures, service denials, cyber-attacks and security breaches;

•	our ability to maintain effective internal control over financial reporting;

•	employee error, fraudulent activity by employees or customers and inaccurate or incomplete information about our customers and counterparties;

•	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;

•	costs and effects of litigation, investigations or similar matters to which we may be subject, including any effect on our reputation;

•	severe weather, acts of god, acts of war, pandemics or terrorism;

•	compliance with governmental and regulatory requirements;

•
changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters, including the policies of the Federal Reserve and as a result of initiatives of the current and future administrations; and

•	other factors that are discussed in the section entitled “Risk Factors,” beginning on page 10.

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

As a bank holding company, we generate most of our revenue from interest income on loans and from short-term investments.  The primary source of funding for our loans and short-term investments are deposits held by our subsidiary, Bank7.  We measure our performance by our return on average assets, return on average equity, earnings per share, capital ratios, and efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income.

As of December 31, 2023, we had total assets of $1.77 billion, total loans of $1.36 billion, total deposits of $1.59 billion and total shareholders’ equity of $170.3 million.

The U.S. economy experienced widespread volatility throughout 2020 and 2021 as a result of the COVID-19 pandemic and government responses to the pandemic. Economic condition declined rapidly and significantly following the initial widespread U.S. outbreak in March and April of 2020. Federal stimulus was quickly passed in the form of the CARES Act and the economy rebounded significantly in the second half of 2020. In an emergency measure aimed at dampening the economic impact of COVID-19, the Federal Reserve lowered the target for the federal funds rate to a range of between zero to 0.25% effective on March 16, 2020 where it remained through the end of 2020. This action by the Federal Reserve followed a prior reduction of the targeted federal funds rates to a range of 1.0% to 1.25% effective March 4, 2020.  As the pandemic eased through 2021 and inflation increased, the Federal Reserve aggressively raised the federal funds target rate to 4.25-4.50% by the end of 2022 and to 5.25%-5.50% by the end of 2023.  These actions positively impacted growth in net interest income in for 2023 and 2022, but the higher rates could negatively impact loan customers in a slowing economy.

2023 Overview

We reported total loans of $1.36 billion as of December 31, 2023, an increase of $90.4 million, or 7.1%, from December 31, 2022. Total deposits were $1.59 billion as of December 31, 2023, an increase of $160.0 million, or 11.2%, from December 31, 2022.

Pre-tax net income was $37.2 million, a decrease of $2.0 million, or 5.2%, for the year ended December 31, 2023 as compared to pre-tax net income of $39.3 million for the same period in 2022.

Pre-tax return on average assets and return on average equity was 2.21% and 23.47%, respectively for the year ended December 31, 2023, as compared to 2.68% and 29.32%, respectively, for the same period in 2022. Tax-adjusted return on average assets and return on average equity was 1.68% and 17.83%, respectively for the year ended December 31, 2023, as compared to 2.02% and 23.92%, respectively, for the same period in 2022. Our efficiency ratio for the year ended December 31, 2023 was 36.07% as compared to 39.29% for the same period in 2022.

The provision for credit losses for the year ended December 31, 2023 increased $16.7 million, or 373.5%, from $4.5 million compared to the same period in 2022.

During the year ended December 31, 2023, we had a single loan customer file for bankruptcy, and as a result, we recorded a charge-off of $16.5 million, increased nonaccrual loans by $18.4 million, and recorded an additional specific reserve to the allowance for credit losses and provision for loan losses of $2.0 million.  See Note (6) of the financial statements for further disclosure and discussion.

Results of Operations

Years Ended December 31, 2023, December 31, 2022, and December 31, 2021

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

	Net Interest Margin
	For the Year Ended December 31,
	2023			2022			2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Short-term investments	$174,600	$8,580	4.91%	$129,624	$1,673	1.29%	$126,136	$178	0.25%
Debt securities, taxable	152,094	2,791	1.84	145,915	2,313	1.59	4,663	312	3.84
Debt securities, tax exempt(1)	19,430	330	1.70	21,635	360	1.66	1,852	31	1.62
Loans held for sale	158	-	-	586	-	-	318	-	-
Total loans(2)	1,315,578	109,843	8.35	1,143,380	74,403	6.51	905,804	55,768	6.16
Total interest-earning assets	1,661,860	121,544	7.31	1,441,140	78,749	5.46	1,038,773	56,289	5.42
Noninterest-earning assets	25,943			23,532			7,361
Total assets	$1,687,803			$1,464,672			$1,046,134

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$825,169	28,582	3.46%	$724,617	7,842	1.08%	$430,268	1,396	0.32%
Time deposits	256,672	10,416	4.06	165,735	1,480	0.89	205,437	1,657	0.81
Total interest-bearing deposits	1,081,841	38,998	3.60	890,352	9,322	1.05	635,705	3,053	0.48
Total interest-bearing liabilities	1,081,841	38,998	3.60	890,352	9,322	1.05	635,705	3,053	0.48

Noninterest-bearing liabilities:
Noninterest-bearing deposits	433,603			432,901			288,446
Other noninterest-bearing liabilities	10,423			7,520			4,930
Total noninterest-bearing liabilities	444,026			440,421			293,376
Shareholders' equity	161,936			133,899			117,053
Total liabilities and shareholders' equity	$1,687,803			$1,464,672			$1,046,134

Net interest income		$82,546			$69,427			$53,236
Net interest spread			3.71%			4.42%			4.94%
Net interest margin			4.97%			4.82%			5.12%

(1)	Taxable-equivalent yield of 2.24% as of December 31, 2023, applying a 24.0% effective tax rate
(2)	Average loan balances include monthly average nonaccrual loans of $18.8 million, $8.8 million and $12.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

We continued to experience strong asset growth for the year ended December 31, 2023 compared to the year ended December 31, 2022:
-
Total interest income on loans increased $35.4 million, or 47.6%, to $109.8 million, which was attributable to a $172.2 million increase in the average balance of loans to $1.32 billion during the year ended 2023 as compared with the average balance of loans of $1.14 billion for the year ended 2022, and increased loan yields as discussed below;

-
Yields on our interest-earning assets totaled 7.31%, an increase of 185 basis points which was attributable to higher loan rates of 184 basis points, an increase in yield on short term investments of 362 basis points, and an increase in yield on taxable debt securities of 25 basis points; and

-	Net interest margin for the years ended 2023 and 2022 was 4.97% and 4.82%, respectively.

We experienced strong asset growth for the year ended December 31, 2022 compared to the year ended December 31, 2021:

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

The FED influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. For the three-year period between January 1, 2021 and December 31, 2023, the prime rate fluctuated between a high of 8.50%, and a low of 3.25%.

Interest income on short-term investments increased $6.9 million, or 412.9%, to $8.6 million for year ended December 31, 2023 compared to 2022, due to an increase in the average balances of $45.0 million, or 34.7% and a yield increase of 362 basis points.  Interest income on short-term investments increased $1.5 million, or 839.9%, to $1.7 million for year ended December 31, 2022 compared to 2021, due to yield increase of 104 basis points.

Interest expense on interest-bearing deposits totaled $39.0 million for the year ended December 31, 2023, compared to $9.3 million for 2022, an increase of $29.7 million, or 318.3%. The increase was related to the cost of interest-bearing deposits increasing to 3.60% for the year ended December 31, 2023 from 1.05% for the year ended December 31, 2022.  Interest expense on interest-bearing deposits totaled $9.3 million for the year ended December 31, 2022, compared to $3.1 million for 2021, an increase of $6.2 million, or 205.3%. The increase was related to the cost of interest-bearing deposits increasing to 1.05% for the year ended December 31, 2022 from 0.48% for the year ended December 31, 2021.

Net interest margin for the years ended December 31, 2023, 2022 and 2021 was 4.97%, 4.82% and 5.12%, respectively.

The following table sets forth the effects of changing rates and volumes on our net interest income during the period shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (change in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).

	Analysis of Changes in Interest Income and Expenses
	For the Year Ended December 31, 2023 vs 2022			For the Year Ended December 31, 2022 vs 2021

	Change due to:			Change due to:
	Volume(1)	Rate(1)	Interest Variance	Volume(1)	Rate(1)	Interest Variance

	(Dollars in thousands)			(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$580	$6,327	$6,907	$10	$1,485	$1,495
Debt securities	61	387	448	7,633	(5,303)	2,330
Total loans	11,210	24,230	35,440	14,635	4,000	18,635
Total increase (decrease) in interest income	11,851	30,944	42,795	22,278	182	22,460

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	1,086	19,654	20,740	942	5,504	6,446
Time deposits	809	8,127	8,936	(322)	145	(177)
Total interest-bearing deposits	1,895	27,781	29,676	620	5,649	6,269
Total increase (decrease) in interest expense	1,895	27,781	29,676	620	5,649	6,269

Increase (Decrease) in net interest income	$9,956	$3,163	$13,119	$21,658	$(5,467)	$16,191

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

Weighted Average Yield of Debt Securities

The following table summarizes the maturity distribution schedule with corresponding weighted average taxable equivalent yields of the debt securities portfolio at December 31, 2023. The following table presents securities at their expected maturities, which may differ from contractual maturities. The Company manages its debt securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds:

	As of December 31, 2023
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total

	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *
Available-for-sale	(Dollars in thousands)
U.S. Federal agencies	$33	2.29%	$102	2.89%	$-	0%	$-	0%	$135	2.74%
Mortgage-backed securities	483	1.03	9,685	1.32	2,470	1.54	21,864	1.71	34,502	1.59
State and political subdivisions	5,828	1.08	11,793	1.32	8,091	1.52	144	1.66	25,856	1.34
U.S. Treasuries	99,325	1.19	2,780	1.04	2,552	1.12	-	-	104,657	1.18
Corporate debt securities	-	-	-	-	4,337	3.36	-	-	4,337	3.36
Total	$105,669	1.18%	$24,360	1.29%	$17,450	1.97%	$22,008	1.71%	$169,487	1.36%
Percentage of total	62.35%		14.36%		10.30%		12.99%		100.00%

*Yield is on a taxable-equivalent basis using 21% tax rate

Provision for Credit Losses

For the year ended December 31, 2023 compared to the year ended December 31, 2022:

-	The provision for credit losses increased from $4.5 million to $21.1 million; and
-	The allowance as a percentage of loans increased by 29 basis points to 1.44%.
-	Increases are related to the single loan customer discussed in the 2023 Overview.

For the year ended December 31, 2022 compared to the year ended December 31, 2021:

-	The provision for credit losses increased from $4.2 million to $4.5 million; and
-	The allowance as a percentage of loans increased by 16 basis points to 1.16%.

Noninterest Income

The following table sets forth the major components of our noninterest income for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended				For the Years Ended
	December 31,				December 31,
	2023	2022	$ Increase (Decrease)	% Increase (Decrease)	2022	2021	$ Increase (Decrease)	% Increase (Decrease)

	(Dollars in thousands)				(Dollars in thousands)
Noninterest income:
Mortgage lending income	$331	$486	$(155)	-31.89%	$486	$435	$51	11.72%
Gain (Loss) on sales, prepayments, and calls of available-for-sale debt securities	(16)	(127)	111	-87.40%	(127)	-	(127)	-100.00%
Service charges on deposit accounts	869	900	(31)	-3.44%	900	550	350	63.64%
Other	8,058	1,680	6,378	379.64%	1,680	1,265	415	32.81%
Total noninterest income	$9,242	$2,939	$6,303	214.46%	$2,939	$2,250	$689	30.62%

For the year ended December 31, 2023 compared to the year ended December 31, 2022:

-
Other noninterest income was $8.1 million compared to $1.7 million, an increase of $6.4 million, or 380%.  The increase was primarily attributable to income related to the operation of oil and gas assets acquired during the fourth quarter of 2023, see Note 2 of the financial statements.

Noninterest Expense

Noninterest expense for the year ended December 31, 2023 was $33.4 million compared to $28.6 million for the year ended December 31, 2022, an increase of $4.8 million or 16.7%. Noninterest expense for the year ended December 31, 2022 was $28.6 million compared to $20.4 million for the year ended December 31, 2021, an increase of $8.2 million or 40.4%. The following table sets forth the major components of our noninterest expense for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended				For the Years Ended
	December 31,				December 31,
	2023	2022	$ Increase (Decrease)	% Increase (Decrease)	2022	2021	$ Increase (Decrease)	% Increase (Decrease)

	(Dollars in thousands)				(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$17,385	$17,040	$345	2.02%	$17,040	$11,983	$5,057	42.20%
Furniture and equipment	995	1,468	(473)	-32.22%	1,468	883	585	66.25%
Occupancy	2,689	2,329	360	15.46%	2,329	1,899	430	22.64%
Data and item processing	1,730	2,068	(338)	-16.34%	2,068	1,237	831	67.18%
Accounting, marketing, and legal fees	543	984	(441)	-44.82%	984	800	184	23.00%
Regulatory assessments	1,537	1,344	193	14.36%	1,344	604	740	122.52%
Advertising and public relations	427	477	(50)	-10.48%	477	282	195	69.15%
Travel, lodging and entertainment	374	363	11	3.03%	363	409	(46)	-11.25%
Other expense	7,740	2,568	5,172	201.40%	2,568	2,300	268	11.65%
Total noninterest expense	$33,420	$28,641	$4,779	16.69%	$28,641	$20,397	$8,244	40.42%

For the year ended December 31, 2023 compared to the year ended December 31, 2022:

-
Other expense was $7.7 million compared to $2.6 million, an increase of $5.2 million, or 200%.  The increase was primarily attributable to expenses related to the operation of oil and gas assets acquired during the fourth quarter of 2023, see Note 2 of the financial statements.

For the year ended December 31, 2022 compared to the year ended December 31, 2021:

-
Salaries and employee benefits expense was $17.0 million compared to $12.0 million, an increase of $5.1 million, or 42.2%.  The increase was attributable to overall increases in compensation to remain competitive, and due to our acquisition of Cornerstone Bank in late 2021, which increased employee headcount.

Financial Condition

The following discussion of our financial condition compares December 31, 2023, 2022, and 2021.

Total Assets

Total assets increased $187.5 million, or 11.8%, to $1.77 billion as of December 31, 2023, as compared to $1.58 billion as of December 31, 2022 and $1.35 billion as of December 31, 2021.

Loan Portfolio

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of December 31, 2023, 2022 and 2021, our gross loans were $1.36 billion, $1.27 billion and $1.03 billion, respectively.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of December 31, 2023, December 31, 2022 and December 31, 2021:

	As of December 31
	2023		2022		2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$137,206	10.1%	$163,203	12.8%	$169,322	16.4%
1-4 family real estate	100,576	7.4%	76,928	6.0%	62,971	6.1%
Commercial real estate - other	518,622	38.0%	439,001	34.5%	339,655	32.9%
Total commercial real estate	756,404	55.5%	679,132	53.3%	571,948	55.5%

Commercial & industrial	526,185	38.5%	513,011	40.3%	361,974	35.1%
Agricultural	66,495	4.9%	66,145	5.2%	73,010	7.1%
Consumer	14,517	1.1%	14,949	1.2%	24,046	2.3%
Gross loans	1,363,601	100.0%	1,273,237	100.0%	1,030,978	100.0%
Less: unearned income, net	(2,762)		(2,781)		(2,577)
Total Loans, net of unearned income	1,360,839		1,270,456		1,028,401
Less: Allowance for credit losses	(19,691)		(14,734)		(10,316)
Net loans	$1,341,148		$1,255,722		$1,018,085

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

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of December 31, 2023
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$11,431	$70,040	$8,970	$44,935	$-	$1,438	$392	$-	$137,206
1-4 family real estate	13,628	13,015	41,602	21,451	26	5,443	5,411	-	100,576
Commercial real estate - other	50,251	65,120	152,250	219,260	129	21,283	10,329	-	518,622
Total commercial real estate	75,310	148,175	202,822	285,646	155	28,164	16,132	-	756,404

Commercial & industrial	20,389	263,564	41,520	186,776	3,276	10,041	619	-	526,185
Agricultural	13,250	22,615	13,935	13,032	-	810	2,853	-	66,495
Consumer	2,170	14	5,490	121	595	3,604	2,523	-	14,517
Gross loans	$111,119	$434,368	$263,767	$485,575	$4,026	$42,619	$22,127	$-	$1,363,601

	As of December 31, 2022
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$11,749	$81,002	$7,556	$57,439	$-	$1,160	$-	$4,297	$163,203
1-4 family real estate	10,550	12,664	24,741	15,782	314	6,606	-	6,271	76,928
Commercial real estate - other	2,680	59,870	131,105	207,819	6,635	17,146	-	13,746	439,001
Total commerical real estate	24,979	153,536	163,402	281,040	6,949	24,912	-	24,314	679,132

Commercial & industrial	43,823	234,573	60,275	159,571	3,745	10,390	-	634	513,011
Agricultural	1,798	17,514	8,767	33,270	469	980	140	3,207	66,145
Consumer	1,683	22	6,310	156	587	2,860	82	3,249	14,949
Gross loans	$72,283	$405,645	$238,754	$474,037	$11,750	$39,142	$222	$31,404	$1,273,237

	As of December 31, 2021
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$7,283	$71,551	$10,148	$74,052	$-	$2,243	$-	$4,045	$169,322
1-4 family real estate	3,259	21,322	11,979	11,674	926	7,375	-	6,436	62,971
Commercial real estate - other	5,156	97,309	59,227	143,906	413	19,230	-	14,414	339,655
Total real estate	15,698	190,182	81,354	229,632	1,339	28,848	-	24,895	571,948

Commercial & industrial	24,249	142,553	16,346	145,654	20,474	12,047	-	651	361,974
Agricultural	2,529	17,441	5,156	39,305	623	1,587	-	6,369	73,010
Consumer	4,870	29	10,825	172	1,554	2,458	84	4,054	24,046
Gross loans	$47,346	$350,205	$113,681	$414,763	$23,990	$44,940	$84	$35,969	$1,030,978

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

The allowance was $19.7 million at December 31, 2023, $14.7 million at December 31, 2022 and $10.3 million at December 31, 2021.  The increasing trend was related to loan growth and the single loan customer discussed in the 2023 Overview.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Balance at beginning of the period	$14,734	$10,316	$9,639
Impact of CECL adoption	250	-	-
Provision for credit losses for loans	21,181	4,468	4,175
Charge-offs:
Construction & development	-	-	-
1-4 family real estate	-	-	-
Commercial real estate - other	-	-	-
Commercial & industrial	(16,500)	(2)	(3,750)
Agricultural	(7)	(50)	-
Consumer	(17)	(22)	(68)
Total charge-offs	(16,524)	(74)	(3,818)
Recoveries:
Construction & development	-	-	-
1-4 family real estate	-	-	-
Commercial real estate - other	-	-	-
Commercial & industrial	40	10	16
Agricultural	2	4	300
Consumer	8	10	4
Total recoveries	50	24	320
Net recoveries (charge-offs)	(16,474)	(50)	(3,498)
Balance at end of the period	$19,691	$14,734	$10,316
Net recoveries (charge-offs) to average loans	1.25%	0.00%	0.39%

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

			As of December 31,
	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,417	7.2%	$1,889	12.8%	$1,695	16.4%
1-4 family real estate	1,271	6.5%	890	6.0%	630	6.1%
Commercial real estate - Other	6,889	35.0%	5,080	34.5%	3,399	32.9%
Commercial & industrial	9,237	46.8%	5,937	40.3%	3,621	35.2%
Agricultural	628	3.2%	765	5.2%	730	7.1%
Consumer	249	1.3%	173	1.2%	241	2.3%
Total	$19,691	100.0%	$14,734	100.0%	$10,316	100.0%

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

Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. Nonperforming assets consist of nonperforming loans plus OREO. Loans accounted for on a nonaccrual basis were $21.2 million as of December 31, 2023, $8.0 million as of December 31, 2022 and $9.9 million as of December 31, 2021. OREO was $0 as of December 31, 2023, December 31, 2022 and December 31, 2021.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of December 31,
	2023	2022	2021
	(Dollars in thousands)
Nonaccrual loans(1)	$18,941	$8,039	$9,885
Accruing loans 90 or more days past due	10,026	9,941	496
Total nonperforming assets	$28,967	$17,980	$10,381
Ratio of nonperforming loans to total loans	2.13%	1.42%	1.01%
Ratio of nonaccrual loans to total loans	1.39%	0.63%	0.96%
Ratio of allowance for credit losses to total loans	1.45%	1.16%	1.00%
Ratio of allowance for credit losses to nonaccrual loans	103.96%	183.28%	104.36%
Ratio of nonperforming assets to total assets	1.64%	1.13%	0.77%

(1) Includes $10.12 million of loans modified to borrowers experiencing financial difficulty, see Note 6 of the financial statements.

The following tables present an aging analysis of loans as of the dates indicated.

	As of December 31, 2023
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total past due loans	Current	Total loans
	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$137,206	$137,206
1-4 family real estate	-	-	-	-	-	100,576	100,576
Commercial real estate	-	-	-	-	-	518,622	518,622
Commercial & industrial	472	10,969	9,946	9,946	21,387	504,798	526,185
Agricultural	-	-	-	-	-	66,495	66,495
Consumer	-	27	80	80	107	14,410	14,517
Total	$472	$10,996	$10,026	$10,026	$21,494	$1,342,107	$1,363,601

	As of December 31, 2022
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Total loans
	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$163,203	$163,203
1-4 family real estate	-	-	-	-	-	76,928	76,928
Commercial real estate	-	617	-	-	617	438,384	439,001
Commercial & industrial	21	-	9,923	9,923	9,944	503,067	513,011
Agricultural	4	-	-	-	4	66,141	66,145
Consumer	291	82	22	18	395	14,554	14,949
Total	$316	$699	$9,945	$9,941	$10,960	$1,262,277	$1,273,237

	As of December 31, 2021
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Total loans
	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$169,322	$169,322
1-4 family commerical	-	-	-	-	-	62,971	62,971
Commercial real estate - Other	-	174	-	-	174	339,481	339,655
Commercial & industrial	-	19	501	401	520	361,454	361,974
Agricultural	-	-	77	77	77	72,933	73,010
Consumer	48	15	18	18	81	23,965	24,046
Total	$48	$208	$596	$496	$852	$1,030,126	$1,030,978

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

Substandard loans totaled $31.1 million as of December 31, 2023, an increase of $10.1 million compared to December 31, 2022. Substandard loans totaled $21.0 million as of December 31, 2022, a decrease of $3.7 million compared to December 31, 2021. The total net increase in 2023 as compared to 2022, is comprised of a net increase in commercial and industrial substandard loans primarily related to an increase in one relationship comprised of three notes totaling $18.4 million with a $2.0 million specific reserve and a decrease in one relationship comprised of one note totaling $6.6 million with no specific reserve, and a net decrease in commercial real estate substandard loans primarily related to one relationship comprised of one note totaling $1.2 million with no specific reserves.

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of December 31, 2023
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$136,417	$-	$789	$-	$137,206
1-4 family real estate	100,576	-	-	-	100,576
Commercial real estate - Other	502,795	-	15,701	126	518,622
Commercial & industrial	485,433	4,094	5,767	30,891	526,185
Agricultural	66,495	-	-	-	66,495
Consumer	14,437	-	-	80	14,517
Total	$1,306,153	$4,094	$22,257	$31,097	$1,363,601

	As of December 31, 2022
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$163,203	$-	$-	$-	$163,203
1-4 family real estate	76,928	-	-	-	76,928
Commercial real estate - Other	397,295	14,976	24,747	1,983	439,001
Commercial & industrial	493,412	-	584	19,015	513,011
Agricultural	65,857	288	-	-	66,145
Consumer	14,927	-	-	22	14,949
Total	$1,211,622	$15,264	$25,331	$21,020	$1,273,237

	As of December 31, 2021
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$169,322	$-	$-	$-	$169,322
1-4 family real estate	62,971	-	-	-	62,971
Commercial real estate - Other	282,268	14,976	27,112	15,299	339,655
Commercial & industrial	341,661	4,658	6,300	9,355	361,974
Agricultural	72,295	255	460	-	73,010
Consumer	24,000	-	-	46	24,046
Total	$952,517	$19,889	$33,872	$24,700	$1,030,978

Deposits

We gather deposits primarily through our twelve branch locations and online though our website. We offer a variety of deposit products including demand deposit accounts and interest-bearing products, such as savings accounts and certificates of deposit. We put continued effort into gathering noninterest-bearing demand deposit accounts through loan production cross-selling, customer referrals, marketing efforts and various involvement with community networks. Some of our interest-bearing deposits were obtained through brokered transactions. We participate in the CDARS program, where customer funds are placed into multiple certificates of deposit, each in an amount under the standard FDIC insurance maximum of $250,000, and placed at a network of banks across the United States.  We also participate in the One-Way Buy Insured Cash Sweep service and similar services, which provide for one-way buy transactions among banks for the purpose of purchasing cost-effective floating-rate funding without collateralization or stock purchase requirements.

As of December 31, 2023, 2022, and 2021 brokered deposits were $273.5 million, $249.9 million, and $71.7 million, respectively.

Total deposits as of December 31, 2023, 2022, and 2021 were $1.59 billion, $1.43 billion and $1.22 billion, respectively. The increase was primarily due to acquired deposits and organic deposit growth. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	For the Year Ended December 31,
	2023		2022		2021
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars in thousands)
Noninterest-bearing demand	$482,349	30.4%	$441,509	30.9%	$366,705	30.1%
Interest-bearing transaction deposits	702,150	44.1%	669,852	46.8%	583,389	47.9%
Savings deposits	150,116	9.4%	136,537	9.5%	89,778	7.4%
Time deposits (less than $250,000)	168,690	10.6%	140,929	9.8%	132,690	10.9%
Time deposits ($250,000 or more)	88,086	5.5%	42,573	3.0%	44,909	3.7%
Total interest-bearing deposits	1,109,042	69.6%	989,891	69.1%	850,766	69.9%
Total deposits	$1,591,391	100.0%	$1,431,400	100.0%	$1,217,471	100.0%

The following table summarizes our average deposit balances and weighted average rates for the years ended December 31, 2023, 2022, and 2021:

	For the Year Ended December 31,
	2023		2022		2021
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Non interest-bearing demand	$433,603	0.00%	$432,901	0.00%	$288,446	0.00%
Interest-bearing transaction deposits	705,891	3.42%	613,799	1.11%	375,048	0.34%
Savings deposits	119,278	3.74%	110,818	0.92%	55,220	0.23%
Time deposits	256,672	4.06%	165,735	0.89%	205,437	0.81%
Total interest-bearing deposits	1,081,841	3.60%	890,352	1.05%	635,705	0.48%
Total deposits	$1,515,444	2.57%	$1,323,253	0.70%	$924,151	0.33%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of December 31, 2023 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits (less than $250,000)	$52,423	$55,570	$50,047	$10,650	$168,690
Time deposits ($250,000 or more)	30,807	18,472	17,492	21,315	88,086
Total time deposits	$83,230	$74,042	$67,539	$31,965	$256,776

	As of December 31, 2022 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits (less than $250,000)	$58,184	$25,333	$38,844	$18,568	$140,929
Time deposits ($250,000 or more)	12,292	5,579	17,001	7,701	42,573
Total time deposits	$70,476	$30,912	$55,845	$26,269	$183,502

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

As of December 31, 2023, we had no unsecured fed funds lines with correspondent depository institutions with no amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $159.2 million as of December 31, 2023 and $129.2 million as of December 31, 2022.

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

As of December 31, 2023, the FDIC categorized the Bank as “well-capitalized” under the prompt corrective action framework. There have been no conditions or events since December 31, 2023 that management believes would change this classification.

The table below also summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of December 31, 2023, 2022, and 2021. The Bank exceeded all regulatory capital requirements under Basel III and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

	Actual		With Capital Conservation Buffer		Minimum to be "Well- Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2023
Total capital (to risk-weighted assets)
Company	$185,171	12.74%	$152,579	10.50%	N/A	N/A
Bank	185,118	12.75%	152,472	10.50%	$145,211	10.00%
Tier 1 capital (to risk-weighted assets)
Company	166,982	11.49%	123,516	8.50%	N/A	N/A
Bank	166,942	11.50%	123,429	8.50%	116,169	8.00%
CET 1 capital (to risk-weighted assets)
Company	166,982	11.49%	101,719	7.00%	N/A	N/A
Bank	166,942	11.50%	101,648	7.00%	94,387	6.50%
Tier 1 capital (to average assets)
Company	166,982	9.50%	N/A	N/A	N/A	N/A
Bank	166,942	9.50%	N/A	N/A	87,897	5.00%

	Actual		With Capital Conservation Buffer		Minimum to be "Well- Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2022
Total capital (to risk-weighted assets)
Company	$158,158	12.41%	$133,862	10.50%	N/A	N/A
Bank	158,158	12.42%	133,756	10.50%	$127,387	10.00%
Tier 1 capital (to risk-weighted assets)
Company	143,424	11.25%	108,365	8.50%	N/A	N/A
Bank	143,424	11.26%	108,279	8.50%	101,909	8.00%
CET 1 capital (to risk-weighted assets)
Company	143,424	11.25%	89,241	7.00%	N/A	N/A
Bank	143,424	11.26%	89,171	7.00%	82,801	6.50%
Tier 1 capital (to average assets)
Company	143,424	9.19%	N/A	N/A	N/A	N/A
Bank	143,424	9.18%	N/A	N/A	78,111	5.00%

	Actual		With Capital Conservation Buffer		Minimum to be "Well- Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2021:
Total capital (to risk-weighted assets)
Bank7 Corp.	$127,946	12.54%	$107,126	10.50%	N/A	N/A
Bank	127,844	12.54%	107,020	10.50%	$101,924	10.00%
Tier 1 capital (to risk-weighted assets)
Bank7 Corp.	117,631	11.53%	86,721	8.50%	N/A	N/A
Bank	117,528	11.53%	86,635	8.50%	81,539	8.00%
CET 1 capital (to risk-weighted assets)
Bank7 Corp.	117,631	11.53%	71,417	7.00%	N/A	N/A
Bank	117,528	11.53%	71,347	7.00%	66,250	6.50%
Tier 1 capital (to average assets)
Bank7 Corp.	117,631	10.56%	N/A	N/A	N/A	N/A
Bank	117,528	10.55%	N/A	N/A	55,714	5.00%

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased to $170.3 million as of December 31, 2023, compared to $144.1 million as of December 31, 2022 and $127.4 million as of December 31, 2021. The increases were driven by retained capital from net income during the periods.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of December 31, 2023:

	Payments Due as of December 31, 2023
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$1,334,615	$-	$-	$-	$1,334,615
Time deposits	224,811	31,345	620	-	256,776
Operating lease commitments	553	627	308	850	2,338
Total contractual obligations	$1,559,979	$31,972	$928	$850	$1,593,729

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

The following table summarizes commitments as of the dates presented.

	As of December 31,
	2023	2022	2021
	(Dollars in thousands)
Commitments to extend credit	$256,888	$198,027	$200,393
Standby letters of credit	4,247	1,043	5,809
Total	$261,135	$199,070	$206,202

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

Goodwill and Intangibles

Intangible assets totaled $1.0 million and goodwill, net of accumulated amortization totaled $8.5 million for the year ended December 31, 2023, compared to intangible assets of $1.3 million and goodwill, net of accumulated amortization of $8.6 million for the year ended December 31, 2022.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31,
	2023		2022		2021
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+400	23.35%	17.72%	13.41%	20.90%	32.34%	23.35%
+300	19.04%	16.63%	9.96%	20.13%	23.63%	21.37%
+200	14.74%	15.45%	6.50%	19.17%	14.88%	19.21%
+100	10.42%	14.20%	2.99%	18.04%	6.07%	16.86%
Base	5.76%	12.72%	-0.77%	16.91%	-2.80%	14.33%
-100	0.73%	11.22%	-4.82%	15.25%	-5.38%	11.30%

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

Item 8.   Financial Statements and Supplementary Data

Consolidated Financial Statements Index

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors, and Audit Committee
Bank7 Corp.

FORVIS®

Two Leadership Square South Tower, 211 N. Robinson Avenue, Suite 600 / Oklahoma City, OK 73102

P 405.606.2580 / **F** 405.600.9799

forvis.com

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee Bank7 Corp.
Oklahoma City, Oklahoma

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bank7 Corp. (“Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Notes 1 and 6 to the financial statements, the Company changed its method of accounting for loans and the allowance for credit losses in 2023 due to the adoption of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

FORVIS is a trademark of FORVIS, LLP, registered with the U.S. Patent and Trademark Office.

PRAXITY®
A member of the Praxity Global Alliance

Shareholders, Board of Directors, and Audit Committee Bank7 Corp.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Loans

The Company adopted Topic 326 effective January 1, 2023. The Company’s loan portfolio totaled $1.34 billion as of December 31, 2023 and the allowance for credit losses – loans (“ACL") was $19.7 million. As more fully described in Notes 1 and 6 to the financial statements, the ACL is a contra-asset valuation account, calculated in accordance with Topic 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected.

The amount of the ACL represents management’s best estimate of current expected credit losses on loans considering all available information from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the loans. Loans with similar risk characteristics are aggregated into homogenous segments for assessment. Reserve factors are based on estimated probability of default (“PD”) and loss given default (“LGD”) for substantially all segments. The estimates include economic forecasts over the reasonable and supportable forecast period based on projected performance of economic variables that have a statistical relationship.

Management qualitatively adjusts its model results for risk factors such as that were not considered within the modeling processes but were still relevant in assessing the expected credit losses within the loan pools. In some cases, management determined that an individual loan exhibited unique characteristics which differentiated the loan from other loans with the identified loan pools. In such cases, the loans were evaluated for expected credit losses on an individual basis and excluded from the collective evaluation.

Auditing management’s estimate of the ACL involved a high degree of subjectivity due to the nature of the qualitative factor adjustments included in the ACL and complexities of the PD and LGD model. Management’s identification and measurement of the qualitative factor adjustments are highly judgmental and had a significant effect on the ACL.

The primary audit procedures we performed as of December 31, 2023 to address this critical matter included:

•	Obtained an understanding of the Company’s process for establishing the ACL
•	Evaluated and tested the design of internal controls over the reliability and accuracy of data used to calculate and estimate the components of the ACL including:
o	Loan data completeness and accuracy
o	Grouping of loans by segment
o	Model inputs including PD, LGD, and discounted cash flow
o	Model assumptions
o	Establishment of qualitative factors
o	Loan risk ratings
•	Tested the completeness and accuracy of the data utilized in the ACL
•	Tested the model’s mathematical accuracy
•	Evaluated the relevance and reliability of data and assumptions used in the estimate
•	Evaluated the qualitative and economic forecast adjustments to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions
•	Evaluated credit quality trends in delinquencies, non-accruals, charge offs, and loan risk gradings
•	Tested the internal loan review function and evaluated the reasonableness of loan grades

Shareholders, Board of Directors, and Audit Committee Bank7 Corp.

•	Evaluated the reasonableness of specific allocations associated with individually evaluated loans
•	Evaluated the overall reasonableness of the ACL and compared to trends identified within peer group
•	Evaluated the reasonableness of methodology utilized by a third party in determining loss driver economic performance variables
•	Evaluated the accuracy and completeness of Topic 326 disclosures in the financial statements

Other Assets – Oil and Gas Property

The value of the Oil and Gas Property was $13.5 million at December 31, 2023. The asset is included in other assets on the consolidated balance sheet. As more fully described in Note 1 to the financial statements, the Oil and Gas Property held by the Company is accounted for under the successful efforts method of accounting.

The fair value of proved properties (no unproved properties are held) are measured using valuation techniques that convert future cashflows to a single discounted amount. To estimate the value of reserves, management employs a specialist who makes significant estimates using significant inputs and assumptions including forecasting timing, volume of production, and corresponding rate of production decline for producing properties.

Auditing management’s estimate of fair value of proved properties involved a high degree of subjectivity and complexity due to the nature of inputs and assumptions. The changes in certain inputs and assumptions which are subjective in nature could have a significant impact on depletion expense and the fair value of the Oil and Gas Property.

The primary audit procedures we performed as of December 31, 2023 to address this critical matter included:

•	Obtained an understanding of the Company’s process for preparing the oil and gas reserve estimates
•
Identified inputs and assumptions that were significant to the period end determination of proved reserve volumes and tested management’s process of determining the significant inputs and assumptions, as follows:

o	Assessed the reasonableness of operating cost inputs by comparing the forecasted amount to current year actual costs
o	Assessed the reasonableness of forecasted capital expenditures by comparing to management’s planned future investment
o
Assessed the reasonableness of forecasted production estimates by (i) comparing forecasted production amounts to actual results and (ii) comparing forecasted production amounts in the current year reserve report to the actual historical production amounts in the current year

o	Vouched the working and royalty interests used in the reserve report to underlying ownership records
o	Assessed the reasonableness of pricing inputs and market differentials by comparing to third-party sources and actual results in the current year

FORVIS, LLP

We have served as the Company’s auditor since 2013.

Oklahoma City, Oklahoma
March 25, 2024

Bank7 Corp.
Consolidated Balance Sheets
(Dollar amounts in thousands, except par value)

	December 31,
Assets	2023	2022

Cash and due from banks	$181,042	$109,115
Interest-bearing time deposits in other banks	17,679	5,474
Available-for-sale debt securities	169,487	173,165
Loans, net of allowance for credit losses of $19,691 and $14,734 at December 31, 2023 and December 31, 2022, respectively	1,341,148	1,255,722
Loans held for sale	718	-
Premises and equipment, net	14,942	13,106
Nonmarketable equity securities	1,283	1,209
Core deposit intangibles	1,031	1,336
Goodwill	8,458	8,603
Interest receivable and other assets	35,878	16,439

Total assets	$1,771,666	$1,584,169

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$482,349	$441,509
Interest-bearing	1,109,042	989,891

Total deposits	1,591,391	1,431,400

Income taxes payable	302	1,054
Interest payable and other liabilities	9,647	7,615

Total liabilities	1,601,340	1,440,069

Shareholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding: 9,197,696 and 9,131,973 at December 31, 2023 and December 31, 2022 respectively	92	91
Additional paid-in capital	97,417	95,263
Retained earnings	78,962	58,049
Accumulated other comprehensive loss	(6,145)	(9,303)

Total shareholders’ equity	170,326	144,100

Total liabilities and shareholders’ equity	$1,771,666	$1,584,169

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands, except per share data)

	Year ended December 31,
	2023	2022	2021
Interest Income
Loans, including fees	$109,843	$74,403	$55,768
Interest-bearing time deposits in other banks	519	46	169
Debt securities, taxable	2,791	2,313	143
Debt securities, tax-exempt	330	360	31
Other interest and dividend income	8,061	1,627	178

Total interest income	121,544	78,749	56,289

Interest Expense
Deposits	38,998	9,322	3,053

Total interest expense	38,998	9,322	3,053

Net Interest Income	82,546	69,427	53,236

Provision for Credit Losses	21,145	4,468	4,175

Net Interest Income After Provision for Credit Losses	61,401	64,959	49,061

Noninterest Income
Mortgage lending income	331	486	435
Loss on sales, prepayments, and calls of available-for-sale debt securities	(16)	(127)	-
Service charges on deposit accounts	869	900	550
Other	8,058	1,680	1,265

Total noninterest income	9,242	2,939	2,250

Noninterest Expense
Salaries and employee benefits	17,385	17,040	11,983
Furniture and equipment	995	1,468	883
Occupancy	2,689	2,329	1,899
Data and item processing	1,730	2,068	1,237
Accounting, marketing and legal fees	543	984	800
Regulatory assessments	1,537	1,344	604
Advertising and public relations	427	477	282
Travel, lodging and entertainment	374	363	409
Other	7,740	2,568	2,300

Total noninterest expense	33,420	28,641	20,397

Income Before Taxes	37,223	39,257	30,914
Income tax expense	8,948	9,619	7,755
Net Income	$28,275	$29,638	$23,159

Earnings per common share - basic	$3.09	$3.26	$2.56
Earnings per common share - diluted	3.05	3.22	2.55
Weighted average common shares outstanding - basic	9,161,565	9,101,523	9,056,117
Weighted average common shares outstanding - diluted	9,264,307	9,204,716	9,091,536

Other Comprehensive Income (Loss)
Unrealized gains (losses) on securities, net of (tax expense) tax benefit of ($1.0 million), $2.8 million, and $0 for the years ended December 31, 2023, 2022, and 2021, respectively	$3,146	$(9,543)	$144
Reclassification adjustment for realized loss included in net income net of tax of $4, $31, and $0 for the years ended 2023, 2022, and 2021, respectively	12	96	-
Other comprehensive income(loss)	$3,158	$(9,447)	$144
Comprehensive Income	$31,433	$20,191	$23,303

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Consolidated Statements of Shareholders’ Equity
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Common Stock (Shares)
Balance at beginning of period	9,131,973	9,071,417	9,044,765
Exercise of employee stock options	28,423	17,450	-
Shares issued for restricted stock units	57,354	61,902	35,582
Shares acquired and canceled	(20,054)	(18,796)	(8,930)
Balance at end of period	9,197,696	9,131,973	9,071,417

Common Stock (Amount)
Balance at beginning of period	$91	$91	$90
Shares issued for restricted stock units	1	-	1
Balance at end of period	$92	$91	$91

Additional Paid-in Capital
Balance at beginning of period	$95,263	$94,024	$93,162
Shares purchased and retired for restricted stock units	(513)	(454)	(178)
Exercise of stock options	503	309	-
Stock-based compensation expense	2,164	1,384	1,040
Balance at end of period	$97,417	$95,263	$94,024

Retained Earnings
Balance at beginning of period	$58,049	$33,149	$14,067
Net income	28,275	29,638	23,159
Cumulative effect of change in accounting principle, net of tax of $178 (Note 1)	(572)	-	-
Cash dividends declared ($0.74, $0.52, and $0.45 per share for the years ended December 31, 2023, 2022, and 2021, respectively)	(6,790)	(4,738)	(4,077)
Balance at end of period	$78,962	$58,049	$33,149

Accumulated Other Comprehensive Income(Loss)
Balance at beginning of period	$(9,303)	$144	$-
Comprehensive income(loss)	3,158	(9,447)	144
Balance at end of period	$(6,145)	$(9,303)	$144

Total Shareholders’ equity	$170,326	$144,100	$127,408

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2023	2022	2021

Operating Activities
Net income	$28,275	$29,638	$23,159
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,302	1,406	1,031
Provision for credit losses	21,145	4,468	4,175
Amortization of premiums and discounts on securities	381	812	30
Gain on sales of loans	(331)	(486)	(435)
Net loss on sale of available-for-sale debt securities	16	127	-
Stock-based compensation expense	2,164	1,384	1,040
Gain on sale of premises and equipment	(77)	(24)	(1)
Cash receipts from the sale of loans originated for sale	10,535	33,776	23,954
Cash disbursements for loans originated for sale	(10,922)	(32,826)	(23,659)
Deferred income tax (benefit)	(1,259)	(1,423)	235
Changes in
Interest receivable and other assets	(2,536)	(1,865)	907
Interest payable and other liabilities	432	4,727	(303)

Net cash provided by operating activities	49,125	39,714	30,133

Investing Activities
Net cash (paid) received for acquisition	(16,482)	-	20,432
Maturities of interest-bearing time deposits in other banks	8,471	2,490	13,175
Purchases of interest-bearing time deposits in other banks	(20,676)	(4,727)	-
Proceeds from sale of available-for-sale debt securities	-	11,820	1,173
Maturities, prepayments and calls of available-for-sale debt securities	7,422	19,736	290
Purchases of available-for-sale debt securities	-	(133,052)	-
Net change in loans	(106,762)	(242,105)	(77,951)
Purchases of premises and equipment	(2,834)	(294)	(599)
Proceeds from sale of premises and equipment	78	3,370	17
Change in nonmarketable equity securities	(74)	(7)	(30)

Net cash used in investing activities	(130,857)	(342,769)	(43,493)

Financing Activities
Net change in deposits	159,991	211,829	68,470
Cash distributions	(6,323)	(4,366)	(3,982)
Shares purchased and retired for restricted stock units	(513)	(454)	(178)
Net settlement of stock options	503	309	-
Common stock issued for restricted stock units	1	-	1

Net cash provided by financing activities	153,659	207,318	64,311

Net Increase/(Decrease) in Cash and Due from Banks	71,927	(95,737)	50,951

Cash and Due from Banks, Beginning of Period	109,115	204,852	153,901

Cash and Due from Banks, End of Period	$181,042	$109,115	$204,852

Supplemental Disclosure of Cash Flows Information
Interest paid	$37,935	$9,100	$3,222
Income taxes paid	$10,800	$9,981	$7,511
Dividends declared and not paid	$1,932	$1,463	$1,089
Measurement period goodwill adjustment	$(146)	$124	$-
Supplemental Disclosure of Investing Activities
Cash consideration for acquisition	$-	$-	$29,266
Fair value of assets acquired in acquisition	$-	$-	$267,327
Fair value of liabilities assumed in acquisition	$-	$-	$245,528

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Notes to Consolidated Financial Statements

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, the Bank and its two subsidiaries, 1039 NW 63rd, LLC, which holds real estate utilized by the Bank, and Giddings Production, LLC, which is engaged in the production of oil, natural gas and natural liquid (“NGL”) reserves in Texas. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassifications

Certain reclassifications have been made to the 2022 and 2021 consolidated financial statements to conform to classification used for December 31, 2023.  These reclassifications had no impact on net income, shareholders’ equity or cash flows as previously reported.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Interest-Bearing Time Deposits in Other Banks

Interest-bearing time deposits in other banks totaled $17.7 million and $5.5 million at December 31, 2023 and December 31, 2022 respectively, and have original maturities generally ranging from three months to five years.

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

Bank7 Corp.
Notes to Consolidated Financial Statements
Allowance for Credit Losses – Investment Securities

On January 1, 2023, the Company was required to adopt a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology. See Note 1, Recent Accounting Pronouncements, for additional information regarding adoption.

Allowance for Credit Losses - AFS Securities - The Company evaluates its available-for-sale securities portfolio on a quarterly basis for potential credit-related impairment. The Company assesses potential credit impairment by comparing the fair value of a debt security to its amortized cost basis. If the fair value of a debt security is greater than the amortized cost basis, no impairment is recognized. If the fair value is less than the amortized costs basis, the Company reviews the factors to determine if the impairment is credit-related or noncredit-related. For debt securities the Company intends to sell or is more likely than not required to sell, before the recovery of their amortized cost basis, the difference between fair value and amortized cost is impaired and is recognized through earnings. For debt securities the Company does not intend to sell or is not more likely than not required to sell, prior to expected recovery of amortized cost basis, the credit portion of the impairment is recognized through earnings, with a corresponding entry to an allowance for credit losses, and the noncredit portion is recognized through accumulated other comprehensive loss.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts. Accrued interest receivable totaled $8.7 million and $7.2 million at December 31, 2023 and December 31, 2022, respectively, and was reported in interest receivable and other assets on the consolidated balance sheets. The Company has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Interest income is accrued on the unpaid principal balance using the simple-interest method on the daily balances of the principal amounts outstanding.

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

Bank7 Corp.
Notes to Consolidated Financial Statements
Allowance for Credit Losses

On January 1, 2023, the Company was required to adopt a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology. See Note 1, Recent Accounting Pronouncements, for additional information regarding adoption.

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

Loans That Share Similar Risk Characteristics (Pooled Loans)

The general steps in determining expected credit losses for the pooled loan component of the allowance are as follows:

•	Segment loans into pools according to similar risk characteristics;

•	Develop historical loss rates for each loan pool segment;

•	Incorporate the impact of forecasts;

•	Incorporate the impact of other qualitative factors; and

•	Calculate and review pool specific allowance for credit loss estimate.

Bank7 Corp.
Notes to Consolidated Financial Statements
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

Bank7 Corp.
Notes to Consolidated Financial Statements
Purchased Loans

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

No asset impairment was recognized during the years ended December 31, 2023, 2022, and 2021.

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

Bank7 Corp.
Notes to Consolidated Financial Statements
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

Asset Acquisition

The fair value of assets acquired is measured and recognized at the amount of monetary assets or liabilities exchanged, which generally includes the transaction costs of the assets acquired. No gain or loss is recognized unless the fair value of any noncash assets given as consideration differs from the assets carrying amounts on the acquiring entities books.

Goodwill and Intangible Assets

Intangible assets totaled $1.0 million and goodwill, net of accumulated amortization totaled $8.5 million for the year ended December 31, 2023, compared to intangible assets of $1.3 million and goodwill, net of accumulated amortization of $8.6 million for the year ended December 31, 2022. The decrease in intangible assets is due to amortization of core deposit intangibles and the decrease in goodwill recognized is tax provision adjustments that relate to the acquisition of Watonga Bancshares, Inc. on December 9, 2021.

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

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2023, 2022 and 2021, the Company recognized no interest and penalties.

The Company or one of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to U.S. federal or state tax examinations for years before 2020.

Bank7 Corp.
Notes to Consolidated Financial Statements
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

Bank7 Corp.
Notes to Consolidated Financial Statements
Summary of Significant Accounting Policies--Specific to Production of Oil and Natural Gas Reserves Operations

Use of Estimates

Significant items subject to estimates and assumptions include, the proved oil, and natural gas and NGL reserves used in the valuation of oil and gas properties, asset retirement obligations, fair value of derivatives and revenue accruals. It is possible these estimates could be revised in the near term and these revisions could be material.

The Company’s estimates of oil, natural gas and NGL reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data, as well as the projection of future rates of production. Reserve engineering is a subjective process of estimating underground accumulations of oil, natural gas, and NGL that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil, natural gas and NGL reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future oil, natural gas, and NGL prices, future operating costs, severance taxes, and workover costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of expected oil, natural gas, and NGL attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity of the reserves, which could affect the carrying value of the Company’s oil, natural gas, and NGL properties and/or the rate of depletion related to the oil, natural gas, and NGL properties.

Accounts Receivable
The Company’s oil and gas related accounts receivable primarily consists of oil, natural gas and NGL receivables and joint interest billings to our partners for their share of expenses on projects for which we are the operator. These balances are generated when estimating and accruing for expected oil, natural gas and NGL sales, upon receipt of oil, natural gas and NGL sales and when our cost is cutback to our joint interest partners.  The oil and gas related accounts receivable balance is included in “Interest receivable and other assets” on the consolidated balances sheets.

Additionally, due to the creditworthiness of our purchasers, we do not have any allowance for doubtful accounts recorded and do not expect to write off any portion of our oil and gas related accounts receivable.

Accounts Payable

The Company’s oil and gas related accounts payable balance primarily consists of trade payables owed to vendors that provide services and equipment for the wells and assets that we operate. The oil and gas related accounts payable balance is included in “Interest payable and other liabilities” on the consolidated balances sheets.
Revenue Recognition

We recognize revenue from the sale of oil, natural gas and NGLs in the period that the performance obligations are satisfied in accordance with ASC 606. Our performance obligations are primarily comprised of the delivery of oil, natural gas or NGLs at a delivery point (pipeline, railcar or truck). Each barrel of oil, MMBtu of natural gas or other unit of measure is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated. The transaction price used to recognize revenue is a function of the contract billing terms. Revenue is invoiced, if required, by calendar month based on volumes at contractually based rates with payment typically received within 30 days of the end of the production month. Performance obligations are satisfied at a point in time once control of the product has been transferred to the customer through monthly delivery of oil, natural gas and NGLs. Revenue from the sale of oil, natural gas and NGLs is included in “Other” noninterest income on the consolidated statements of comprehensive income, and taxes assessed by governmental authorities on oil, natural gas and NGL sales are included in “Other” noninterest expense on the consolidated statements of comprehensive income.

Bank7 Corp.
Notes to Consolidated Financial Statements
Oil and Gas Property (Successful Efforts Method of Accounting)

The Company uses the successful efforts method of accounting for its oil and gas production activities. Costs incurred by the Company related to the acquisition of oil and gas properties and the cost of drilling development wells are capitalized. Costs incurred to maintain wells and related equipment, delay rentals, lease and well operating costs are charged to expense as incurred. Gains and losses arising from sales of production are generally included in the consolidated statements of comprehensive income.

Capitalized acquisition costs attributable to proved oil and gas properties are depleted by formation or field using the unit-of-production method based on proved reserves. Capitalized development costs, including asset retirement obligations, are amortized by producing unit, based on proved developed producing reserves. Depletion, depreciation, and amortization expense related to proved oil and gas properties was $3.6 million for the year ended December 31, 2023, and is included in “Other” noninterest expense on the consolidated statements of comprehensive income.

Capitalized costs are evaluated for impairment in accordance with FASB ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets (ASC Topic 360), whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.

The fair values of proved properties are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company’s estimated cash flows are the product of a process that begins with applicable forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Company management believes will impact realizable prices.

To determine if a depletable unit is impaired, the carrying value of the depletable unit is compared to the undiscounted future net cash flows by applying management’s estimates of future oil and gas prices to the estimated future production of oil and gas reserves over the economic life of the property and deducting future costs. Future net cash flows are based upon third party reservoir engineers’ estimates of proved reserves and internal management estimates for probable and possible reserves. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to be the present value of the aforementioned expected future net cash flows. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future net cash flows and fair value. No impairment expense recorded for the year ended December 31, 2023.

There were no costs of unproved properties at December 31, 2023, and during the year ended December 31, 2023, the Company recognized no abandonment expense.

Bank7 Corp.
Notes to Consolidated Financial Statements
Asset Retirement Obligation
The Company follows the provisions of ASC 410, Asset Retirement Obligations, which requires recognition of liabilities for retirement obligations associated with tangible long-lived assets, such as producing well sites when there is a legal obligation associated with the retirement of such assets and the amount can be reasonably estimated. The initial measurement of an asset retirement obligation is recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to the associated property and equipment on the consolidated balance sheet. When the assumptions used to estimate a recorded asset retirement obligation change, a revision is recorded to both the asset retirement obligation and the asset retirement cost. The asset retirement cost is depreciated using a systematic and rational method similar to that used for the associated property and equipment. The Company’s asset retirement obligations relate to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and natural gas properties.  The asset retirement obligation balance is included in “interest payable and other liabilities” on the consolidated of balance sheets.

Fair Value Measurements

All derivatives are recognized on the consolidated balance sheet and are measured at fair value using mark-to-market accounting.

Derivatives

During 2023, the Company entered into a certain oil derivative position. The Company primarily utilizes oil swap contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, and (ii) reduce commodity price risk associated with certain capital projects.

By using derivative financial instruments to economically hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company is not required to post any collateral. The Company does not receive collateral from its counterparties. The Company does not apply hedge accounting to any of its derivative instruments as defined under accounting guidance.

The Company nets derivative assets and liabilities by commodity where legal right to such netting exists. Therefore, the Company’s derivatives are presented on a net basis on the consolidated balance sheets in “Interest receivable and other assets” or “Interest payable and other liabilities”. Unrealized and realized gains or losses are recognized in “Other” noninterest income on the consolidated statements of comprehensive income.

As of December 31, 2023, the Company has a single contract for oil swaps that settle monthly from January to December 2024. The total notional barrels under this contract are 63,000 barrels at a fixed swap price of $73.25 per barrel. The estimated fair value of this contract utilizing future price estimates is $0.1 million and are included in “Interest receivable and other assets” on the consolidated balance sheets. For the year ended December 31, 2023, the Company recognized an unrealized gain of $0.1 million.

Bank7 Corp.
Notes to Consolidated Financial Statements
Recent Accounting Pronouncements

Standards Adopted During Current Period:

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.”  On January 1, 2023, the Company adopted ASU 2022-02, which eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification (“ASC”) 310-40, “Receivables -Troubled Debt Restructurings by Creditors” for entities that have adopted the current expected credit loss model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” ASU 2022-02 also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments—Credit Losses—Measured at Amortized Cost.
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

	January 1, 2023
	As Reported Under ASC 326	Pre ASC 326 Adoption	Impact of ASC 326 Adoption

Construction & development	$1,933	$1,889	$44
1 - 4 family real estate	752	890	(138)
Commercial real estate - other	4,912	5,080	(168)
Total commercial real estate	$7,597	$7,859	$(262)

Commercial & industrial	6,653	5,937	716
Agricultural	616	765	(149)
Consumer	118	173	(55)

Allowance for credit losses on loans	$14,984	$14,734	$250

Allowance for credit losses on off-balance sheet credit exposures (unfunded commitments), see Note (6) and Note (17)	500	-	500
Total Impact	$15,484	$14,734	$750

Bank7 Corp.
Notes to Consolidated Financial Statements
Standards Not Yet Adopted:

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), primarily focused on income tax disclosures regarding effective tax rates and cash income taxes paid. ASU 2023-09 requires public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will complete an evaluation of the impact this standard will have on its results of operations, financial position or disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments in this update introduce a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker, extend certain annual disclosures to interim periods, clarify that single reportable segment entities must apply Topic 280 in its entirety, permit more than one measure of segment profit or loss to be reported under certain conditions and require disclosure of the title and position of the chief operating decision maker. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-07 is not expected to have a material impact on the Company’s operations, financial position or disclosures.

Legislative and Regulatory Developments

In April 2020, the Company began originating loans to qualified small businesses under the Paycheck Protection Program (PPP) administered by the Small Business Administration (SBA). PPP loans are fully guaranteed by the SBA and thus have a zero percent risk weight under applicable risk-based capital rules. As of December 31, 2023, the Company had one PPP loan with balances totaling $2.0 million, and two PPP loans with balances totaling $2.6 million as of December 31, 2022. The Company recognized $50,000 in fee income during the year ended December 31, 2023, with $0 remaining to be recognized, as compared to $219,000 recognized and $50,000 to be recognized as of December 31, 2022.

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

Goodwill decreased $146,000 for the year ended December 31, 2023 related to tax provision adjustments.

As of the acquisition date, the Company evaluated $117.3 million of net loans ($118.5 million gross loans less $1.2 million discount) purchased in conjunction with the acquisition of Watonga Bancshares, Inc. in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs. As of December 31, 2023, the net loan balance of the ASC Topic 310-20 purchased loans is $48.4 million.

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
	Actual from Acquisition	Pro-Forma for Year Ended December 31,
	Date through December 31, 2021	2021	2020

Net interest income	$411	$60,420	$54,690
Non-interest income	67	3,261	3,721
Net income	124	21,935	17,433

Pro-forma earnings per share:
Basic		$2.42	$1.86
Diluted		$2.41	$1.86

Acquisition

On October 31, 2023, the Company entered into an asset purchase and sale agreement, effective September 1, 2023, to acquire proven oil and natural gas properties from HB2 Origination, LLC, which consisted of nine wells in formations in four counties in Texas for $15.4 million in cash. On November 17, 2023, the transaction closed for a total purchase price of $15.1 million, after closing adjustments. As a part of the purchase, the Company assumed asset retirement obligations of $0.4 million that were included in “interest payable and other liabilities” on the consolidated balance sheets as of December 31, 2023. The acquisition was considered an asset acquisition and did not meet the definition of a business under ASC 805, Business Combinations. Additionally, transaction costs of $1.4 million were capitalized into oil and gas properties related to this acquisition. The purchase price and related asset retirement obligations were allocated based on the relative fair values of the assets acquired and $1.7 million was allocated to proved leasehold costs while the remaining $15.4 million was allocated to “interest receivable and other assets” on the consolidated balance sheets.

As of December 31, 2023, the Company had oil and gas assets and related receivables of $16.8 million included in “interest receivable and other assets” on the consolidated balance sheets, assets retirement obligations and oil and gas related liabilities of $1.3 million included in “interest payable and other liabilities” on the consolidated balance sheets, oil and gas related revenues of $6.0 million included in “Other” noninterest income on the consolidated statements of comprehensive income, and oil and gas related expenses of $4.8 million included in “Other” noninterest expense on the consolidated statements of comprehensive income.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 3:	Restriction on Cash and Due from Banks

On March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, effectively eliminating reserve requirements for all depository institutions. There was no reserve requirement as of December 31, 2023.

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

The following table shows the computation of basic and diluted earnings per share:

	As of and for the Years ended December 31,
	2023	2022	2021
(Dollars in thousands, except per share amounts)
Numerator
Net income	$28,275	$29,638	$23,159

Denominator
Weighted-average shares outstanding for basic earnings per share	9,161,565	9,101,523	9,056,117
Dilutive effect of stock compensation(1)	102,742	103,193	35,419
Denominator for diluted earnings per share	9,264,307	9,204,716	9,091,536

Earnings per common share
Basic	$3.09	$3.26	$2.56
Diluted	$3.05	$3.22	$2.55

(1)
The following have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented: Nonqualified stock options outstanding of 5,000, 5,000, and 264,000 as of December 31, 2023, 2022, and 2021, respectively; Restricted stock units outstanding of 156,186, 0, and 0 as of December 31, 2023, 2022, and 2021, respectively.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 5:	Debt Securities

The following table summarizes the amortized cost and fair value of debt securities available-for-sale at December 31, 2023 and December 31, 2022, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale as of December 31, 2023
U.S. Federal agencies	$138	$-	$(3)	$135
Mortgage-backed securities(1)(2)	38,465	-	(3,963)	34,502
State and political subdivisions	27,368	-	(1,512)	25,856
U.S. Treasuries	106,030	-	(1,373)	104,657
Corporate debt securities	5,500	-	(1,163)	4,337
Total available-for-sale	177,501	-	(8,014)	169,487
Total debt securities	177,501	-	(8,014)	169,487

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale as of December 31, 2022
U.S. Federal agencies	$1,292	$-	$(150)	$1,142
Mortgage-backed securities(1)(2)	42,953	-	(4,879)	38,074
State and political subdivisions	30,632	-	(2,276)	28,356
U.S. Treasuries	104,940	-	(4,280)	100,660
Corporate debt securities	5,500	-	(567)	4,933
Total available-for-sale	185,317	-	(12,152)	173,165
Total debt securities	185,317	-	(12,152)	173,165

(1)	All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities.
(2)
Included in amortized cost of mortgage-backed securities is $24.80 million and $27.90 million of residential mortgage-backed securities and $13.67 million and $15.05 million of commercial mortgage-backed securities as of December 31, 2023 and December 31, 2022, respectively.

Bank7 Corp.
Notes to Consolidated Financial Statements
The amortized cost and estimated fair value of investment securities at December 31, 2023 and December 31, 2022, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of December 31, 2023
Due in one year or less	$105,944	$105,186
Due after one year through five years	15,654	14,675
Due after five years through ten years	17,276	14,980
Due after ten years	162	144
Mortgage-backed securities	38,465	34,502
Total available-for-sale	177,501	169,487

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of December 31, 2022
Due in one year or less	$2,133	$2,115
Due after one year through five years	118,108	113,415
Due after five years through ten years	21,495	19,030
Due after ten years	628	531
Mortgage-backed securities	42,953	38,074
Total available-for-sale	185,317	173,165

There was one holding of securities of issuers in an amount greater than 10% of stockholders equity at December 31, 2023, a U.S. Treasury note with a fair value of $99.32 million.

The following table presents a summary of realized gains and losses from the sale, prepayment and call of debt securities for the year ended December 31, 2023 and December 31, 2022.

	Year Ended December 31,
	2023	2022
(in thousands)
Proceeds from sales, maturities, prepayments and calls	$7,422	$31,556
Gross realized gains on sales, prepayments and calls	-	10
Gross realized losses on sales, prepayments and calls	(16)	(137)
Total realized (losses), net	$(16)	$(127)

The following table details book value of pledged securities as of December 31, 2023:

	Year Ended December 31,
(in thousands)	2023	2022
Book value of pledged securities	$121,283	$85,280

Bank7 Corp.
Notes to Consolidated Financial Statements
The following table details gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2023 and December 31, 2022. As of December 31, 2023, the Company had the ability and intent to hold the debt securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased and acquired. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statement of comprehensive income.

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Available-for-sale as of December 31, 2023
U.S. Federal agencies	$-	$-	$135	$(3)	$135	$(3)
Mortgage-backed securities	-	-	34,502	(3,963)	34,502	(3,963)
State and political subdivisions(1)	1,160	(5)	24,696	(1,507)	25,856	(1,512)
U.S. Treasuries	-	-	104,657	(1,373)	104,657	(1,373)
Corporate debt securities	-	(195)	4,337	(968)	4,337	(1,163)
Total available-for-sale	$1,160	$(200)	$168,327	$(7,814)	$169,487	$(8,014)

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Available-for-sale as of December 31, 2022
U.S. Federal agencies	$1,142	$(150)	$-	$-	$1,142	$(150)
Mortgage-backed securities	38,074	(4,879)	-	-	38,074	(4,879)
State and political subdivisions(1)	28,356	(2,276)	-	-	28,356	(2,276)
U.S. Treasuries	100,660	(4,280)	-	-	100,660	(4,280)
Corporate debt securities	4,933	(567)	-	-	4,933	(567)
Total available-for-sale	$173,165	$(12,152)	$-	$-	$173,165	$(12,152)

(1)
Of our state and political subdivision securities, $22.84 million and $25.02 million are rated BBB+ or better and $3.02 million and $3.34 million are not rated as of December 31, 2023 and December 31, 2022, respectively.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 6:	Loans and Allowance for Loan Losses

A summary of loans at December 31, 2023 and December 31, 2022, are as follows (dollars in thousands):

	December 31,
	2023	2022

Construction & development	$137,206	$163,203
1 - 4 family real estate	100,576	76,928
Commercial real estate - other	518,622	439,001
Total commercial real estate	$756,404	$679,132

Commercial & industrial	526,185	513,011
Agricultural	66,495	66,145
Consumer	14,517	14,949

Gross loans	1,363,601	1,273,237

Less allowance for credit losses	(19,691)	(14,734)
Less deferred loan fees	(2,762)	(2,781)

Net loans	$1,341,148	$1,255,722

Included in the commercial & industrial loan balances are $2.0 million and $2.6 million of loans that were originated under the SBA PPP program as of December 31, 2023 and December 31, 2022, respectively.

Bank7 Corp.
Notes to Consolidated Financial Statements
On January 1, 2023, the Company adopted ASU 2016-13, which replaces the incurred loss methodology for determining its provision for credit losses and allowance for credit losses with an expected loss methodology that is referred to as the CECL model. See Note (1) for additional information regarding the factors that influenced the Company’s current estimate of expected credit losses. Upon adoption, the allowance for credit losses was increased by $250,000 and $500,000 for loans and unfunded commitments, respectively, with no impact to the consolidated statement of income. Subsequent to the adoption of ASU 2016-13, the Company recorded a $21.2 million and ($36,000) provision for credit losses related to loans and unfunded commitments, respectively, for the twelve months of 2023 utilizing the newly adopted CECL methodology.
The following table presents, by portfolio segment, the activity in the allowance for credit losses for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2023
Loans
Balance, beginning of period	$1,889	$890	$5,080	$5,937	$765	$173	$14,734
Impact of CECL adoption	44	(138)	(168)	716	(149)	(55)	250

Charge-offs	-	-	-	(16,500)	(7)	(17)	(16,524)
Recoveries	-	-	-	40	2	8	50
Net (charge-offs) recoveries	-	-	-	(16,460)	(5)	(9)	(16,474)

Provision (credit) for credit losses	(516)	519	1,977	19,044	17	140	21,181
Balance, end of period	$1,417	$1,271	$6,889	$9,237	$628	$249	$19,691

Unfunded Commitments
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-
Impact of CECL adoption	171	4	24	274	25	2	500
Provision (credit) for credit losses	(13)	-	(16)	6	(14)	1	(36)
Balance, end of period	$158	$4	$8	$280	$11	$3	$464

Total Allowance for Credit Losses	$1,575	$1,275	$6,897	$9,517	$639	$252	$20,155
Total Provision for Credit Losses	$(529)	$519	$1,961	$19,050	$3	$141	$21,145

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2022
Balance, beginning of period	$1,695	$630	$3,399	$3,621	$730	$241	$10,316

Charge-offs	-	-	-	(2)	(50)	(22)	(74)
Recoveries	-	-	-	10	4	10	24
Net (charge-offs) recoveries	-	-	-	8	(46)	(12)	(50)

Provision (credit) for credit losses	194	260	1,681	2,308	81	(56)	4,468

Balance, end of period	$1,889	$890	$5,080	$5,937	$765	$173	$14,734

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

The Company evaluates the definitions of loan grades and the allowance for loan losses methodology on an ongoing basis.  No changes were made to either during the period ended December 31, 2023.

Bank7 Corp.
Notes to Consolidated Financial Statements

The following table presents the amortized cost of the Company’s loan portfolio with the gross charge-offs for the twelve months ended by year of origination based on internal rating category as of December 31, 2023 (dollars in thousands):

As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development
Grade
1 (Pass)	$26,915	$2,266	$3,182	$201	$98	$44	$103,711	$136,417
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	563	-	-	-	-	-	226	789
4 (Substandard)	-	-	-	-	-	-	-	-
Total construction & development	27,478	2,266	3,182	201	98	44	103,937	137,206
Current-period gross charge-offs	-	-	-	-	-	-	-	-
1 - 4 family real estate
Grade
1 (Pass)	48,275	22,573	13,305	3,928	1,808	1,069	9,618	100,576
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total 1 - 4 family real estate	48,275	22,573	13,305	3,928	1,808	1,069	9,618	100,576
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Commercial real estate - other
Grade
1 (Pass)	187,086	153,764	32,641	36,278	2,613	4,043	86,370	502,795
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	14,612	-	-	-	-	1,089	-	15,701
4 (Substandard)	-	-	-	-	-	126	-	126
Total Commercial real estate - other	201,698	153,764	32,641	36,278	2,613	5,258	86,370	518,622
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Commercial and industrial
Grade
1 (Pass)	158,062	59,265	38,093	2,777	1,706	4,059	221,471	485,433
2 (Watch)	-	-	-	-	-	-	4,094	4,094
3 (Special Mention)	4,151	-	-	-	-	-	1,616	5,767
4 (Substandard)	20,660	7,937	98	8	-	-	2,188	30,891
Total Commercial and industrial	186,967	67,202	38,191	2,785	1,706	4,059	225,275	526,185
Current-period gross charge-offs	16,500	-	-	-	-	-	-	16,500
Agriculural
Grade
1 (Pass)	9,283	5,789	23,205	4,283	927	1,104	21,904	66,495
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total agriculural	9,283	5,789	23,205	4,283	927	1,104	21,904	66,495
Current-period gross charge-offs	-	7	-	-	-	-	-	7
Consumer
Grade
1 (Pass)	4,415	1,545	2,171	2,554	663	1,819	1,270	14,437
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	80	-	80
Total consumer	4,415	1,545	2,171	2,554	663	1,899	1,270	14,517
Current-period gross charge-offs	17	-	-	-	-	-	-	17
Total loans held for investment	$478,116	$253,139	$112,695	$50,029	$7,815	$13,433	$448,374	$1,363,601
Total current-period gross charge-offs	$16,517	$7	$-	$-	$-	$-	$-	$16,524

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

Aged Analysis of Past Due Loans Receivable
The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2023 and December 31, 2022 (dollars in thousands):

	Past Due						Total Loans
	30–59 Days	60–89 Days	Greater than 90 Days	Total	Current	Total Loans	> 90 Days & Accruing

December 31, 2023
Construction & development	$-	$-	$-	$-	$137,206	$137,206	$-
1 - 4 family real estate	-	-	-	-	100,576	100,576	-
Commercial real estate - other	-	-	-	-	518,622	518,622	-
Commercial & industrial(1)	472	10,969	9,946	21,387	504,798	526,185	9,946
Agricultural	-	-	-	-	66,495	66,495	-
Consumer(2)	-	27	80	107	14,410	14,517	80

Total	$472	$10,996	$10,026	$21,494	$1,342,107	$1,363,601	$10,026

December 31, 2022
Construction & development	$-	$-	$-	$-	$163,203	$163,203	$-
1 - 4 family real estate	-	-	-	-	76,928	76,928	-
Commercial real estate - other	-	617	-	617	438,384	439,001	-
Commercial & industrial(1)	21	-	9,923	9,944	503,067	513,011	9,923
Agricultural	4	-	-	4	66,141	66,145	-
Consumer	291	82	22	395	14,554	14,949	18

Total	$316	$699	$9,945	$10,960	$1,262,277	$1,273,237	$9,941

(1)
The $9.95 million and $9.92 million that is greater than 90 days past due as of December 31, 2023 and December 31, 2022, respectively, primarily consists of a single borrower that is well collateralized and for which collection is being diligently pursued.

(2)	The $80,000 that is greater than 90 days past due as of December 31, 2023, consists of a single borrower that is well secured and for which collection is being diligently pursued.

Bank7 Corp.
Notes to Consolidated Financial Statements
Nonaccrual Loans

The following table presents information regarding nonaccrual loans as of December 31, 2023 (dollars in thousands):

	With an Allowance	No Allowance	Total Non- Accrual Loans	Related Allowance	Interest Income Recognized

December 31, 2023
Construction & development	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-
Commercial Real Estate - other	-	126	126	-	24
Commercial & industrial	10,255	8,560	18,815	2,147	3,625
Agricultural	-	-	-	-	-
Consumer	-	-	-	-	-

Total	$10,255	$8,686	$18,941	$2,147	$3,649

The following table presents impaired loans, prior to the adoption of ASU 2016-13, as of December 31, 2022 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2022
Construction & development	$-	$-	$-	$-	$-	$21	$-
1 - 4 Family Real Estate	-	-	-	-	-	-	-
Commercial Real Estate - other	2,808	1,983	-	1,983	-	11,749	141
Commercial & industrial	19,882	18,882	133	19,015	133	11,773	1,214
Agricultural	-	-	-	-	-	14	-
Consumer	31	22	-	22	-	27	-

Total	$22,721	$20,887	$133	$21,020	$133	$23,584	$1,355

Bank7 Corp.
Notes to Consolidated Financial Statements
Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the nine months ended December 31, 2023, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent. At a minimum, the estimated value of the collateral for loan equals the current book value.

The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows (dollars in thousands):

	Collateral Type
		Business			Specific
	Real Estate	Assets	Other Assets	Total	Allocation
December 31, 2023
Construction & development	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-
Commercial Real Estate - other	126	-	-	126	-
Commercial & industrial	-	20,848	9,932	30,780	2,038
Agricultural	-	-	-	-	-
Consumer	27	-	80	107	-

Total	$153	$20,848	$10,012	$31,013	$2,038

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

Bank7 Corp.
Notes to Consolidated Financial Statements
Modifications to Borrowers Experiencing Financial Difficulty

The following tables present the amortized cost basis at the end of the reporting period of loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification made, as well as the financial effect of the modifications made as of December 31, 2023:

Term Extension and Payment Deferral
	Amortized Cost Basis	% of Total Class	Financial Effect

December 31, 2023
Construction & development	$-	-%
1 - 4 Family Real Estate	-	-
Commercial Real Estate - other	-	-
Commercial & industrial	10,108	1.9	Extended the maturity of loan by four months, and payment of principal and interest deferred until the sale of collateral
Agricultural	-	-
Consumer	-	-

Total	$10,108	1.9%

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table depicts the performance of loans that have been modified in the last 12 months:

	Current	30-89 Days Past Due	90+ Days Past Due	Non-Accruing

December 31, 2023
Construction & development	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-
Commercial Real Estate - other	-	-	-	-
Commercial & industrial	-	-	-	10,108
Agricultural	-	-	-	-
Consumer	-	-	-	-

Total	$-	$-	$-	$10,108

Bank7 Corp.
Notes to Consolidated Financial Statements
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

As of December 31, 2022, there were no troubled-debt restructurings modified and subsequently defaulted for the year ended December 31, 2022.

The following table represents information regarding nonperforming assets at December 31, 2022 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2022
Nonaccrual loans	$-	$-	$1,348	$6,686	$-	$5	$8,039
Troubled-debt restructurings (1)	-	-	-	-	-	-	-
Accruing loans 90 or more days past due	-	-	-	9,923	-	18	9,941

Total nonperforming loans	$-	$-	$1,348	$16,609	$-	$23	$17,980

(1) $1.2 million of TDRs as of December 31, 2022, are included in the nonaccrual loans balance.

Bank7 Corp.
Notes to Consolidated Financial Statements

Note 7:	Premises and Equipment

Major classifications of premises and equipment, stated at cost and net of accumulated depreciation are as follows (dollars in thousands):

	December 31,
	2023	2022

Land, buildings and improvements	$18,138	$15,504
Furniture and equipment	2,625	2,803
Automobiles	976	958
	21,739	19,265
Less accumulated depreciation	(6,797)	(6,159)

Net premises and equipment	$14,942	$13,106

Note 8:	Goodwill and Core Deposit Intangibles

The following is a summary of goodwill and intangible assets (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2023
Goodwill	$8,688	$(230)	$8,458
Core deposit intangibles	3,315	(2,284)	1,031
Total	$12,003	$(2,514)	$9,489

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2022
Goodwill	$8,833	$(230)	$8,603
Core deposit intangibles	3,315	(1,979)	1,336
Total	$12,148	$(2,209)	$9,939

See Note 2 for discussion on the $146,000 in adjustments to Goodwill as of the year-ended December 31, 2023.

Amortization expense for intangible assets totaled $305,000, $307,000 and $183,000 for the years ended December 31, 2023, 2022 and 2021, respectively.  Estimated amortization expense for each of the remaining life is as follows (dollars in thousands):

2024	$155
2025	125
2026	125
2027	125
2028	125
Thereafter	376
Total	$1,031

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 9:	Interest-Bearing Deposits

The aggregate amount of interest-bearing time deposits in denominations that meet or exceed the insured limit were $88.1 million and $42.6 million at December 31, 2023 and 2022, respectively.

At December 31, 2023, the scheduled maturities of interest-bearing time deposits were as follows (dollars in thousands):

2024	$224,811
2025	29,383
2026	1,962
2027	483
Thereafter	137
Total	$256,776

Note 10:	Income Taxes

The (benefit)/provision for income taxes for the years ended December 31, 2023, 2022 and 2021 consists of the following (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021

Federal:
Current	$8,490	$9,480	$6,204
Deferred	(921)	(1,309)	90
Total federal tax provision	$7,569	$8,171	$6,294

State:
Current	$1,540	$1,562	$1,440
Deferred	(161)	(101)	21
FIN48	-	(13)	-
Total state tax provision	$1,379	$1,448	$1,461

Total income tax provision	$8,948	$9,619	$7,755

Bank7 Corp.
Notes to Consolidated Financial Statements
The provision for income taxes for the years ended December 31, 2023, 2022 and 2021 differs from the federal rate of 21% due to the following:

	Year Ended December 31,
	2023	2022	2021

Statutory U.S. Federal Income Tax	$7,789	$8,244	$6,492
Increase (decrease) resulting from:
State Taxes	1,069	1,154	1,214
Permanent Differences	57	240	121
Return to provision and deferred true ups	13	(7)	-
FIN 48 Activity	-	(13)	-
Other	20	1	(72)
Provision for income taxes	$8,948	$9,619	$7,755

Deferred tax assets (liabilities) included in other assets in the accompanying consolidated balance sheet consist of the following:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Allowance for loan losses	$4,666	$3,345
Non-accrual Loans	317	204
Deferred Compensation	347	218
Deferred Revenue	291	302
Discounts and premiums on assets acquired	15	191
Net unrealized loss on securities available for sale	1,651	2,639
Accrued expenses	-	204
Lease liabilities	471	492
Other	330	-
Total deferred tax assets	$8,088	$7,595

Deferred tax liabilities:
Property and equipment	$(940)	$(1,066)
Intangible assets	(355)	(402)
Prepaid Expenses	(124)	(149)
Right of Use Asset	(464)	(500)
Other	(318)	(15)
Total deferred tax liabilities	$(2,201)	$(2,132)

Net deferred tax assets	$5,887	$5,463

Bank7 Corp.
Notes to Consolidated Financial Statements
In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize all benefits related to these deductible differences as of December 31, 2023.

The Company does not have any net operating loss or tax credit carryforwards as of December 31, 2023.

The Company is not presently under examination by the Internal Revenue Service or any state tax authority.

The Company establishes reserves for uncertain tax positions that reflect management’s best estimate of deductions and credits that may not be sustained on a more-likely-than-not basis. Recognized income tax positions are measured at the largest amount that is considered greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no uncertain tax positions as of December 31, 2023 and 2022, and there were no interest or penalties related to uncertain tax positions reflected in the consolidated statements of income for the years ended December 31, 2023, 2022, and 2021.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 11:	Letters of Credit

The Bank has entered into an arrangement with the FHLB resulting in the FHLB issuing letters of credit on behalf of the Bank with the resulting beneficiary being certain public funds in connection with these deposits.  Outstanding letters of credit to secure these public funds at December 31, 2023 and 2022 were $400,000 and $800,000, respectively.  Loans with a collateral value of approximately $159.6 million and $130.0 million were used to secure the letters of credit at December 31, 2023 and 2022, respectively.

Note 12:	Advances and Borrowings

The Bank has a blanket floating lien security agreement with a maximum borrowing capacity of $159.2 million and $129.2 million at December 31, 2023 December 31, 2022, respectively, with the FHLB, under which the Bank is required to maintain collateral for any advances, including its stock in the FHLB, as well as qualifying first mortgage and other loans.  The Bank had no advances from the FHLB at December 31, 2023 or 2022.

Note 13:	Shareholders’ Equity

On October 28, 2021, the Company adopted a Repurchase Plan (the “RP”) that authorizes the repurchase of up to 750,000 shares of the Company’s stock. Stock repurchases under the RP take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. The RP expired on October 28, 2023. There were no share repurchases under this plan. On October 30, 2023, the Company adopted a new Repurchase Plan (the “New RP”) that authorizes the repurchase of up to 750,000 shares of the Company’s stock. Stock repurchases under the New RP will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. There were no repurchases as of December 31, 2023.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I, and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2023, that the Company and Bank meet all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of December 31, 2023, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

Bank7 Corp.
Notes to Consolidated Financial Statements
The Company’s and Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirements		With Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2023
Total capital to risk-weighted assets
Company	$185,171	12.74%	$116,251	8.00%	$152,579	10.50%	N/A	N/A
Bank	185,118	12.75%	116,169	8.00%	152,472	10.50%	$145,211	10.00%
Tier I capital to risk-weighted assets
Company	166,982	11.49%	87,188	6.00%	123,516	8.50%	N/A	N/A
Bank	166,942	11.50%	87,127	6.00%	123,429	8.50%	116,169	8.00%
CET I capital to risk-weighted assets
Company	166,982	11.49%	65,391	4.50%	101,719	7.00%	N/A	N/A
Bank	166,942	11.50%	65,345	4.50%	101,648	7.00%	94,387	6.50%
Tier I capital to average assets
Company	166,982	9.50%	70,318	4.00%	N/A	N/A	N/A	N/A
Bank	166,942	9.50%	70,318	4.00%	N/A	N/A	87,897	5.00%

As of December 31, 2022
Total capital to risk-weighted assets
Company	$158,158	12.41%	$101,990	8.00%	$133,862	10.50%	N/A	N/A
Bank	158,158	12.42%	101,909	8.00%	133,756	10.50%	$127,387	10.00%
Tier I capital to risk-weighted assets
Company	143,424	11.25%	76,493	6.00%	108,365	8.50%	N/A	N/A
Bank	143,424	11.26%	76,432	6.00%	108,279	8.50%	101,909	8.00%
CET I capital to risk-weighted assets
Company	143,424	11.25%	57,370	4.50%	89,241	7.00%	N/A	N/A
Bank	143,424	11.26%	57,324	4.50%	89,171	7.00%	82,801	6.50%
Tier I capital to average assets
Company	143,424	9.19%	62,460	4.00%	N/A	N/A	N/A	N/A
Bank	143,424	9.18%	62,489	4.00%	N/A	N/A	78,111	5.00%

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

As of December 31, 2023, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At December 31, 2023, approximately $65.5 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 14:	Related-Party Transactions

At December 31, 2023 and December 31, 2022, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties) approximating $203,000 and $132,000, respectively.

The Bank leases office and retail banking space in Oklahoma City and Woodward, Oklahoma from Central Park on Lincoln, LLC and Haines Realty Investments Company, LLC, respectively, both related parties of the Company.  Lease expense totaled $251,000, $155,000 and $175,000 for the years ended December 31, 2023, 2022 and 2021, respectively.  In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 15:	Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to the maximum legal limit with the Bank matching up to 5% of the employee’s salary. Employer contributions charged to expense for the years ended December 31, 2023, 2022 and 2021 totaled $399,000, $366,000 and $267,000, respectively.

Stock-Based Compensation

The Company adopted a nonqualified incentive stock option plan (the “Bank7 Corp. 2018 Equity Incentive Plan”) in September 2018 and amended the Bank7 Corp. 2018 Equity Plan on May 20, 2020 adding an additional 507,500 shares to the plan. The Bank7 Corp. 2018 Equity Incentive Plan will terminate in September 2028, if not extended. Compensation expense, net of settlement of shares for payroll withholding related to the Plan for the years ended December 31, 2023, 2022 and 2021 totaled $2,164,000, $1,384,000 and $1,040,000, respectively. There were 637,371 shares available for future grants as of December 31, 2023.

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

The following table is a summary of the stock option activity under the Bank7 Corp. 2018 Equity Incentive Plan (dollar amounts in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Year Ended December 31, 2023
Outstanding at December 31, 2022	251,550	$17.52
Options Granted	-	-
Options Exercised	(28,423)	17.71
Options Forfeited	(2,188)	15.15
Outstanding at December 31, 2023	220,939	17.52	5.64	$2,172,070
Exercisable at December 31, 2023	173,684	18.04	5.27	$1,616,278

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Year Ended December 31, 2022
Outstanding at December 31, 2021	264,000	$17.41
Options Granted	5,000	23.87
Options Exercised	(17,450)	17.73
Options Forfeited	-	-
Outstanding at December 31, 2022	251,550	17.52	6.64	$2,032,509
Exercisable at December 31, 2022	170,485	18.39	6.05	$1,229,200

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

Bank7 Corp.
Notes to Consolidated Financial Statements
The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the year ended December 31, 2022, there were no options granted during the year ended December 2023:

For the Year Ended December 31, 2022
Risk-free interest rate	3.47%
Dividend yield	1.96%
Stock price volatility	34.92%
Expected term	7.01

The following table summarizes share information about RSUs for the years ended December 31, 2023 and 2022:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Year Ended December 31, 2023
Outstanding at December 31, 2022	112,591	$19.15
Shares granted	163,311	29.76
Shares vested	(57,354)	19.48
Shares forfeited	(7,087)	27.34
End of the period balance	211,461	$26.98

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Year Ended December 31, 2022
Outstanding at December 31, 2021	172,993	$19.02
Shares granted	3,000	22.66
Shares vested	(61,902)	18.88
Shares forfeited	(1,500)	22.13
End of the period balance	112,591	$19.15

As of December 31, 2023, there was approximately $4.5 million of unrecognized compensation expense related to 211,000 unvested RSUs and $156,000 of unrecognized compensation expense related to 221,000 unvested and/or unexercised stock options. The RSU expense is expected to be recognized over a weighted average period of 3.85 years, the stock option expense is expected to be recognized over a weighted average period of 1.29 years.

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

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2023 and December 31, 2022 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2023
Impaired loans (collateral- dependent)	$16,370	$-	$-	$16,370
Asset retirement obligations	361	-	-	361

December 31, 2022
Impaired loans (collateral- dependent)	$6,553	$-	$-	$6,553

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted- Average
December 31, 2023
Collateral-dependent impaired loans	$16,370	Estimated cash to be received pending resolution of bankruptcy proceedings	Estimated cost to sell	0%
Asset retirement obligaions	361	Expected present value	Plugging and abandonment expense	0%

December 31, 2022
Collateral-dependent impaired loans	$6,553	Appraisals from comparable assets	Estimated cost to sell	20%

The following table presents estimated fair values of the Company’s financial instruments not recorded at fair value at December 31, 2023 and December 31, 2022 (dollars in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2023

Financial Assets
Cash and due from banks	$181,042	$181,042	$-	$-	$181,042
Interest-bearing time deposits in other banks	17,679	-	17,679	-	17,679
Loans, net of allowance	1,341,148	-	1,321,413	16,370	1,337,783
Loans held for sale	718	-	718	-	718
Nonmarketable equity securities	1,283	-	1,283	-	1,283
Interest receivable and other assets	35,878	-	19,211	16,667	35,878

Financial Liabilities
Deposits	$1,591,391	$-	$1,590,295	$-	$1,590,295
Interest payable and other liabilities	9,647	-	8,335	1,312	9,647

December 31, 2022

Financial Assets
Cash and due from banks	$109,115	$109,115	$-	$-	$109,115
Interest-bearing time deposits in other banks	5,474	-	5,474	-	5,474
Loans, net of allowance	1,255,722	-	1,245,825	6,553	1,252,378
Nonmarketable equity securities	1,209	-	1,209	-	1,209
Interest receivable	8,124	-	8,124	-	8,124

Financial Liabilities
Deposits	$1,431,400	$-	$1,429,565	$-	$1,429,565
Interest payable	339	-	339	-	339

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

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at December 31, 2023 or December 31, 2022.

Interest Receivable and Other Assets

Interest receivable and other assets include prepaid expenses, right-of-use lease assets, interest receivable on loans, deferred tax assets, and oil and gas related assets. For prepaid expense, right-of-use lease assets, deferred tax assets, and interest receivable on loans the carrying amount approximates fair value. For the determination of fair value of oil and gas assets, see discussion in Note 1, Summary of Significant Accounting Policies--Specific to Production of Oil and Natural Gas Reserves Operations.

Interest Payable and Other Liabilities

Interest payable and other liabilities include unfunded commitment liabilities, lease liabilities, interest payable on deposits,dividends payable, other accrued liabilities, and oil and gas related liabilities. For unfunded commitment liabilities, lease liabilities, interest payable on deposits, dividends payable, and other accrued liabilities carrying amount approximates fair value.For the determination of fair value of oil and gas liabilities, see discussion in Note 1, Summary of Significant Accounting Policies--Specific to Production of Oil and Natural Gas Reserves Operations.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 17:	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets.  The following summarizes those financial instruments with contract amounts representing credit risk as of December 31, 2023 and December 31, 2022 (dollars in thousands):

	December 31, 2023	December 31, 2022
Commitments to extend credit	$256,888	$198,027
Financial and performance standby letters of credit	4,247	1,043
	$261,135	$199,070

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

On January 1, 2023, the Company adopted ASU 2016-13, see Note (1) and Note (6).  Upon adoption, the Company estimated an allowance for credit losses on off-balance sheet credit exposures, which resulted in recording a reserve for unfunded loan commitments of $500,000.  The reserve for unfunded loan commitments totaled $464,000 and $0 at December 31, 2023 and December 31, 2022, respectively.

Note 18:	Significant Estimates and Concentrations

GAAP requires disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for loan losses are reflected in Note 6 regarding loans.

As of December 31, 2023, hospitality loans were 22% of gross total loans with outstanding balances of $298.5 million and unfunded commitments of $5.7 million; energy loans were 14% of gross total loans with outstanding balances of $190.6 million and unfunded commitments of $55.1 million.

The Company evaluates goodwill for potential goodwill impairment on an annual basis or more often based on consideration if any impairment indicators have occurred. A prolonged strain on the U.S. economy impacting the Company could result in goodwill being partially or fully impaired. At December 31, 2023, goodwill of $8.5 million was recorded on the consolidated balance sheet.

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

Rental expense on all operating leases, including those rented on a monthly or temporary basis were as follows (Dollars in thousands):

Year Ending December 31:
2023	$1,001
2022	777
2021	799

As of December 31, 2023, a right of use lease asset included in interest receivable and other assets on the balance sheet totaled $2.0 million, and a related lease liability included in accrued interest payable and other liabilities on the balance sheet totaled $2.0 million. As of December 31, 2023, our operating leases have a weighted-average remaining lease term of 16.0 years and a weighted-average discount rate of 3.8 percent.

Future minimum rental commitments of branch facilities and office equipment due under non-cancelable operating leases at December 31, 2023, were as follows (dollars in thousands):

2024	$553
2025	353
2026	274
2027	200
2028	108
Thereafter	850
Total lease payments	2,338
Less imputed interest	(350)
Operating lease liability	$1,988

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 20:	Asset Retirement Obligation

Asset retirement obligations (“ARO”) relate to our obligation for the plugging and abandonment of oil and natural gas properties. The ARO is recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. Accretion expense is included within “Other” noninterest expense of the consolidated statements of comprehensive income and consolidated statements of cash flows. If the fair value of the estimated ARO changes, an adjustment is recorded for both the ARO and the asset retirement cost.

The following table is a reconciliation of changes in the Company’s asset retirement obligations for the periods ended December 31, 2023:

Asset retirement obligations as of January 1, 2023	$-
Liability additions	350,563
Accretion expense	10,517
Asset retirement obligations as of December 31, 2023	$361,080

The fair value of the ARO is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Fair value, to the extent possible, includes a market risk premium for unforeseeable circumstances.

Inherent in the fair value calculation of the ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental, and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance.

Note 21:	General Litigation

The Company is involved in the later stages of a process related to a loan customer that filed for bankruptcy in the third quarter of 2023.  As a part of that process, one of the parties involved has also filed a separate lawsuit that is also being adjudicated by the bankruptcy court.  As of December 31, 2023, the Company has recorded a specific reserve related to the loans with this customer, included in the allowance for credit losses.  As of the date of the financial statements, management believes the specific reserve for these loans is sufficient to cover the remaining costs related to the bankruptcy process and related litigation.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 22:	Parent-only Financial Statements

Condensed Balance Sheets
	December 31,
Assets	2023	2022

Cash and due from banks	$40	$297
Investment in bank subsidiary	169,275	143,049
Dividends receivable	1,932	1,463
Goodwill	1,011	1,011

Total assets	$172,258	$145,820

Liabilities and Shareholders’ Equity

Dividends Payable	$1,932	$1,463
Other liabilities	-	257

Total liabilities	1,932	1,720

Total shareholders’ equity	170,326	144,100

Total liabilities and shareholders’ equity	$172,258	$145,820

Condensed Statements of Comprehensive Income	For the Years Ended December 31,
	2023	2022	2021
Income
Dividends from subsidiary bank	$6,790	$4,738	$4,078

Total Income	6,790	4,738	4,078

Expense
Other	-	-	-

Total expense	-	-	-

Income and equity in undistributed net income of bank subsidiary	6,790	4,738	4,078
Equity in undistributed net income of bank subsidiary	21,485	24,900	19,081

Income before Taxes	28,275	29,638	23,159
Income tax expense	-	-	-

Net Income Available to Common Shareholders	$28,275	$29,638	$23,159

Other Comprehensive Income
Equity in other comprehensive (loss) income of subsidiary	$3,158	$(9,447)	$144
Other comprehensive gain(loss)	$3,158	$(9,447)	$144
Comprehensive Income	$31,433	$20,191	$23,303

Bank7 Corp.
Notes to Consolidated Financial Statements
Condensed Statements of Cash Flows	For the Years Ended December 31,
	2023	2022	2021

Operating Activities
Net income	$28,275	$29,638	$23,159
Items not requiring (providing) cash
Equity in undistributed net income	(21,485)	(24,900)	(19,081)

Changes in
Other current assets and liabilities	(727)	(374)	(102)

Net cash provided by operating activities	6,063	4,364	3,976

Financing Activities
Common stock issued, net of offering costs	1	-	1
Dividends paid	(6,323)	(4,364)	(3,982)

Net cash used in financing activities	(6,322)	(4,364)	(3,981)

Increase (Decrease) in Cash and Due from Banks	(259)	-	(5)

Cash and Due from Banks, Beginning of Period	297	297	302

Cash and Due from Banks, End of Period	$38	$297	$297

Supplemental Disclosure of Cash Flows Information
Dividends declared and not paid	$1,932	$1,463	$1,089

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure

a)	Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2023 of the Company’s disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31,2023.

b)	Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework (2013 edition),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2023.

c)	Not applicable.

d)	Changes in Internal Control Over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

Financial Statements

See index to Consolidated Financial Statements on page 44.

Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under “Part II — Item 8. Financial Statements and Supplementary Data.”

Exhibits

3.1	Amended and Restated Certificate of Incorporation of Bank7 Corp.(1)

3.2	Second Amended and Restated Bylaws of Bank7 Corp.(2)

4.1	Specimen Common Stock Certificate of Bank7 Corp.(3)

4.2	Description of Common Stock Securities Registered Pursuant to Section 12 of the Exchange Act of 1934(4)

10.1	Form of Tax Sharing Agreement(5)

10.2	Bank7 Corp. 2018 Equity Incentive Plan(6)

10.3	First Amendment to Bank7 Corp. 2018 Equity Incentive Plan(7)

10.4	Form of Stock Option award Agreement under the Bank7 Corp. 2018 Equity Incentive Plan(8)

10.5	Form of Restricted Stock Unit Award Agreement under the Bank7 Corp. 2018 Equity Incentive Plan(9)

10.6	Form of Indemnification Agreement(10)

10.7	Form of Registration Rights Agreement(11)

10.8	Stock Award Agreement Between the Company and Thomas L. Travis issued under the 2018 Equity Incentive Plan (12)

10.9	Stock Award Agreement Between the Company and Jason E. Estes issued under the 2018 Equity Incentive Plan(13)

10.10	Share Acquisition Agreement dated as of October 6, 2021 by and among Bank7 Corp., Watonga Bancshares, Inc., Cornerstone Bank, and Randy Barrett solely in his capacity as representative (14)

10.11	Employment Agreement dated March 30, 2022 between the Company and Thomas L. Travis (15)

10.12	Employment Agreement dated March 30, 2022 between the Company and Jason E. Estes (16)

21	Subsidiaries of Bank7 Corp.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Policy Relating to the Recover of Erroneously Awarded Compensation

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2021.

(2)	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2024 (File No. 333-227010).

(3)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(4)	Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 30, 2020.

(5)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2018 (File No. 333-227010).

(6)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(7)	Incorporated by reference to Appendix A of the Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 31, 2020.

(8)	Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(9)	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(10)	Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(11)	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2018 (File No. 333-227010).

(12)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2019.

(13)	Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2023.

(14)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2021.

(15)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2022.

(16)	Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2023.

Item 16.   Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank7 Corp.

Date: March 25, 2024	By:	/s/ Thomas L. Travis
Thomas L. Travis
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kelly J. Harris
Kelly J. Harris
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William B. Haines	Director; Chairman	March 25, 2024
William B. Haines

/s/ Thomas L. Travis	Director; President and Chief Executive Officer (Principal Executive Officer)	March 25, 2024
Thomas L. Travis

/s/ William M. Buergler	Director	March 25, 2024
William M. Buergler

/s/ John T. Phillips	Director	March 25, 2024
John T. Phillips

/s/ Gary D. Whitcomb	Director	March 25, 2024
Gary D. Whitcomb

/s/ J. Michael Sanner	Director	March 25, 2024
J. Michael Sanner

/s/ Teresa L. Dick	Director	March 25, 2024
Teresa L. Dick

/s/ Edward P. Gray	Director	March 25, 2024
Edward P. Gray