Form 10-Q
period 2024-03-31
Bank7 Corp.
filed 2024-05-15
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number: 001-38656

BANK7 CORP.
(Exact name of registrant as specified in its charter)

Oklahoma	20-0764349
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1039 N.W. 63rd Street, Oklahoma City, Oklahoma	73116
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (405) 810-8600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	BSVN	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an “emerging growth company”. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 15, 2024, the registrant had 9,247,956 shares of common stock, par value $0.01, outstanding.

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

Bank7 Corp.
Unaudited Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except par value)

Assets	March 31, 2024 (unaudited)	December 31, 2023

Cash and due from banks	$193,218	$181,042
Interest-bearing time deposits in other banks	17,181	17,679
Available-for-sale debt securities	151,872	169,487
Loans, net of allowance for credit losses of $19,696 and $19,691 at March 31, 2024 and December 31, 2023, respectively	1,354,195	1,341,148
Loans held for sale	-	718
Premises and equipment, net	15,376	14,942
Nonmarketable equity securities	1,278	1,283
Core deposit intangibles	970	1,031
Goodwill	8,458	8,458
Interest receivable and other assets	32,435	35,878

Total assets	$1,774,983	$1,771,666

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$452,326	$482,349
Interest-bearing	1,127,846	1,109,042

Total deposits	1,580,172	1,591,391

Income taxes payable	3,946	302
Interest payable and other liabilities	10,483	9,647

Total liabilities	1,594,601	1,601,340

Shareholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding: 9,238,206 and 9,197,696 at March 31, 2024 and December 31, 2023, respectively	92	92
Additional paid-in capital	97,669	97,417
Retained earnings	88,310	78,962
Accumulated other comprehensive loss	(5,689)	(6,145)

Total shareholders’ equity	180,382	170,326

Total liabilities and shareholders’ equity	$1,774,983	$1,771,666

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2024	2023
Interest Income
Loans, including fees	$30,117	$25,352
Interest-bearing time deposits in other banks	253	49
Debt securities, taxable	1,012	706
Debt securities, tax-exempt	73	87
Other interest and dividend income	1,832	1,186

Total interest income	33,287	27,380

Interest Expense
Deposits	11,277	7,374

Total interest expense	11,277	7,374

Net Interest Income	22,010	20,006

Provision for Credit Losses	-	475

Net Interest Income After Provision for Credit Losses	22,010	19,531

Noninterest Income
Mortgage lending income	51	54
Loss on sales, prepayments, and calls of available-for-sale debt securities	-	(1)
Service charges on deposit accounts	249	235
Other	1,708	384

Total noninterest income	2,008	672

Noninterest Expense
Salaries and employee benefits	5,289	4,680
Furniture and equipment	230	249
Occupancy	661	719
Data and item processing	458	386
Accounting, marketing and legal fees	99	298
Regulatory assessments	386	394
Advertising and public relations	145	148
Travel, lodging and entertainment	51	61
Other	1,816	714

Total noninterest expense	9,135	7,649

Income Before Taxes	14,883	12,554
Income tax expense	3,595	2,947
Net Income	$11,288	$9,607

Earnings per common share - basic	$1.22	$1.05
Earnings per common share - diluted	1.21	1.04
Weighted average common shares outstanding - basic	9,220,154	9,146,932
Weighted average common shares outstanding - diluted	9,317,813	9,264,247

Other Comprehensive Income
Unrealized gains on securities, net of tax expense of $0 and $554 for the three months ended March 31, 2024 and 2023, respectively	$456	$1,755
Reclassification adjustment for realized losses included in net income net of tax of $0 and $0 for the three months ended March 31, 2024 and 2023, respectively	-	1
Other comprehensive income	$456	$1,756
Comprehensive Income	$11,744	$11,363

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Common Stock (Shares)
Balance at beginning of period	9,197,696	9,131,973
Exercise of employee stock options	4,251	11,737
Shares issued for restricted stock units	51,511	13,234
Shares acquired and canceled	(15,252)	(4,967)
Balance at end of period	9,238,206	9,151,977

Common Stock (Amount)
Balance at beginning of period	$92	$91
Shares issued for restricted stock units	-	1
Balance at end of period	$92	$92

Additional Paid-in Capital
Balance at beginning of period	$97,417	$95,263
Shares purchased and retired for restricted stock units	(417)	(136)
Exercise of stock options	65	208
Stock-based compensation expense	604	506
Balance at end of period	$97,669	$95,841

Retained Earnings
Balance at beginning of period	$78,962	$58,049
Net income	11,288	9,607
Cumulative effect of change in accounting principle, net of tax of $0 and $178 for March 31, 2024 and 2023, respectively	-	(572)
Cash dividends declared ($0.21 and $0.16 per share for March 31, 2024 and 2023, respectively)
March 31, 2024 and 2023, respectively)	(1,940)	(1,464)
Balance at end of period	$88,310	$65,620

Accumulated Other Comprehensive Loss
Balance at beginning of period	$(6,145)	$(9,303)
Comprehensive income	456	1,756
Balance at end of period	$(5,689)	$(7,547)

Total Shareholders' equity	$180,382	$154,006

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in thousands)

	Three Months Ended March 31,
	2024	2023

Operating Activities
Net income	$11,288	$9,607
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	295	326
Provision for credit losses	-	475
(Accretion)Amortization of premiums and discounts on securities	(374)	92
Gain on sales of loans	(51)	(54)
Net loss on sale of available-for-sale debt securities	-	1
Stock-based compensation expense	604	506
Cash receipts from the sale of loans originated for sale	4,157	2,914
Cash disbursements for loans originated for sale	(3,388)	(2,860)
Deferred income tax benefit	(125)	(245)
Changes in
Interest receivable and other assets	3,568	(1,012)
Interest payable and other liabilities	4,472	3,823

Net cash provided by operating activities	20,446	13,573

Investing Activities
Maturities of interest-bearing time deposits in other banks	2,245	1,495
Purchases of interest-bearing time deposits in other banks	(1,747)	(997)
Maturities, prepayments and calls of available-for-sale debt securities	102,322	2,414
Purchases of available-for-sale debt securities	(83,877)	-
Net change in loans	(13,047)	(8,855)
Purchases of premises and equipment	(668)	(219)
Change in nonmarketable equity securities	5	(6)

Net cash provided by (used in) investing activities	5,233	(6,168)

Financing Activities
Net change in deposits	(11,219)	62,259
Cash distributions	(1,932)	(1,463)
Shares purchased and retired for restricted stock units	(417)	(136)
Net settlement of stock options	65	208
Common stock issued for restricted stock units	-	1

Net cash provided by (used in) financing activities	(13,503)	60,869

Net Increase in Cash and Due from Banks	12,176	68,274

Cash and Due from Banks, Beginning of Period	181,042	109,115

Cash and Due from Banks, End of Period	$193,218	$177,389

Supplemental Disclosure of Cash Flows Information
Interest paid	$11,182	$7,058
Income taxes paid	$97	$21
Dividends declared and not paid	$1,940	$1,464
Measurement period goodwill adjustment	$-	$(146)

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1:	Nature of Operations and Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position, results of operations, and cash flows of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. The have been no significant changes in the accounting policies of the Company since December 31, 2023, the date of the most recent annual report. The condensed consolidated balance sheet of the Company as of December 31, 2023 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and notes normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The information contained in the financial statements and footnotes included in Company’s annual report for the year ended December 31, 2023, should be referred to in connection with these unaudited interim consolidated financial statements. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, the Bank and its two subsidiaries, 1039 NW 63rd, LLC, which holds real estate utilized by the Bank, and Giddings Production, LLC, which is engaged in the production of oil, natural gas and natural liquid (“NGL”) reserves in Texas.All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Note 2:	Recent Events, Including Mergers and Acquisitions

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

As of March 31, 2024, the Company had oil and gas assets and related receivables of $13.9 million included in “interest receivable and other assets” on the consolidated balance sheets, assets retirement obligations and oil and gas related liabilities of $850,000 included in “interest payable and other liabilities” on the consolidated balance sheets, oil and gas related revenues of $1.4 million included in “Other” noninterest income on the consolidated statements of comprehensive income, and oil and gas related expenses of $1.2 million included in “Other” noninterest expense on the consolidated statements of comprehensive income.

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

On March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, effectively eliminating reserve requirements for all depository institutions. There was no reserve requirement as of March 31, 2024.

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

The following table shows the computation of basic and diluted earnings per share:

	As of and for the three months ended March 31,
	2024	2023
(Dollars in thousands, except per share amounts)
Numerator
Net income	$11,288	$9,607

Denominator
Weighted-average shares outstanding for basic earnings per share	9,220,154	9,146,932
Dilutive effect of stock compensation (1)	97,659	117,315
Denominator for diluted earnings per share	9,317,813	9,264,247

Earnings per common share
Basic	$1.22	$1.05
Diluted	$1.21	$1.04

(1)
The following have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented: Nonqualified stock options outstanding of 5,000 and 5,000 for the three month periods ended March 31, 2024 and 2023, respectively; Restricted stock units outstanding of 50,000 and 161,311 for the three month periods ended March 31, 2024 and 2023, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 5: Debt Securities

The following table summarizes the amortized cost and fair value of debt securities available-for-sale at March 31, 2024 and December 31, 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale as of March 31, 2024
U.S. Federal agencies	$93	$-	$(2)	$91
Mortgage-backed securities(1)(2)	37,220	-	(4,138)	33,082
State and political subdivisions	26,234	-	(1,530)	24,704
U.S. Treasuries	90,382	3	(768)	89,617
Corporate debt securities	5,500	-	(1,122)	4,378
Total available-for-sale	159,429	3	(7,560)	151,872
Total debt securities	159,429	3	(7,560)	151,872

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale as of December 31, 2023
U.S. Federal agencies	$138	$-	$(3)	$135
Mortgage-backed securities(1)(2)	38,465	-	(3,963)	34,502
State and political subdivisions	27,368	-	(1,512)	25,856
U.S. Treasuries	106,030	-	(1,373)	104,657
Corporate debt securities	5,500	-	(1,163)	4,337
Total available-for-sale	177,501	-	(8,014)	169,487
Total debt securities	177,501	-	(8,014)	169,487

(1)	All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities.
(2)
Included in amortized cost of mortgage-backed securities is $24.09 million and $24.80 million of residential mortgage-backed securities and $13.13 million and $13.67 million of commercial mortgage-backed securities as of March 31, 2024 and December 31, 2023, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The amortized cost and estimated fair value of investment securities at March 31, 2024 and December 31, 2023, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of March 31, 2024
Due in one year or less	$89,148	$89,090
Due after one year through five years	17,052	15,956
Due after five years through ten years	15,847	13,603
Due after ten years	162	141
Mortgage-backed securities	37,220	33,082
Total available-for-sale	159,429	151,872

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of December 31, 2023
Due in one year or less	$105,944	$105,186
Due after one year through five years	15,654	14,675
Due after five years through ten years	17,276	14,980
Due after ten years	162	144
Mortgage-backed securities	38,465	34,502
Total available-for-sale	177,501	169,487

There was one holding of securities of issuers in an amount greater than 10% of stockholders equity at March 31, 2024, a U.S. Treasury note with a fair value of $84.36 million.

The following table presents a summary of realized gains and losses from the sale, prepayment and call of debt securities:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
(in thousands)
Proceeds from sales, maturities, prepayments and calls	$102,322	$2,414
Gross realized losses on sales, prepayments and calls	-	(1)
Total realized (losses), net	$-	$(1)

The following table details book value of pledged securities as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Book value of pledged securities	$107,535	$121,283

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table details gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023. As of March 31, 2024, the Company had the ability and intent to hold the debt securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased or acquired. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statements of comprehensive income.

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Available-for-sale as of March 31, 2024
U.S. Federal agencies	$-	$-	$91	$(2)	$91	$(2)
Mortgage-backed securities	-	-	33,082	(4,138)	33,082	(4,138)
State and political subdivisions(1)	172	(3)	24,532	(1,527)	24,704	(1,530)
U.S. Treasuries	-	-	5,258	(768)	5,258	(768)
Corporate debt securities	-	-	4,378	(1,122)	4,378	(1,122)
Total available-for-sale	$172	$(3)	$67,341	$(7,557)	$67,513	$(7,560)

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Available-for-sale as of December 31, 2023
U.S. Federal agencies	$-	$-	$135	$(3)	$135	$(3)
Mortgage-backed securities	-	-	34,502	$(3,963)	34,502	(3,963)
State and political subdivisions(1)	1,160	(5)	24,696	$(1,507)	25,856	(1,512)
U.S. Treasuries	-	-	104,657	$(1,373)	104,657	(1,373)
Corporate debt securities	-	(195)	4,337	$(968)	4,337	(1,163)
Total available-for-sale	$1,160	$(200)	$168,327	$(7,814)	$169,487	$(8,014)

(1)
Of our state and political subdivision securities, $21.70 million and $22.84 million are rated BBB+ or better and $3.01 million and $3.02 million are not rated as of March 31, 2024 and December 31, 2023, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6:	Loans and Allowance for Credit Losses

A summary of loans at March 31, 2024 and December 31, 2023, are as follows (dollars in thousands):

	March 31, 2024	December 31, 2023

Construction & development	$143,721	$137,206
1 - 4 family real estate	116,092	100,576
Commercial real estate - other	513,513	518,622
Total commercial real estate	$773,326	$756,404

Commercial & industrial	525,752	526,185
Agricultural	62,132	66,495
Consumer	15,069	14,517

Gross loans	1,376,279	1,363,601

Less allowance for credit losses	(19,696)	(19,691)
Less deferred loan fees	(2,388)	(2,762)

Net loans	$1,354,195	$1,341,148

Included in the commercial & industrial loan balances are $2.0 million of loans that were originated under the SBA PPP program as of March 31, 2024 and December 31, 2023, respectively.

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
The following table presents, by portfolio segment, the activity in the allowance for credit losses for the three months ended March 31, 2024 and 2023 (dollars in thousands):
	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

March 31, 2024
Loans
Balance, beginning of period	$1,417	$1,271	$6,889	$9,237	$628	$249	$19,691
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	5	-	-	5
Net (charge-offs) recoveries	-	-	-	5	-	-	5

Provision (credit) for credit losses	-	-	-	-	-	-	-
Balance, end of period	$1,417	$1,271	$6,889	$9,242	$628	$249	$19,696

Unfunded Commitments
Balance, beginning of period	$158	$4	$8	$280	$11	$3	$464
Provision (credit) for credit losses	-	-	-	-	-	-	-
Balance, end of period	$158	$4	$8	$280	$11	$3	$464

Total allowance for credit losses and reserve for unfunded commitments	$1,575	$1,275	$6,897	$9,522	$639	$252	$20,160
Total Provision for Credit Losses	$-	$-	$-	$-	$-	$-	$-

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

March 31, 2023
Loans
Balance, beginning of period	$1,889	$890	$5,080	$5,937	$765	$173	$14,734
Impact of CECL adoption	44	(138)	(168)	716	(149)	(55)	250
Charge-offs	-	-	-	-	-	(12)	(12)
Recoveries	-	-	-	-	2	3	5
Net (charge-offs) recoveries	-	-	-	-	2	(9)	(7)

Provision (credit) for credit losses	(194)	286	792	(598)	116	73	475
Balance, end of period	$1,739	$1,038	$5,704	$6,055	$734	$182	$15,452

Unfunded Commitments
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-
Impact of CECL adoption	171	4	24	274	25	2	500
Provision (credit) for credit losses	-	-	-	-	-	-	-
Balance, end of period	$171	$4	$24	$274	$25	$2	$500

Total allowance for credit losses and reserve for unfunded commitments	$1,910	$1,042	$5,728	$6,329	$759	$184	$15,952
Total Provision for Credit Losses	$(194)	$286	$792	$(598)	$116	$73	$475

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Internal Risk Categories

Each loan segment is made up of loan categories possessing similar risk characteristics.

Risk characteristics applicable to each segment of the loan portfolio are described as follows:

Real Estate – The real estate portfolio consists of residential and commercial properties loans.  Residential loans are generally secured by owner occupied 1–4 family residences.  Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers.  Credit risk in these loans can be impacted by economic conditions within the Company’s market areas that might impact either property values or a borrower’s personal income.  Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.  Commercial real estate loans in this category typically involve larger principal amounts and are repaid primarily from the cash flow of a borrower’s principal business operation, the sale of the real estate or income independent of the loan purpose.  Credit risk in these loans is driven by the creditworthiness of a borrower, property values, the local economy and other economic conditions impacting a borrower’s business or personal income.

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

The Company evaluates the definitions of loan grades and the allowance for credit losses methodology on an ongoing basis.  No changes were made to either during the period ended March 31, 2024.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables presents the amortized cost of the Company’s loan portfolio with the gross charge-offs for the three months ended by year of origination based on internal rating category as of March 31, 2024, and for the twelve months ended by year of origination based on internal rating category as of December 31, 2023 (dollars in thousands):

As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development
Grade
1 (Pass)	$20,553	$13,801	$2,212	$3,053	$188	$139	$102,899	$142,845
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	563	-	-	-	-	-	-	563
4 (Substandard)	-	-	-	-	-	-	313	313
Total construction & development	21,116	13,801	2,212	3,053	188	139	103,212	143,721
Current-period gross charge-offs	-	-	-	-	-	-	-	-
1 - 4 family real estate
Grade
1 (Pass)	23,789	45,192	20,928	12,841	3,884	2,266	7,192	116,092
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total 1 - 4 family real estate	23,789	45,192	20,928	12,841	3,884	2,266	7,192	116,092
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Commercial real estate - other
Grade
1 (Pass)	12,864	179,139	152,714	27,944	35,794	6,485	82,773	497,713
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	14,612	-	-	-	1,066	-	15,678
4 (Substandard)	-	-	-	-	-	122	-	122
Total Commercial real estate - other	12,864	193,751	152,714	27,944	35,794	7,673	82,773	513,513
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Commercial and industrial
Grade
1 (Pass)	26,540	150,522	53,823	35,639	1,561	5,369	220,799	494,253
2 (Watch)	-	-	-	-	-	-	3,934	3,934
3 (Special Mention)	-	-	-	-	-	-	1,586	1,586
4 (Substandard)	7,386	18,556	-	37	-	-	-	25,979
Total Commercial and industrial	33,926	169,078	53,823	35,676	1,561	5,369	226,319	525,752
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Agriculural
Grade
1 (Pass)	3,352	8,453	5,069	20,495	4,203	1,814	18,746	62,132
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total agriculural	3,352	8,453	5,069	20,495	4,203	1,814	18,746	62,132
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Consumer
Grade
1 (Pass)	2,430	3,481	1,217	1,746	2,442	2,285	1,442	15,043
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	26	-	26
Total consumer	2,430	3,481	1,217	1,746	2,442	2,311	1,442	15,069
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Total loans held for investment	$97,477	$433,756	$235,963	$101,755	$48,072	$19,572	$439,684	$1,376,279
Total current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development
Grade
1 (Pass)	$26,915	$2,266	$3,182	$201	$98	$44	$103,711	$136,417
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	563	-	-	-	-	-	226	789
4 (Substandard)	-	-	-	-	-	-	-	-
Total construction & development	27,478	2,266	3,182	201	98	44	103,937	137,206
Current-period gross charge-offs	-	-	-	-	-	-	-	-
1 - 4 family real estate
Grade
1 (Pass)	48,275	22,573	13,305	3,928	1,808	1,069	9,618	100,576
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total 1 - 4 family real estate	48,275	22,573	13,305	3,928	1,808	1,069	9,618	100,576
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Commercial real estate - other
Grade
1 (Pass)	187,086	153,764	32,641	36,278	2,613	4,043	86,370	502,795
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	14,612	-	-	-	-	1,089	-	15,701
4 (Substandard)	-	-	-	-	-	126	-	126
Total Commercial real estate - other	201,698	153,764	32,641	36,278	2,613	5,258	86,370	518,622
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Commercial and industrial
Grade
1 (Pass)	162,156	59,265	38,093	2,777	1,706	4,059	217,377	485,433
2 (Watch)	-	-	-	-	-	-	4,094	4,094
3 (Special Mention)	4,151	-	-	-	-	-	1,616	5,767
4 (Substandard)	20,660	7,937	98	8	-	-	2,188	30,891
Total Commercial and industrial	186,967	67,202	38,191	2,785	1,706	4,059	225,275	526,185
Current-period gross charge-offs	16,500	-	-	-	-	-	-	16,500
Agriculural
Grade
1 (Pass)	9,283	5,789	23,205	4,283	927	1,104	21,904	66,495
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total agriculural	9,283	5,789	23,205	4,283	927	1,104	21,904	66,495
Current-period gross charge-offs	-	7	-	-	-	-	-	7
Consumer
Grade
1 (Pass)	4,415	1,545	2,171	2,554	663	1,819	1,270	14,437
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	80	-	80
Total consumer	4,415	1,545	2,171	2,554	663	1,899	1,270	14,517
Current-period gross charge-offs	17	-	-	-	-	-	-	17

Total loans held for investment	$478,116	$253,139	$112,695	$50,029	$7,815	$13,433	$448,374	$1,363,601
Total current-period gross charge-offs	$16,517	$7	$-	$-	$-	$-	$-	$16,524

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Aged Analysis of Past Due Loans Receivable

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	Past Due
	30–59 Days	60–89 Days	Greater than 90 Days	Total	Current	Total Loans	Total Loans > 90 Days & Accruing

March 31, 2024
Construction & development	$-	$-	$313	$313	$143,408	$143,721	$-
1 - 4 family real estate	-	-	-	-	116,092	116,092	-
Commercial real estate - other	1,670	-	-	1,670	511,843	513,513	-
Commercial & industrial	8,272	-	10,160	18,432	507,320	525,752	-
Agricultural	234	-	-	234	61,898	62,132	-
Consumer	281	-	-	281	14,788	15,069	-
Total	$10,457	$-	$10,473	$20,930	$1,355,349	$1,376,279	$-

December 31, 2023
Construction & development	$-	$-	$-	$-	$137,206	$137,206	$-
1 - 4 family real estate	-	-	-	-	100,576	100,576	-
Commercial real estate - other	-	-	-	-	518,622	518,622	-
Commercial & industrial(1)	472	10,969	9,946	21,387	504,798	526,185	9,946
Agricultural	-	-	-	-	66,495	66,495	-
Consumer(2)	-	27	80	107	14,410	14,517	80
Total	$472	$10,996	$10,026	$21,494	$1,342,107	$1,363,601	$10,026

(1) The $9.95 million that is greater than 90 days past due as of December 31, 2023, primarily consists of a single borrower that is well collateralized and for which collection is being diligently pursued.

(2) The $80,000 that is greater than 90 days past due as of December 31, 2023, consists of a single borrower that is well secured and for which collection is being diligently pursued.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonaccrual Loans

The following table presents information regarding nonaccrual loans as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	With an Allowance	No Allowance	Total Non- Accrual Loans	Related Allowance
March 31, 2024
Construction & development	$-	$313	$313	$-
1 - 4 Family Real Estate	-	-	-	-
Commercial Real Estate - other	-	122	122	-
Commercial & industrial	10,244	13,666	23,910	2,135
Agricultural	-	-	-	-
Consumer	-	-	-	-
Total	$10,244	$14,101	$24,345	$2,135

	With an Allowance	No Allowance	Total Non- Accrual Loans	Related Allowance
December 31, 2023
Construction & development	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-
Commercial Real Estate - other	-	126	126	-
Commercial & industrial	10,255	8,560	18,815	2,147
Agricultural	-	-	-	-
Consumer	-	-	-	-
Total	$10,255	$8,686	$18,941	$2,147

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the three months ended March 31, 2024 and 2023, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent.  At a minimum, the estimated value of the collateral for loan equals the current book value.

The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows (dollars in thousands):

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation

March 31, 2024
Construction & development	$313	$-	$-	$313	$-
1 - 4 Family Real Estate	-	-	-	-	-
Commercial Real Estate - other	122	-	-	122	-
Commercial & industrial	-	25,875	-	25,875	2,032
Agricultural	-	-	-	-	-
Consumer	26	-	-	26	-

Total	$461	$25,875	$-	$26,336	$2,032

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation

December 31, 2023
Construction & development	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-
Commercial Real Estate - other	126	-	-	126	-
Commercial & industrial	-	20,848	9,932	30,780	2,038
Agricultural	-	-	-	-	-
Consumer	27	-	80	107	-

Total	$153	$20,848	$10,012	$31,013	$2,038

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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

Modifications to Borrowers Experiencing Financial Difficulty

The following tables present the amortized cost basis at the end of the reporting period of loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification made, as well as the financial effect of the modifications made as of March 31, 2024. There were no loans modified to borrowers experiencing financial difficulty as of March 31, 2023.

Term Extension and Payment Deferral
	Amortized Cost Basis	% of Total Class	Financial Effect

March 31, 2024			(Dollars in thousands)
Construction & development	$-	-%
1 - 4 Family Real Estate	-	-
Commercial Real Estate - other	-	-
Commercial & industrial	10,108	1.9	Extended the maturity of loan by four months, and payment of principal and interest deferred until the sale of collateral
Agricultural	-	-
Consumer	-	-

Total	$10,108	1.9%

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table depicts the performance of loans that have been modified in the last 12 months (dollars in thousands):

	Current	30-89 Days Past Due	90+ Days Past Due	Non-Accruing

March 31, 2024
Construction & development	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-
Commercial Real Estate - other	-	-	-	-
Commercial & industrial	-	-	-	10,108
Agricultural	-	-	-	-
Consumer	-	-	-	-

Total	$-	$-	$-	$10,108

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7:	Shareholders’ Equity

On October 28, 2021, the Company adopted a Repurchase Plan (the “RP”) that authorizes the repurchase of up to 750,000 shares of the Company’s stock. Stock repurchases under the RP take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. The RP expired on October 28, 2023. There were no share repurchases under this plan. On October 30, 2023, the Company adopted a new Repurchase Plan (the “New RP”) that authorizes the repurchase of up to 750,000 shares of the Company’s stock. Stock repurchases under the New RP will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. There were no repurchases as of March 31, 2024.

A summary of the activity under the RP is as follows:

	Three Months Ended March 31,
	2024	2023
Number of shares repurchased	-	-
Average price of shares repurchased	$-	$-
Shares remaining to be repurchased	750,000	750,000

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I, and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2024, that the Company and Bank meet all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of March 31, 2024, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company’s and Bank’s actual capital amounts and ratios are presented in the following table as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	Actual		Minimum Capital Requirements		With Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2024
Total capital to risk-weighted assets
Company	$194,904	13.36%	$116,718	8.00%	$153,192	10.50%	N/A	N/A
Bank	194,851	13.36%	116,636	8.00%	153,085	10.50%	$145,795	10.00%
Tier I capital to risk-weighted assets
Company	176,643	12.11%	87,538	6.00%	124,013	8.50%	N/A	N/A
Bank	176,603	12.11%	87,477	6.00%	123,926	8.50%	116,636	8.00%
CET I capital to risk-weighted assets
Company	176,643	12.11%	65,654	4.50%	102,128	7.00%	N/A	N/A
Bank	176,603	12.11%	65,608	4.50%	102,056	7.00%	94,767	6.50%
Tier I capital to average assets
Company	176,643	10.10%	69,923	4.00%	N/A	N/A	N/A	N/A
Bank	176,603	10.10%	69,923	4.00%	N/A	N/A	87,404	5.00%

As of December 31, 2023
Total capital to risk-weighted assets
Company	$185,171	12.74%	$116,251	8.00%	$152,579	10.50%	N/A	N/A
Bank	185,118	12.75%	116,169	8.00%	152,472	10.50%	$145,211	10.00%
Tier I capital to risk-weighted assets
Company	166,982	11.49%	87,188	6.00%	123,516	8.50%	N/A	N/A
Bank	166,942	11.50%	87,127	6.00%	123,429	8.50%	116,169	8.00%
CET I capital to risk-weighted assets
Company	166,982	11.49%	65,391	4.50%	101,719	7.00%	N/A	N/A
Bank	166,942	11.50%	65,345	4.50%	101,648	7.00%	94,387	6.50%
Tier I capital to average assets
Company	166,982	9.50%	70,318	4.00%	N/A	N/A	N/A	N/A
Bank	166,942	9.50%	70,318	4.00%	N/A	N/A	87,897	5.00%

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

As of March 31, 2024, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At March 31, 2024, approximately $55.7 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 8:	Related-Party Transactions

At March 31, 2024 and December 31, 2023, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties) approximating $195,000 and $203,000, respectively.

The Bank leases office and retail banking space in Oklahoma City and Woodward, Oklahoma from Central Park on Lincoln, LLC and Haines Realty Investments Company, LLC, respectively, both related parties of the Company.  Lease payments totaled $65,000 and $56,000 for the three months ended March 31, 2024 and 2023, respectively.  In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 9:	Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to the maximum legal limit with the Company matching up to 5% of the employee’s salary.  Employer contributions charged to expense for the three months ended March 31, 2024 and 2023 totaled $109,000 and $97,000, respectively.

Stock-Based Compensation

The Company adopted an equity incentive plan (the “Incentive Plan”) in September 2018. The Incentive Plan permits the grant of restricted stock units and nonqualified incentive stock options.  The Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Incentive Plan for the three months ended March 31, 2024 and 2023 totaled $604,000 and $506,000, respectively.  There were 628,742 shares available for future grants as of March 31, 2024.

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

The Company uses newly issued shares for granting RSUs and stock options.

The following table is a summary of the stock option activity under the Incentive Plan (dollar amounts in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Three Months Ended March 31, 2024
Outstanding at December 31, 2023	220,939	$17.52
Options Granted	-	-
Options Exercised	(4,251)	15.48
Options Forfeited	-	-
Outstanding at March 31, 2024	216,688	17.56	5.37	$2,305,791
Exercisable at March 31, 2024	194,124	17.75	5.18	$2,028,212

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Three Months Ended March 31, 2023
Outstanding at December 31, 2022	251,550	$17.52
Options Granted	-	-
Options Exercised	(11,737)	17.73
Options Forfeited	-	-
Outstanding at March 31, 2023	239,813	17.51	6.39	$1,689,247
Exercisable at March 31, 2023	188,495	17.98	6.02	$1,239,140

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period.

There were no new grants for the three months ended March 31, 2024 and 2023.

The following table summarizes share information about RSUs for the three months ended March 31, 2024 and 2023:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Three Months Ended March 31, 2024
Outstanding at December 31, 2023	211,461	$26.98
Shares granted	100,606	27.34
Shares vested	(51,511)	27.07
Shares forfeited	-	-
End of the period balance	260,556	$27.11

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Three Months Ended March 31, 2023
Outstanding at December 31, 2022	112,591	$18.66
Shares granted	163,311	29.76
Shares vested	(13,234)	18.13
Shares forfeited	-	-
End of the period balance	262,668	$25.59

As of March 31, 2024, there was approximately $6.7 million of unrecognized compensation expense related to 260,556 unvested RSUs and $121,000 of unrecognized compensation expense related to 216,668 unvested and/or unexercised stock options. The stock option expense is expected to be recognized over a weighted average period of 1.09 years, and the RSU expense is expected to be recognized over a weighted average period of 3.59 years.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2024 and December 31, 2023 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2024
Collateral-dependent loans	$16,370	$-	$-	$16,370
Asset retirement obligations	369	-	-	369

December 31, 2023
Collateral-dependent loans	$16,370	$-	$-	$16,370
Asset retirement obligations	361	-	-	361

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

Collateral-Dependent Loans, Net of Allowance for Credit Losses

The estimated fair value of collateral-dependent loans is based on fair value, less estimated cost to sell. Collateral-dependent loans are classified within Level 3 of the fair value hierarchy.

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

Asset retirement obligations

Asset retirement obligations related to the plugging and abandonment of oil and natural gas properties and are classified within the Level 3 of the fair value hierarchy.

The fair value of the asset retirement obligations is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Fair value, to the extent possible, includes a market risk premium for unforeseeable circumstances. Inherent in the fair value calculation of the asset retirement obligations are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental, and political environments. To the extent future revisions to these assumptions impact the fair value of the existing asset retirement obligations liability, a corresponding adjustment is made to the oil and gas property balance.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements(dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs
March 31, 2024
Collateral-dependent loans	$16,370	Estimated cash to be received pending resolution of bankruptcy proceedings	Estimated cost to sell
Asset retirement obligations	369	Expected present value	Plugging and abandonment expense

December 31, 2023
Collateral-dependent loans	$16,370	Estimated cash to be received pending resolution of bankruptcy proceedings	Estimated cost to sell
Asset retirement obligations	361	Expected present value	Plugging and abandonment expense

The following table presents estimated fair values of the Company’s financial instruments not recorded at fair value at March 31, 2024 and December 31, 2023 (dollars in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
March 31, 2024

Financial Assets
Cash and due from banks	$193,218	$193,218	$-	$-	$193,218
Interest-bearing time deposits in other banks	17,181	-	17,181	-	17,181
Loans, net of allowance	1,354,195	-	1,333,573	16,370	1,349,943
Nonmarketable equity securities	1,278	-	1,278	-	1,278
Interest receivable and other assets	32,435	-	18,582	13,853	32,435

Financial Liabilities
Deposits	$1,580,172	$-	$1,578,820	$-	$1,578,820
Interest payable and other liabilities	10,483	-	9,633	850	10,483

December 31, 2023

Financial Assets
Cash and due from banks	$181,042	$181,042	$-	$-	$181,042
Interest-bearing time deposits in other banks	17,679	-	17,679	-	17,679
Loans, net of allowance	1,341,148	-	1,321,413	16,370	1,337,783
Loans held for sale	718	-	718	-	718
Nonmarketable equity securities	1,283	-	1,283	-	1,283
Interest receivable and other assets	35,878	-	19,211	16,667	35,878

Financial Liabilities
Deposits	$1,591,391	$-	$1,590,295	$-	$1,590,295
Interest payable and other liabilities	9,647	-	8,335	1,312	9,647

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

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at March 31, 2024 and December 31, 2023.

Interest Receivable and Other Assets

Interest receivable and other assets include prepaid expenses, right-of-use lease assets, interest receivable on loans, deferred tax assets, and oil and gas related assets. For prepaid expense, right-of-use lease assets, deferred tax assets, and interest receivable on loans the carrying amount approximates fair value. For the determination of fair value of oil and gas assets, see discussion in the December 31, 2023 Form 10-K, Note 1, Summary of Significant Accounting Policies--Specific to Production of Oil and Natural Gas Reserves Operations.

Interest Payable and Other Liabilities

Interest payable and other liabilities include unfunded commitment liabilities, lease liabilities, interest payable on deposits, dividends payable, other accrued liabilities, and oil and gas related liabilities. For unfunded commitment liabilities, lease liabilities, interest payable on deposits, dividends payable, and other accrued liabilities carrying amount approximates fair value. For the determination of fair value of oil and gas liabilities, see discussion in the December 31, 2023 Form 10-K, Note 1, Summary of Significant Accounting Policies--Specific to Production of Oil and Natural Gas Reserves Operations.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 11:	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets. The following summarizes those financial instruments with contract amounts representing credit risk as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024	December 31, 2023
Commitments to extend credit	$304,676	$256,888
Financial and performance standby letters of credit	1,560	4,247
	$306,236	$261,135

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

On January 1, 2023, the Company adopted ASU 2016-13, see Note (6).  Upon adoption, the Company estimated an allowance for credit losses on off-balance sheet credit exposures, which resulted in recording a reserve for unfunded loan commitments of $500,000.  The reserve for unfunded loan commitments totaled $464,000 at March 31, 2024 and December 31, 2023.

Note 12:	Significant Estimates and Concentrations

GAAP requires disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for credit losses are reflected in Note 6 regarding loans.  Current vulnerabilities due to off-balance sheet credit risk are discussed in Note 11.

As of March 31, 2024, hospitality loans were 21% of gross total loans with outstanding balances of $292.2 million and unfunded commitments of $4.5 million; energy loans were 14% of gross total loans with outstanding balances of $187.6 million and unfunded commitments of $64.3 million.

The Company evaluates goodwill for potential goodwill impairment on an annual basis or more often based on consideration if any impairment indicators have occurred. A prolonged strain on the U.S. economy impacting the Company could result in goodwill being partially or fully impaired. At March 31, 2024, goodwill of $8.5 million was recorded on the consolidated balance sheet.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Q1 2024 Overview

We reported total loans of $1.37 billion as of March 31, 2024, an increase of $94.5 million, or 7.4%, from March 31, 2023. Total deposits were $1.58 billion as of March 31, 2024, an increase of $88.6 million, or 5.9%, as compared to March 31, 2023.

Pre-tax net income was $14.9 million, an increase of $2.3 million, or 18.6%, for the three months ended March 31, 2024 as compared to pre-tax net income of $12.6 million for the same period in 2023.

Pre-tax return on average assets and return on average equity was 3.40% and 33.97%, respectively for the three months ended March 31, 2024, as compared to 3.18% and 34.17%, respectively, for the same period in 2023. Tax-adjusted return on average assets and return on average equity was 2.58% and 25.77%, respectively for the three months ended March 31, 2024, as compared to 2.43% and 26.15%, respectively, for the same period in 2023. Our efficiency ratio for the three months ended March 31, 2024 was 38.29% as compared to 36.62% for the same period in 2023.

The provision for credit losses for the three months ended March 31, 2024 decreased $475,000, or 100.0%, as compared to the same period in 2023.

Results of Operations

Three Months Ended March 31, 2024 and March 31, 2023

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

	Net Interest Margin
	For the Three Months Ended March 31,
	2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Short-term investments	$176,072	$2,085	4.75%	$134,650	$1,235	3.72%
Debt securities, taxable	153,468	1,012	2.64	153,533	706	1.86
Debt securities, tax exempt(1)	18,269	73	1.60	20,318	87	1.74
Loans held for sale	238	-	-	43	-	-
Total loans(2)	1,369,692	30,117	8.82	1,271,081	25,352	8.09
Total interest-earning assets	1,717,739	33,287	7.77	1,579,625	27,380	7.03
Noninterest-earning assets	39,769			23,542
Total assets	$1,757,508			$1,603,167

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$845,129	8,196	3.89%	$803,618	5,753	2.90%
Time deposits	264,973	3,081	4.66	213,760	1,621	3.08
Total interest-bearing deposits	1,110,102	11,277	4.07	1,017,378	7,374	2.94
Total interest-bearing liabilities	$1,110,102	11,277	4.07	$1,017,378	7,374	2.94

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$460,028			$425,640
Other noninterest-bearing liabilities	11,657			11,131
Total noninterest-bearing liabilities	471,685			436,771
Shareholders' equity	175,721			149,018
Total liabilities and shareholders' equity	$1,757,508			$1,603,167

Net interest income		$22,010			$20,006
Net interest spread			3.70%			4.10%
Net interest margin			5.14%			5.14%

(1)	Taxable-equivalent yield of 2.11% as of March 31, 2024, applying a 24.2% effective tax rate
(2)	Average loan balances include monthly average nonaccrual loans of $22.5 million and $7.8 million as of March 31, 2024 and March 31, 2023, respectively, are included in loans.

For the first quarter of 2024 compared to the first quarter of 2023:
-	Interest income on total loans totaled $30.1 million, an increase of $4.8 million or 18.8%, due to an increase in average loans of $98.6 million, or 7.8%, and increased loan yields as discussed below;
-
Yields on our interest-earning assets totaled 7.77%, an increase of 74 basis points which was attributable to higher loan rates of 73 basis points, an increase in yield on short term investments of 103 basis points, and an increase in yield on taxable debt securities of 78 basis points; and

-	Net interest margin remained consistent at 5.14%.

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

	Analysis of Changes in Interest Income and Expenses
	For the Three Months Ended
	March 31, 2024 vs 2023
	Change due to:
	Volume(1)	Rate(1)	Interest
			Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$384	$466	$850
Debt securities	(9)	301	292
Total loans	1,989	2,776	4,765
Total increase (decrease) in interest income	2,364	3,543	5,907

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	300	2,143	2,443
Time deposits	393	1,067	1,460
Total interest-bearing deposits	693	3,210	3,903
Total increase (decrease) in interest expense	693	3,210	3,903

Increase (Decrease) in net interest income	$1,671	$333	$2,004

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

Securities
Our investment portfolio consists entirely of securities classified as available for sale. As a result, the carrying values of our investment securities are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

We evaluate our available for sale securities portfolio on a quarterly basis for potential credit-related losses. We assess potential credit losses by comparing the fair value of a debt security to its amortized cost basis. If the fair value of a debt security is greater than the amortized cost basis, no allowance for credit losses is recognized.  If the fair value is less than the amortized cost basis, we review the factors to determine if the impairment is credit-related or noncredit-related.  For debt securities we intend to sell or are more likely than not required to sell, before the recovery of their amortized cost basis, the difference between fair value and amortized cost is impaired and is recognized through earnings. For debt securities we do not intend to sell or are more likely than not required to sell, prior to expected recovery of amortized cost basis, the credit portion of the impairment is recognized through earnings, with a corresponding entry to an allowance for credit losses, and the noncredit portion is recognized through accumulated other comprehensive income.

 The following table summarizes the maturity distribution schedule with corresponding weighted average taxable equivalent yields of the debt securities portfolio at March 31, 2024. The following table presents securities at their expected maturities, which may differ from contractual maturities. The Company manages its debt securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds:

	As of March 31, 2024
			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total

	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *
Available-for-sale	(Dollars in thousands)
U.S. Federal agencies	$-	0.00%	$91	3.18%	$-	0.00%	$-	0.00%	$91	3.18%
Mortgage-backed securities	482	1.08	9,205	1.32	2,434	1.56	20,961	1.67	33,082	1.56
State and political subdivisions	4,731	0.97	13,110	1.34	6,722	1.57	141	1.62	24,704	1.34
U.S. Treasuries	84,359	4.20	2,755	1.05	2,503	1.12	-	-	89,617	4.00
Corporate debt securities	-	-	-	-	4,378	3.30	-	-	4,378	3.30
Total	$89,572	4.01%	$25,161	1.31%	$16,037	2.01%	$21,102	1.67%	$151,872	2.97%
Percentage of total	58.98%		16.57%		10.56%		13.89%		100.00%

*Yield is on a taxable-equivalent basis using 21% tax rate

Provision for Credit Losses

Credit risk is inherent in the business of making loans. We establish an Allowance for credit losses (“Allowance”) through charges to earnings, which are shown in the statements of comprehensive income as the provision for credit losses.  The provision for credit losses and level of Allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, and the valuation of problems and the general economic conditions in our market areas.

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023:

-	The provision for credit losses decreased from $475,000 to $0; and
-	The allowance as a percentage of gross loans increased by 22 basis points to 1.43%.

Noninterest Income

The following table sets forth the major components of our noninterest income for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
	2024	2023	$ Increase	% Increase
			(Decrease)	(Decrease)
	(Dollars in thousands)
Noninterest income:
Mortgage lending income	$51	$54	$(3)	-5.56%
Loss on sales of available-for-sale debt securities	-	(1)	1	-100.00%
Service charges on deposit accounts	249	235	14	5.96%
Other income and fees	1,708	384	1,324	344.79%
Total noninterest income	$2,008	$672	$1,336	198.81%

Noninterest income for the three months ended March 31, 2024 was $2.0 million compared to $672,000 for the same period in 2023, an increase of $1.3 million, or 198.81%. The increase was primarily attributable to income related to the operation of oil and gas assets acquired during the fourth quarter of 2023, see Note 2 of the financial statements.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
	2024	2023	$ Increase	% Increase
			(Decrease)	(Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$5,289	$4,680	$609	13.01%
Furniture and equipment	230	249	(19)	-7.63%
Occupancy	661	719	(58)	-8.07%
Data and item processing	458	386	72	18.65%
Accounting, marketing, and legal fees	99	298	(199)	-66.78%
Regulatory assessments	386	394	(8)	-2.03%
Advertising and public relations	145	148	(3)	-2.03%
Travel, lodging and entertainment	51	61	(10)	-16.39%
Other expense	1,816	714	1,102	154.34%
Total noninterest expense	$9,135	$7,649	$1,486	19.43%

Noninterest expense for the three months ended March 31, 2024 was $9.1 million compared to $7.6 million for the same period in 2023, an increase of $1.5 million, or 19.4%. The increase was primarily attributable to expense related to the operation of oil and gas assets acquired during the fourth quarter of 2023, see Note 2 of the financial statements.

Financial Condition

The following discussion of our financial condition compares March 31, 2024 and December 31, 2023.

Total Assets

Total assets increased $3.3 million, or 0.2%, to $1.77 billion as of March 31, 2024, compared to $1.77 billion as of December 31, 2023.

Loan Portfolio

The following table presents the balance and associated percentage of each major category in our loan portfolio as of March 31, 2024 and December 31, 2023:

	As of March 31,		As of December 31,
	2024		2023
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$143,721	10.4%	$137,206	10.1%
1-4 family real estate	116,092	8.4%	100,576	7.4%
Commercial real estate - other	513,513	37.3%	518,622	38.0%
Total commercial real estate	773,326	56.1%	756,404	55.5%

Commercial & industrial	525,752	38.3%	526,185	38.5%
Agricultural	62,132	4.5%	66,495	4.9%
Consumer	15,069	1.1%	14,517	1.1%
Gross loans	1,376,279	100.0%	1,363,601	100.0%
Less: unearned income, net	(2,388)		(2,762)
Total Loans, net of unearned income	1,373,891		1,360,839
Less: Allowance for credit losses	(19,696)		(19,691)
Net loans	$1,354,195		$1,341,148

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of March 31, 2024 and December 31, 2023, our gross loans were $1.38 billion and $1.36 billion, respectively.  Included in the commercial & industrial loan balances at March 31, 2024 and December 31, 2023, respectively, are $2.0 million and $2.0 million of loans that were originated under the SBA PPP program.

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

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of March 31, 2024
			Due after One Year		Due after Five Years
	Due in One Year or Less		Through Five Years		Through Fifteen Years		Due after Fifteen Years
	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Total
	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Construction & development	$10,359	$71,884	$8,040	$52,398	$-	$650	$390	$-	$143,721
1-4 family real estate	13,876	17,049	48,888	24,241	-	6,969	5,069	-	116,092
Commercial real estate - other	51,168	72,866	149,526	208,540	64	21,450	9,899	-	513,513
Total commercial real estate	75,403	161,799	206,454	285,179	64	29,069	15,358	-	773,326

Commercial & industrial	18,832	271,446	24,977	197,605	3,028	9,253	611	-	525,752
Agricultural	16,854	17,363	12,731	11,180	-	1,164	2,840	-	62,132
Consumer	2,145	1	5,726	144	625	3,538	2,890	-	15,069
Gross loans	$113,234	$450,609	$249,888	$494,108	$3,717	$43,024	$21,699	$-	$1,376,279

	As of December 31, 2023
			Due after One Year		Due after Five Years
	Due in One Year or Less		Through Five Years		Through Fifteen Years		Due after Fifteen Years
	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Total
	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Construction & development	$11,431	$70,040	$8,970	$44,935	$-	$1,438	$392	$-	$137,206
1-4 family real estate	13,628	13,015	41,602	21,451	26	5,443	5,411	-	100,576
Commercial real estate - other	50,251	65,120	152,250	219,260	129	21,283	10,329	-	518,622
Total commerical real estate	75,310	148,175	202,822	285,646	155	28,164	16,132	-	756,404

Commercial & industrial	20,389	263,564	41,520	186,776	3,276	10,041	619	-	526,185
Agricultural	13,250	22,615	13,935	13,032	-	810	2,853	-	66,495
Consumer	2,170	14	5,490	121	595	3,604	2,523	-	14,517
Gross loans	$111,119	$434,368	$263,767	$485,575	$4,026	$42,619	$22,127	$-	$1,363,601

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

The allowance was $19.7 million at March 31, 2024 and December 31, 2023.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Balance at beginning of the period	$19,691	$14,734
Impact of CECL adoption	-	250
Provision for credit losses for loans	-	475
Charge-offs:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	-	-
Commercial & industrial	-	-
Agricultural	-	-
Consumer	-	(12)
Total charge-offs	-	(12)
Recoveries:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	-	-
Commercial & industrial	5	-
Agricultural	-	2
Consumer	-	3
Total recoveries	5	5
Net recoveries (charge-offs)	5	(7)
Balance at end of the period	$19,696	$15,452
Net recoveries (charge-offs) to average loans	0.00%	0.00%

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of March 31,		As of December 31,
	2024		2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,417	7.2%	$1,417	7.2%
1-4 family real estate	1,271	6.5%	1,271	6.5%
Commercial real estate - Other	6,889	35.0%	6,889	35.0%
Commercial & industrial	9,242	46.8%	9,237	46.8%
Agricultural	628	3.2%	628	3.2%
Consumer	249	1.3%	249	1.3%
Total	$19,696	100.0%	$19,691	100.0%

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

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of March 31, 2024	As of December 31, 2023
	(Dollars in thousands)
Nonaccrual loans(1)	$24,345	$18,941
Accruing loans 90 or more days past due	-	10,026
Total nonperforming assets	$24,345	$28,967
Ratio of nonperforming loans to total loans	1.77%	2.13%
Ratio of nonaccrual loans to total loans	1.77%	1.39%
Ratio of allowance for credit losses to total loans	1.43%	1.45%
Ratio of allowance for credit losses to nonaccrual loans	80.90%	103.96%
Ratio of nonperforming assets to total assets	1.37%	1.64%

(1) Includes $10.11 million of loans modified to borrowers experiencing financial difficulty, see Note 6 of the financial statements.

The following tables present an aging analysis of loans as of the dates indicated.

	As of March 31, 2024
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total past due loans	Current	Total loans
	(Dollars in thousands)
Construction & development	$-	$-	$313	$-	$313	$143,408	$143,721
1-4 family real estate	-	-	-	-	-	116,092	116,092
Commercial real estate	1,670	-	-	-	1,670	511,843	513,513
Commercial & industrial	8,272	-	10,160	-	18,432	507,320	525,752
Agricultural	234	-	-	-	234	61,898	62,132
Consumer	281	-	-	-	281	14,788	15,069
Total	$10,457	$-	$10,473	$-	$20,930	$1,355,349	$1,376,279

	As of December 31, 2023
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Total loans
	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$137,206	$137,206
1-4 family real estate	-	-	-	-	-	100,576	100,576
Commercial real estate	-	-	-	-	-	518,622	518,622
Commercial & industrial	472	10,969	9,946	9,946	21,387	504,798	526,185
Agricultural	-	-	-	-	-	66,495	66,495
Consumer	-	27	80	80	107	14,410	14,517
Total	$472	$10,996	$10,026	$10,026	$21,494	$1,342,107	$1,363,601

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

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of March 31, 2024
	Pass	Watch	Special mention	Substandard	Total

	(Dollars in thousands)
Construction & development	$142,845	$-	$563	$313	$143,721
1-4 family real estate	116,092	-	-	-	116,092
Commercial real estate - Other	497,713	-	15,678	122	513,513
Commercial & industrial	494,253	3,934	1,586	25,979	525,752
Agricultural	62,132	-	-	-	62,132
Consumer	15,043	-	-	26	15,069
Total	$1,328,078	$3,934	$17,827	$26,440	$1,376,279

	As of December 31, 2023
	Pass	Watch	Special mention	Substandard	Total

	(Dollars in thousands)
Construction & development	$136,417	$-	$789	$-	$137,206
1-4 family real estate	100,576	-	-	-	100,576
Commercial real estate - Other	502,795	-	15,701	126	518,622
Commercial & industrial	485,433	4,094	5,767	30,891	526,185
Agricultural	66,495	-	-	-	66,495
Consumer	14,437	-	-	80	14,517
Total	$1,306,153	$4,094	$22,257	$31,097	$1,363,601

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

Total deposits as of March 30, 2024 and December 31, 2023 were $1.58 billion and $1.59 billion, respectively. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	As of March 31,		As of December 31,
	2024		2023
	Amount	Percentage of Total	Amount	Percentage of Total

	(Dollars in thousands)
Noninterest-bearing demand	$452,326	28.7%	$482,349	30.4%
Interest-bearing transaction deposits	755,505	47.8%	702,150	44.1%
Savings deposits	125,541	7.9%	150,116	9.4%
Time deposits (less than $250,000)	163,419	10.3%	168,690	10.6%
Time deposits ($250,000 or more)	83,381	5.3%	88,086	5.5%
Total interest-bearing deposits	1,127,846	71.3%	1,109,042	69.6%
Total deposits	$1,580,172	100.0%	$1,591,391	100.0%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of March 31, 2024 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total

	(Dollars in thousands)
Time deposits (less than $250,000)	$56,026	$42,889	$57,168	$7,336	$163,419
Time deposits ($250,000 or more)	18,666	11,298	52,147	1,270	83,381
Total time deposits	$74,692	$54,187	$109,315	$8,606	$246,800

	As of December 31, 2023 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total

	(Dollars in thousands)
Time deposits (less than $250,000)	$52,423	$55,570	$50,047	$10,650	$168,690
Time deposits ($250,000 or more)	30,807	18,472	17,492	21,315	88,086
Total time deposits	$83,230	$74,042	$67,539	$31,965	$256,776

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

As of March 31, 2024, we had no unsecured fed funds lines with correspondent depository institutions, with no corresponding amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $166.2 million as of March 31, 2024 and $159.2 million as of December 31, 2023.

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

As of March 31, 2024, the Bank was in compliance with all applicable regulatory requirements and categorized as “well-capitalized” under the prompt corrective action frame work.  There have been no conditions or events since March 31, 2024 that management believes would change this classification. The table below presents our applicable capital requirements, as well as our capital ratios as of March 31, 2024 and December 31, 2023. The Company exceeded all regulatory capital requirements and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. As of March 31, 2024, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

	Actual		With Capital Conservation Buffer		Minimum to be "Well- Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2024
Total capital (to risk-weighted assets)
Company	$194,904	13.36%	$153,192	10.50%	N/A	N/A
Bank	194,851	13.36%	153,085	10.50%	$145,795	10.00%
Tier 1 capital (to risk-weighted assets)
Company	176,643	12.11%	124,013	8.50%	N/A	N/A
Bank	176,603	12.11%	123,926	8.50%	116,636	8.00%
CET 1 capital (to risk-weighted assets)
Company	176,643	12.11%	102,128	7.00%	N/A	N/A
Bank	176,603	12.11%	102,056	7.00%	94,767	6.50%
Tier 1 capital (to average assets)
Company	176,643	10.10%	N/A	N/A	N/A	N/A
Bank	176,603	10.10%	N/A	N/A	87,404	5.00%

	Actual		With Capital Conservation Buffer		Minimum to be "Well- Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2023
Total capital (to risk-weighted assets)
Company	$185,171	12.74%	$152,579	10.50%	N/A	N/A
Bank	185,118	12.75%	152,472	10.50%	$145,211	10.00%
Tier 1 capital (to risk-weighted assets)
Company	166,982	11.49%	123,516	8.50%	N/A	N/A
Bank	166,942	11.50%	123,429	8.50%	116,169	8.00%
CET 1 capital (to risk-weighted assets)
Company	166,982	11.49%	101,719	7.00%	N/A	N/A
Bank	166,942	11.50%	101,648	7.00%	94,387	6.50%
Tier 1 capital (to average assets)
Company	166,982	9.50%	N/A	N/A	N/A	N/A
Bank	166,942	9.50%	N/A	N/A	87,897	5.00%

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased $10.1 million as of March 31, 2024 to $180.4 million, compared to $170.3 million as of December 31, 2023.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of March 31, 2024, and December 31, 2023:

	Payments Due as of March 31, 2024
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total

	(Dollars in thousands)
Deposits without a stated maturity	$1,333,372	$-	$-	$-	$1,333,372
Time deposits	238,195	7,996	609	-	246,800
Operating lease commitments	553	627	308	850	2,338
Total contractual obligations	$1,572,120	$8,623	$917	$850	$1,582,510

	Payments Due as of December 31, 2023
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total

	(Dollars in thousands)
Deposits without a stated maturity	$1,334,615	$-	$-	$-	$1,334,615
Time deposits	224,811	31,345	620	-	256,776
Operating lease commitments	553	627	308	850	2,338
Total contractual obligations	$1,559,979	$31,972	$928	$850	$1,593,729

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

The following table summarizes commitments as of the dates presented.
	March 31,	December 31,
	2024	2023
	(Dollars in thousands)
Commitments to extend credit	$304,676	$256,888
Standby letters of credit	1,560	4,247
Total	$306,236	$261,135

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

To determine the adequacy of the allowance, the loan portfolio is broken into pools based on loan type and risk characteristics. Historical loss experience factors by pool, adjusted for changes in trends and conditions, are used to determine an indicated allowance for each portfolio pool. These factors are evaluated and updated based on the composition of the specific loan pool. Other considerations include volumes and trends of delinquencies, nonaccrual loans, levels of bankruptcies, criticized and classified loan trends, expected losses on real estate secured loans, new credit products and policies, economic conditions, concentrations of credit risk and the experience and abilities of our lending personnel. In addition to the pool evaluations, classified loans with a balance of $250,000 or more are individually evaluated based on facts and circumstances of the loan to determine if a specific allowance amount may be necessary. Specific allowances may also be established for loans whose outstanding balances are below the $250,000 threshold when it is determined that the risk associated with the loan differs significantly from the risk factor amounts established for its loan pool.

Goodwill and Intangibles

Intangible assets totaled $1.0 million and goodwill, net of accumulated amortization, totaled $8.5 million for the three months ended March 31, 2024, compared to intangible assets of $1.0 million and goodwill of $8.5 million for the year ended December 31, 2023.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	March 31,		December 31,
	2024		2023
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+400	19.08%	20.32%	23.35%	17.72%
+300	15.25%	19.25%	19.04%	16.63%
+200	11.44%	18.06%	14.74%	15.45%
+100	7.61%	16.76%	10.42%	14.20%
Base	3.40%	15.35%	5.76%	12.72%
-100	-1.44%	13.80%	0.73%	11.22%

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

ITEM 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2024 of our disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, such controls.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this Report, we refer you to Item 1A. “Risk Factors” of our Annual Report on Form 10-K for December 31, 2023, filed with the SEC. Other than the risk factors set forth below, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for December 31, 2023.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 28, 2021, the Company adopted a Repurchase Plan (the “RP”) that authorizes the repurchase of up to 750,000 shares of the Company’s stock. Stock repurchases under the RP take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. The RP expired on October 28, 2023. There were no share repurchases under this plan. On October 30, 2023, the Company adopted a new Repurchase Plan (the “New RP”) that authorizes the repurchase of up to 750,000 shares of the Company’s stock. Stock repurchases under the New RP will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase plans do not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under these plans will be retired subsequent to acquisition. During the three months ended March 31, 2024, there were no shares purchased under the Company’s repurchase plan.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

None

ITEM 5. Other Information

During the three months ended March 31, 2024, none of our officers or directors adopted or terminated a Rule 10b5-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined under Item 408(a) of Regulation S-K.

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

BANK7 CORP.

DATED:	May 15, 2024	By: /s/ Thomas L. Travis
Thomas L. Travis
Vice Chairman and Chief Executive Officer

DATED:	May 15, 2024	By: /s/ Kelly J. Harris
Kelly J. Harris
Executive Vice President and Chief Financial Officer