Form 10-Q
period 2024-06-30
Bank7 Corp.
filed 2024-08-08
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number: 001-38656

BANK7 CORP.
(Exact name of registrant as specified in its charter)

Oklahoma	20-0764349
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1039 N.W. 63rd Street, Oklahoma City, Oklahoma	73116-7361
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (405) 810-8600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per Share	BSVN	The NASDAQ Global Select Market System
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

As of August 8, 2024, the registrant had 9,337,760 shares of common stock, par value $0.01, outstanding.

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

Bank7 Corp.
Unaudited Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except par value)

Assets	June 30, 2024 (unaudited)	December 31, 2023

Cash and due from banks	$210,105	$181,042
Interest-bearing time deposits in other banks	12,202	17,679
Available-for-sale debt securities	66,284	169,487
Loans, net of allowance for credit losses of $17,772 and $19,691 at June 30, 2024 and December 31, 2023, respectively	1,334,317	1,341,148
Loans held for sale	-	718
Premises and equipment, net	16,736	14,942
Nonmarketable equity securities	1,275	1,283
Core deposit intangibles	938	1,031
Goodwill	8,458	8,458
Income taxes receivable	358	-
Interest receivable and other assets	32,240	35,878

Total assets	$1,682,913	$1,771,666

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$350,324	$482,349
Interest-bearing	1,130,993	1,109,042

Total deposits	1,481,317	1,591,391

Income taxes payable	-	302
Interest payable and other liabilities	10,790	9,647

Total liabilities	1,492,107	1,601,340

Shareholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding: 9,253,038 and 9,197,696 at June 30, 2024 and December 31, 2023, respectively	93	92
Additional paid-in capital	98,570	97,417
Retained earnings	97,891	78,962
Accumulated other comprehensive loss	(5,748)	(6,145)

Total shareholders’ equity	190,806	170,326

Total liabilities and shareholders’ equity	$1,682,913	$1,771,666

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands, except per share data)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest Income
Loans, including fees	$28,926	$26,885	$59,043	$52,237
Interest-bearing time deposits in other banks	246	62	499	111
Debt securities, taxable	951	701	1,963	1,407
Debt securities, tax-exempt	71	85	144	172
Other interest and dividend income	2,242	2,309	4,074	3,495

Total interest income	32,436	30,042	65,723	57,422

Interest Expense
Deposits	11,204	9,544	22,481	16,918

Total interest expense	11,204	9,544	22,481	16,918

Net Interest Income	21,232	20,498	43,242	40,504

Provision for Credit Losses	-	1,011	-	1,485

Net Interest Income After Provision for Credit Losses	21,232	19,487	43,242	39,019

Noninterest Income
Mortgage lending income	78	112	129	166
Loss on sales, prepayments, and calls of available-for-sale debt securities	-	(7)	-	(8)
Service charges on deposit accounts	260	199	509	434
Other	2,827	490	4,536	874

Total noninterest income	3,165	794	5,174	1,466

Noninterest Expense
Salaries and employee benefits	5,118	4,709	10,407	9,389
Furniture and equipment	324	251	554	500
Occupancy	613	599	1,273	1,318
Data and item processing	481	469	939	856
Accounting, marketing and legal fees	264	179	364	478
Regulatory assessments	336	339	723	734
Advertising and public relations	83	52	229	200
Travel, lodging and entertainment	131	110	183	171
Other	1,792	669	3,606	1,381

Total noninterest expense	9,142	7,377	18,278	15,027

Income Before Taxes	15,255	12,904	30,138	25,458
Income tax expense	3,731	3,158	7,326	6,105
Net Income	$11,524	$9,746	$22,812	$19,353

Earnings per common share - basic	$1.25	$1.06	$2.47	$2.12
Earnings per common share - diluted	1.23	1.05	2.44	2.09
Weighted average common shares outstanding - basic	9,250,332	9,153,077	9,235,176	9,150,022
Weighted average common shares outstanding - diluted	9,367,247	9,247,101	9,343,047	9,256,450

Other comprehensive income (loss)
Unrealized gains (losses) on securities, net of tax benefit of $123 and $0 for the three months ended June 30, 2024 and 2023, respectively; net of tax expense of $123 and $554 for the six months ended June 30, 2024 and 2023, respectively	$(59)	$(1,169)	$397	$586
Reclassification adjustment for realized losses included in net income net of tax of $0 and $2 for the three months ended June 30, 2024 and 2023, respectively; $0 and $2 for the six months ended June 30, 2024 and 2023, respectively	-	5	-	6
Other comprehensive income (loss)	$(59)	$(1,164)	$397	$592
Comprehensive Income	$11,465	$8,582	$23,209	$19,945

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(Dollar amounts in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common Stock (Shares)
Balance at beginning of period	9,238,206	9,151,977	9,197,696	9,131,973
Exercise of employee stock options	14,750	2,125	19,001	13,862
Shares issued for restricted stock units	125	875	51,636	14,109
Shares acquired and canceled	(43)	(43)	(15,295)	(5,010)
Balance at end of period	9,253,038	9,154,934	9,253,038	9,154,934

Common Stock (Amount)
Balance at beginning of period	$92	$92	$92	$91
Shares issued for restricted stock units	1	-	1	1
Balance at end of period	$93	$92	$93	$92

Additional Paid-in Capital
Balance at beginning of period	$97,669	$95,841	$97,417	$95,263
Shares purchased and retired for restricted stock units	(1)	(1)	(418)	(133)
Exercise of stock options	265	37	330	241
Stock-based compensation expense	637	621	1,241	1,127
Balance at end of period	$98,570	$96,498	$98,570	$96,498

Retained Earnings
Balance at beginning of period	$88,310	$65,620	$78,962	$58,049
Net income	11,524	9,746	22,812	19,353
Cumulative effect of change in accounting principle, net of tax of $178	-	-	-	(572)
Cash dividends declared ($0.21 and $0.16 per share for three months ended June 30, 2024 and 2023, respectively; $0.42 and $0.32 per share for the six months ended June 30, 2024 and 2023, respectively)	(1,943)	(1,465)	(3,883)	(2,929)
Balance at end of period	$97,891	$73,901	$97,891	$73,901

Accumulated Other Comprehensive Loss
Balance at beginning of period	$(5,689)	$(7,547)	$(6,145)	$(9,303)
Comprehensive income (loss)	(59)	(1,164)	397	592
Balance at end of period	$(5,748)	$(8,711)	$(5,748)	$(8,711)

Total Shareholders’ equity	$190,806	$161,780	$190,806	$161,780

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in thousands)

	Six Months Ended June 30,
	2024	2023

Operating Activities
Net income	$22,812	$19,353
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	557	650
Provision for credit losses	-	1,485
(Accretion)Amortization of premiums and discounts on securities	(936)	183
Gain on sales of loans	(129)	(166)
Net loss on sale of available-for-sale debt securities	-	8
Stock-based compensation expense	1,241	1,127
Gain on sale of premises and equipment	(107)	-
Cash receipts from the sale of loans originated for sale	8,752	5,120
Cash disbursements for loans originated for sale	(7,905)	(5,362)
Deferred income tax expense(benefit)	497	(389)
Changes in
Interest receivable and other assets	2,981	(2,027)
Interest payable and other liabilities	829	149

Net cash provided by operating activities	28,592	20,131

Investing Activities
Maturities of interest-bearing time deposits in other banks	8,973	3,488
Purchases of interest-bearing time deposits in other banks	(3,496)	(8,469)
Maturities, prepayments and calls of available-for-sale debt securities	188,536	4,198
Purchases of available-for-sale debt securities	(83,877)	-
Net change in loans	6,510	(5,859)
Purchases of premises and equipment	(2,278)	(2,225)
Proceeds from sale of premises and equipment	127	-
Change in nonmarketable equity securities	8	(29)

Net cash provided by (used in) investing activities	114,503	(8,896)

Financing Activities
Net change in deposits	(110,074)	78,926
Cash distributions	(3,871)	(2,929)
Shares purchased and retired for restricted stock units	(418)	(133)
Net settlement of stock options	330	241
Common stock issued for restricted stock units	1	1

Net cash provided by (used in) financing activities	(114,032)	76,106

Net Increase in Cash and Due from Banks	29,063	87,341

Cash and Due from Banks, Beginning of Period	181,042	109,115

Cash and Due from Banks, End of Period	$210,105	$196,456

Supplemental Disclosure of Cash Flows Information
Interest paid	$22,481	$16,118
Income taxes paid	$7,531	$7,048
Dividends declared and not paid	$1,943	$1,465
Measurement period goodwill adjustment	$-	$(146)

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1:	Nature of Operations and Summary of Significant Accounting Policies

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Recent Accounting Pronouncements

Standards Not Yet Adopted:

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), primarily focused on income tax disclosures regarding effective tax rates and cash income taxes paid. ASU 2023-09 requires public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-09 is not expected to have a material impact on the Company’s operations, financial position or disclosures.

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

As of June 30, 2024, the Company had oil and gas assets and related receivables of $13.6 million included in “interest receivable and other assets” on the consolidated balance sheets and assets retirement obligations and oil and gas related liabilities of $761,000 included in “interest payable and other liabilities” on the consolidated balance sheets.

As of December 31, 2023, the Company had oil and gas assets and related receivables of $16.8 million included in “interest receivable and other assets” on the consolidated balance sheets and assets retirement obligations and oil and gas related liabilities of $1.3 million included in “interest payable and other liabilities” on the consolidated balance sheets.

For the three months ended June 30, 2024, the Company had oil and gas related revenues of $2.4 million included in “Other” noninterest income on the consolidated statements of comprehensive income, and oil and gas related expenses of $1.1 million included in “Other” noninterest expense on the consolidated statements of comprehensive income.

For the six months ended June 30, 2024, the Company had oil and gas related revenues of $3.8 million included in “Other” noninterest income on the consolidated statements of comprehensive income, and oil and gas related expenses of $2.3 million included in “Other” noninterest expense on the consolidated statements of comprehensive income.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 3:	Restriction on Cash and Due from Banks

On March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, effectively eliminating reserve requirements for all depository institutions. There was no reserve requirement as of June 30, 2024.

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

The following table shows the computation of basic and diluted earnings per share:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2024	2023	2024	2023
(Dollars in thousands, except per share amounts)
Numerator
Net income	$11,524	$9,746	$22,812	$19,353

Denominator
Weighted-average shares outstanding for basic earnings per share	9,250,332	9,153,077	9,235,176	9,150,022
Dilutive effect of stock compensation (1)	116,915	94,024	107,871	106,428
Denominator for diluted earnings per share	9,367,247	9,247,101	9,343,047	9,256,450

Earnings per common share
Basic	$1.25	$1.06	$2.47	$2.12
Diluted	$1.23	$1.05	$2.44	$2.09

(1)
The following have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented: Nonqualified stock options outstanding of 2,000 and 5,000 for the three month periods ended June 30, 2024 and 2023, respectively, and 2,000 and 5,000 for the six month periods ended June 30, 2024 and 2023, respectively; Restricted stock units of 0 and 156,186 for the three month periods ended June 30, 2024 and 2023, respectively, and 50,000 and 156,186 for the six month periods ended June 30, 2024 and 2023, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 5: Debt Securities

The following table summarizes the amortized cost and fair value of debt securities available-for-sale at June 30, 2024 and December 31, 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale as of June 30, 2024
U.S. Federal agencies	$84	$-	$(2)	$82
Mortgage-backed securities(1)(2)	36,501	-	(3,968)	32,533
State and political subdivisions	25,668	-	(1,640)	24,028
U.S. Treasuries	6,025	-	(762)	5,263
Corporate debt securities	5,500	-	(1,122)	4,378
Total available-for-sale	73,778	-	(7,494)	66,284
Total debt securities	73,778	-	(7,494)	66,284

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale as of December 31, 2023
U.S. Federal agencies	$138	$-	$(3)	$135
Mortgage-backed securities(1)(2)	38,465	-	(3,963)	34,502
State and political subdivisions	27,368	-	(1,512)	25,856
U.S. Treasuries	106,030	-	(1,373)	104,657
Corporate debt securities	5,500	-	(1,163)	4,337
Total available-for-sale	177,501	-	(8,014)	169,487
Total debt securities	177,501	-	(8,014)	169,487

(1)	All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities.
(2)
Included in amortized cost of mortgage-backed securities is $23.48 million and $24.80 million of residential mortgage-backed securities and $13.02 million and $13.67 million of commercial mortgage-backed securities as of June 30, 2024 and December 31, 2023, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The amortized cost and estimated fair value of investment securities at June 30, 2024 and December 31, 2023, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of June 30, 2024
Due in one year or less	$4,742	$4,694
Due after one year through five years	16,527	15,399
Due after five years through ten years	15,846	13,516
Due after ten years	162	142
Mortgage-backed securities	36,501	32,533
Total available-for-sale	73,778	66,284

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of December 31, 2023
Due in one year or less	$105,944	$105,186
Due after one year through five years	15,654	14,675
Due after five years through ten years	17,276	14,980
Due after ten years	162	144
Mortgage-backed securities	38,465	34,502
Total available-for-sale	177,501	169,487

There were no holdings of securities of issuers in an amount greater than 10% of stockholders' equity at June 30, 2024.

The following table presents a summary of realized gains and losses from the sale, prepayment and call of debt securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands)
Proceeds from sales, maturities, prepayments and calls	$86,214	$1,784	$188,536	$4,198
Gross realized losses on sales, prepayments and calls	-	(7)	-	(8)
Total realized (losses), net	$-	$(7)	$-	$(8)

The following table details book value of pledged securities as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Book value of pledged securities	$19,928	$121,283

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table details gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023. As of June 30, 2024, the Company had the ability and intent to hold the debt securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased or acquired. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statements of comprehensive income.

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Available-for-sale as of June 30, 2024
U.S. Federal agencies	$-	$-	$82	$(2)	$82	$(2)
Mortgage-backed securities	-	-	32,533	(3,968)	32,533	(3,968)
State and political subdivisions(1)	171	(4)	23,857	(1,636)	24,028	(1,640)
U.S. Treasuries	-	-	5,263	(762)	5,263	(762)
Corporate debt securities	-	-	4,378	(1,122)	4,378	(1,122)
Total available-for-sale	$171	$(4)	$66,113	$(7,490)	$66,284	$(7,494)

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Available-for-sale as of December 31, 2023
U.S. Federal agencies	$-	$-	$135	$(3)	$135	$(3)
Mortgage-backed securities	-	-	34,502	$(3,963)	34,502	(3,963)
State and political subdivisions(1)	1,160	(5)	24,696	$(1,507)	25,856	(1,512)
U.S. Treasuries	-	-	104,657	$(1,373)	104,657	(1,373)
Corporate debt securities	-	(195)	4,337	$(968)	4,337	(1,163)
Total available-for-sale	$1,160	$(200)	$168,327	$(7,814)	$169,487	$(8,014)

(1)
Of our state and political subdivision securities, $21.13 million and $22.84 million are rated BBB+ or better and $2.89 million and $3.02 million are not rated as of June 30, 2024 and December 31, 2023, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6:	Loans and Allowance for Credit Losses

A summary of loans at June 30, 2024 and December 31, 2023, are as follows (dollars in thousands):

	June 30, 2024	December 31, 2023

Construction & development	$160,055	$137,206
1 - 4 family real estate	115,917	100,576
Commercial real estate - other	510,986	518,622
Total commercial real estate	$786,958	$756,404

Commercial & industrial	487,147	526,185
Agricultural	64,838	66,495
Consumer	15,080	14,517

Gross loans	1,354,023	1,363,601

Less allowance for credit losses	(17,772)	(19,691)
Less deferred loan fees	(1,934)	(2,762)

Net loans	$1,334,317	$1,341,148

Included in the commercial & industrial loan balances are $0 and $2.0 million of loans that were originated under the SBA PPP program as of  June 30, 2024 and December 31, 2023, respectively.

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
The following table presents, by portfolio segment, the activity in the allowance for credit losses for the three months ended June 30, 2024 and 2023 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2024
Loans
Balance, beginning of period	$1,417	$1,271	$6,889	$9,242	$628	$249	$19,696
Charge-offs	-	-	-	(2,000)	-	-	(2,000)
Recoveries	-	-	-	73	3	-	76
Net (charge-offs) recoveries	-	-	-	(1,927)	3	-	(1,924)

Provision (credit) for credit losses	393	220	23	(714)	67	11	-
Balance, end of period	$1,810	$1,491	$6,912	$6,601	$698	$260	$17,772

Unfunded Commitments
Balance, beginning of period	$158	$4	$8	$280	$11	$3	$464
Provision (credit) for credit losses	(4)	2	2	(2)	2	-	-
Balance, end of period	$154	$6	$10	$278	$13	$3	$464

Total allowance for Credit Losses reserve for unfunded commitments	$1,964	$1,497	$6,922	$6,879	$711	$263	$18,236
Total Provision for Credit Losses	$389	$222	$25	$(716)	$69	$11	$-

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2023
Loans
Balance, beginning of period	$1,739	$1,038	$5,704	$6,055	$734	$182	$15,452
Charge-offs	-	-	-	-	(7)	(5)	(12)
Recoveries	-	-	-	-	-	2	2

Net (charge-offs) recoveries	-	-	-	-	(7)	(3)	(10)

Provision (credit) for credit losses	(147)	78	385	657	(126)	88	935

Balance, end of period	$1,592	$1,116	$6,089	$6,712	$601	$267	$16,377

Unfunded Commitments
Balance, beginning of period	$171	$4	$24	$274	$25	$2	$500
Provision (credit) for credit losses	56	-	(10)	31	(1)	-	76
Balance, end of period	$227	$4	$14	$305	$24	$2	$576

Total allowance for credit losses and reserve for unfunded commitments	$1,819	$1,120	$6,103	$7,017	$625	$269	$16,953
Total Provision for Credit Losses	$(91)	$78	$375	$688	$(127)	$88	$1,011

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents, by portfolio segment, the activity in the allowance for credit losses for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2024
Loans
Balance, beginning of period	$1,417	$1,271	$6,889	$9,237	$628	$249	$19,691
Charge-offs	-	-	-	(2,000)	-	-	(2,000)
Recoveries	-	-	-	78	3	-	81
Net (charge-offs) recoveries	-	-	-	(1,922)	3	-	(1,919)

Provision (credit) for credit losses	393	220	23	(714)	67	11	-
Balance, end of period	$1,810	$1,491	$6,912	$6,601	$698	$260	$17,772

Unfunded Commitments
Balance, beginning of period	$158	$4	$8	$280	$11	$3	$464
Provision (credit) for credit losses	(4)	2	2	(2)	2	-	-
Balance, end of period	$154	$6	$10	$278	$13	$3	$464

Total Allowance for Credit Losses reserve for unfunded commitments	$1,964	$1,497	$6,922	$6,879	$711	$263	$18,236
Total Provision for Credit Losses	$389	$222	$25	$(716)	$69	$11	$-

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2023
Loans
Balance, beginning of period	$1,889	$890	$5,080	$5,937	$765	$173	$14,734
Impact of CECL adoption	44	(138)	(168)	716	(149)	(55)	250

Charge-offs	-	-	-	-	(7)	(16)	(23)
Recoveries	-	-	-	-	2	5	7
Net (charge-offs) recoveries	-	-	-	-	(5)	(11)	(16)

Provision (credit) for credit losses	(341)	364	1,177	59	(10)	160	1,409
Balance, end of period	$1,592	$1,116	$6,089	$6,712	$601	$267	$16,377

Unfunded Commitments
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-
Impact of CECL adoption	171	4	24	274	25	2	500
Provision (credit) for credit losses	56	-	(10)	31	(1)	-	76
Balance, end of period	$227	$4	$14	$305	$24	$2	$576

Total Allowance for Credit Losses	$1,819	$1,120	$6,103	$7,017	$625	$269	$16,953
Total Provision for Credit Losses	$(285)	$364	$1,167	$90	$(11)	$160	$1,485

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

The Company evaluates the definitions of loan grades and the allowance for credit losses methodology on an ongoing basis. No changes were made to either during the period ended June 30, 2024.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables presents the amortized cost of the Company’s loan portfolio with the gross charge-offs for the three months ended by year of origination based on internal rating category as of June 30, 2024, and for the twelve months ended by year of origination based on internal rating category as of December 31, 2023 (dollars in thousands):

As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development
Grade
1 (Pass)	$40,711	$8,877	$2,157	$1,507	$171	$135	$105,934	$159,492
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	563	-	-	-	-	-	-	563
4 (Substandard)	-	-	-	-	-	-	-	-
Total construction & development	41,274	8,877	2,157	1,507	171	135	105,934	160,055
Current-period gross charge-offs	-	-	-	-	-	-	-	-
1 - 4 family real estate
Grade
1 (Pass)	35,921	38,419	17,979	10,995	3,833	2,070	6,700	115,917
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total 1 - 4 family real estate	35,921	38,419	17,979	10,995	3,833	2,070	6,700	115,917
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Commercial real estate - other
Grade
1 (Pass)	76,892	185,325	150,552	19,921	20,278	5,597	51,243	509,808
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	1,064	-	1,064
4 (Substandard)	-	-	-	-	-	114	-	114
Total Commercial real estate - other	76,892	185,325	150,552	19,921	20,278	6,775	51,243	510,986
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Commercial and industrial
Grade
1 (Pass)	70,619	107,458	49,877	13,968	1,426	4,137	226,448	473,933
2 (Watch)	-	-	-	-	-	-	3,709	3,709
3 (Special Mention)	-	-	-	-	-	-	885	885
4 (Substandard)	7,350	1,270	-	-	-	-	-	8,620
Total Commercial and industrial	77,969	108,728	49,877	13,968	1,426	4,137	231,042	487,147
Current-period gross charge-offs	-	2,000	-	-	-	-	-	2,000
Agriculural
Grade
1 (Pass)	23,270	7,104	4,996	6,796	3,829	1,311	17,532	64,838
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total agriculural	23,270	7,104	4,996	6,796	3,829	1,311	17,532	64,838
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Consumer
Grade
1 (Pass)	3,878	2,666	1,024	1,596	2,338	2,241	1,337	15,080
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total consumer	3,878	2,666	1,024	1,596	2,338	2,241	1,337	15,080
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Total loans held for investment	$259,204	$351,119	$226,585	$54,783	$31,875	$16,669	$413,788	$1,354,023
Total current-period gross charge-offs	$-	$2,000	$-	$-	$-	$-	$-	$2,000

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development
Grade
1 (Pass)	$26,915	$2,266	$3,182	$201	$98	$44	$103,711	$136,417
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	563	-	-	-	-	-	226	789
4 (Substandard)	-	-	-	-	-	-	-	-
Total construction & development	27,478	2,266	3,182	201	98	44	103,937	137,206
Current-period gross charge-offs	-	-	-	-	-	-	-	-
1 - 4 family real estate
Grade
1 (Pass)	48,275	22,573	13,305	3,928	1,808	1,069	9,618	100,576
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total 1 - 4 family real estate	48,275	22,573	13,305	3,928	1,808	1,069	9,618	100,576
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Commercial real estate - other
Grade
1 (Pass)	187,086	153,764	32,641	36,278	2,613	4,043	86,370	502,795
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	14,612	-	-	-	-	1,089	-	15,701
4 (Substandard)	-	-	-	-	-	126	-	126
Total Commercial real estate - other	201,698	153,764	32,641	36,278	2,613	5,258	86,370	518,622
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Commercial and industrial
Grade
1 (Pass)	162,156	59,265	38,093	2,777	1,706	4,059	217,377	485,433
2 (Watch)	-	-	-	-	-	-	4,094	4,094
3 (Special Mention)	4,151	-	-	-	-	-	1,616	5,767
4 (Substandard)	20,660	7,937	98	8	-	-	2,188	30,891
Total Commercial and industrial	186,967	67,202	38,191	2,785	1,706	4,059	225,275	526,185
Current-period gross charge-offs	16,500	-	-	-	-	-	-	16,500
Agriculural
Grade
1 (Pass)	9,283	5,789	23,205	4,283	927	1,104	21,904	66,495
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total agriculural	9,283	5,789	23,205	4,283	927	1,104	21,904	66,495
Current-period gross charge-offs	-	7	-	-	-	-	-	7
Consumer
Grade
1 (Pass)	4,415	1,545	2,171	2,554	663	1,819	1,270	14,437
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	80	-	80
Total consumer	4,415	1,545	2,171	2,554	663	1,899	1,270	14,517
Current-period gross charge-offs	17	-	-	-	-	-	-	17

Total loans held for investment	$478,116	$253,139	$112,695	$50,029	$7,815	$13,433	$448,374	$1,363,601
Total current-period gross charge-offs	$16,517	$7	$-	$-	$-	$-	$-	$16,524

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Aged Analysis of Past Due Loans Receivable

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	Past Due						Total Loans
	30–59 Days	60–89 Days	Greater than 90 Days	Total	Current	Total Loans	> 90 Days & Accruing

June 30, 2024
Construction & development	$-	$-	$-	$-	$160,055	$160,055	$-
1 - 4 family real estate	9	-	-	9	115,908	115,917	-
Commercial real estate - other	722	-	-	722	510,264	510,986	-
Commercial & industrial	130	4,117	2,368	6,615	480,532	487,147	-
Agricultural	-	-	-	-	64,838	64,838	-
Consumer	25	-	-	25	15,055	15,080	-
Total	$886	$4,117	$2,368	$7,371	$1,346,652	$1,354,023	$-

December 31, 2023
Construction & development	$-	$-	$-	$-	$137,206	$137,206	$-
1 - 4 family real estate	-	-	-	-	100,576	100,576	-
Commercial real estate - other	-	-	-	-	518,622	518,622	-
Commercial & industrial(1)	472	10,969	9,946	21,387	504,798	526,185	9,946
Agricultural	-	-	-	-	66,495	66,495	-
Consumer(2)	-	27	80	107	14,410	14,517	80
Total	$472	$10,996	$10,026	$21,494	$1,342,107	$1,363,601	$10,026

(1)
The $9.95 million that is greater than 90 days past due as of December 31, 2023, primarily consists of a single borrower that is well collateralized and for which collection is being diligently pursued.

(2)	The $80,000 that is greater than 90 days past due as of December 31, 2023, consists of a single borrower that is well secured and for which collection is being diligently pursued.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonaccrual Loans

The following table presents information regarding nonaccrual loans as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	With an Allowance	No Allowance	Total Non- Accrual Loans	Related Allowance
June 30, 2024
Construction & development	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-
Commercial Real Estate - other	-	114	114	-
Commercial & industrial	126	6,486	6,612	126
Agricultural	-	-	-	-
Consumer	-	-	-	-
Total	$126	$6,600	$6,726	$126

	With an Allowance	No Allowance	Total Non- Accrual Loans	Related Allowance
December 31, 2023
Construction & development	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-
Commercial Real Estate - other	-	126	126	-
Commercial & industrial	10,255	8,560	18,815	2,147
Agricultural	-	-	-	-
Consumer	-	-	-	-
Total	$10,255	$8,686	$18,941	$2,147

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the three months ended June 30, 2024 and 2023, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent. At a minimum, the estimated value of the collateral for loan equals the current book value.

The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows (dollars in thousands):

	Collateral Type
		Business			Specific
	Real Estate	Assets	Other Assets	Total	Allocation
June 30, 2024
Construction & development	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-
Commercial Real Estate - other	-	114	-	114	-
Commercial & industrial	6,155	2,368	-	8,523	30
Agricultural	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$6,155	$2,482	$-	$8,637	$30

	Collateral Type
		Business	Other		Specific
	Real Estate	Assets	Assets	Total	Allocation

December 31, 2023
Construction & development	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-
Commercial Real Estate - other	126	-	-	126	-
Commercial & industrial	-	20,848	9,932	30,780	2,038
Agricultural	-	-	-	-	-
Consumer	27	-	80	107	-

Total	$153	$20,848	$10,012	$31,013	$2,038

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

Modifications to Borrowers Experiencing Financial Difficulty

The following table presents the amortized cost basis at the end of the reporting period of loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification made, as well as the financial effect of the modifications made as of June 30, 2024. There were no loans modified to borrowers experiencing financial difficulty as of June 30, 2023.

Term Extension and Payment Deferral
	Amortized Cost Basis	% of Total Class	Financial Effect

June 30, 2024			(Dollars in thousands)
Construction & development	$-	-%
1 - 4 Family Real Estate	-	-
Commercial Real Estate - other	-	-
Commercial & industrial	1,122	0.2	Extended the maturity of loan by four months, and payment of principal and interest deferred until the sale of collateral
Agricultural	-	-
Consumer	-	-

Total	$1,122	0.2%

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table depicts the performance of loans that have been modified in the last 12 months (dollars in thousands):

	Current	30-89 Days Past Due	90+ Days Past Due	Non-Accruing

June 30, 2024
Construction & development	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-
Commercial Real Estate - other	-	-	-	-
Commercial & industrial	-	-	-	1,122
Agricultural	-	-	-	-
Consumer	-	-	-	-

Total	$-	$-	$-	$1,122

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7:	Shareholders’ Equity

On October 28, 2021, the Company adopted a Repurchase Plan (the “RP”) that authorizes the repurchase of up to 750,000 shares of the Company’s stock. Stock repurchases under the RP take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. The RP expired on October 28, 2023. There were no share repurchases under this plan. On October 30, 2023, the Company adopted a new Repurchase Plan (the “New RP”) that authorizes the repurchase of up to 750,000 shares of the Company’s stock. Stock repurchases under the New RP will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. There were no repurchases under this plan as of June 30, 2024.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I, and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2024, that the Company and Bank meet all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of June 30, 2024, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company’s and Bank’s actual capital amounts and ratios are presented in the following table as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	Actual		Minimum Capital Requirements		With Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2024
Total capital to risk-weighted assets
Company	$205,120	14.28%	$114,925	8.00%	$150,839	10.50%	N/A	N/A
Bank	205,067	14.29%	114,843	8.00%	150,732	10.50%	$143,554	10.00%
Tier I capital to risk-weighted assets
Company	187,160	13.03%	86,194	6.00%	122,108	8.50%	N/A	N/A
Bank	187,119	13.03%	86,132	6.00%	122,021	8.50%	114,843	8.00%
CET I capital to risk-weighted assets
Company	187,160	13.03%	64,645	4.50%	100,559	7.00%	N/A	N/A
Bank	187,119	13.03%	64,599	4.50%	100,488	7.00%	93,310	6.50%
Tier I capital to average assets
Company	187,160	11.12%	67,322	4.00%	N/A	N/A	N/A	N/A
Bank	187,119	11.12%	67,322	4.00%	N/A	N/A	84,153	5.00%

As of December 31, 2023
Total capital to risk-weighted assets
Company	$185,171	12.74%	$116,251	8.00%	$152,579	10.50%	N/A	N/A
Bank	185,118	12.75%	116,169	8.00%	152,472	10.50%	$145,211	10.00%
Tier I capital to risk-weighted assets
Company	166,982	11.49%	87,188	6.00%	123,516	8.50%	N/A	N/A
Bank	166,942	11.50%	87,127	6.00%	123,429	8.50%	116,169	8.00%
CET I capital to risk-weighted assets
Company	166,982	11.49%	65,391	4.50%	101,719	7.00%	N/A	N/A
Bank	166,942	11.50%	65,345	4.50%	101,648	7.00%	94,387	6.50%
Tier I capital to average assets
Company	166,982	9.50%	70,318	4.00%	N/A	N/A	N/A	N/A
Bank	166,942	9.50%	70,318	4.00%	N/A	N/A	87,897	5.00%

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

As of June 30, 2024, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At June 30, 2024, approximately $65.3 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 8:	Related-Party Transactions

At June 30, 2024 and December 31, 2023, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties) approximating $190,000 and $203,000, respectively.

The Bank leases office and retail banking space in Oklahoma City and Woodward, Oklahoma from Central Park on Lincoln, LLC and Haines Realty Investments Company, LLC, respectively, both related parties of the Company.  Lease payments totaled $65,000 and $65,000 for the three months ended June 30, 2024 and 2023, respectively and $130,000 and $121,000 for the six months ended June 30, 2024 and 2023, respectively.  In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 9:	Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to the maximum legal limit with the Company matching up to 5% of the employee’s salary.  Employer contributions charged to expense for the six months ended June 30, 2024 and 2023 totaled $233,000 and $209,000, respectively.

Stock-Based Compensation

The Company adopted an equity incentive plan (the “Incentive Plan”) in September 2018. The Incentive Plan permits the grant of restricted stock units and nonqualified incentive stock options.  The Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Incentive Plan for the three months ended June 30, 2024 and 2023 totaled $637,000 and $621,000, respectively. Compensation expense related to the Incentive Plan for the six months ended June 30, 2024 and 2023 totaled $1.2 million and $1.1 million, respectively. There were 628,742 shares available for future grants as of June 30, 2024.

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

The Company uses newly issued shares for granting RSUs and stock options.

The following table is a summary of the stock option activity under the Incentive Plan (dollar amounts in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Six Months Ended June 30, 2024
Outstanding at December 31, 2023	220,939	$17.52
Options Granted	-	-
Options Exercised	(19,001)	17.42
Options Forfeited	-	-
Outstanding at June 30, 2024	201,938	17.53	5.14	$2,781,137
Exercisable at June 30, 2024	180,124	17.76	4.95	$2,439,752

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period.

There were no new grants for the three months ended June 30, 2024 and 2023.

The following table summarizes share information about RSUs for the six months ended June 30, 2024 and 2023:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Six Months Ended June 30, 2024
Outstanding at December 31, 2023	211,461	$26.98
Shares granted	100,606	27.34
Shares vested	(51,636)	27.06
Shares forfeited	-	-
End of the period balance	260,431	$27.11

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Six Months Ended June 30, 2023
Outstanding at December 31, 2022	112,591	$19.15
Shares granted	163,311	29.76
Shares vested	(14,109)	18.80
Shares forfeited	(3,250)	28.03
End of the period balance	258,543	$25.76

As of June 30, 2024, there was approximately $6.1 million of unrecognized compensation expense related to 260,431 unvested RSUs and $87,000 of unrecognized compensation expense related to 201,938 unvested and/or unexercised stock options. The stock option expense is expected to be recognized over a weighted average period of 0.92 years, and the RSU expense is expected to be recognized over a weighted average period of 3.42 years.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2024 and December 31, 2023 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2024
Collateral-dependent loans	$1,122	$-	$-	$1,122
Asset retirement obligations	281	-	-	281

December 31, 2023
Collateral-dependent loans	$16,370	$-	$-	$16,370
Asset retirement obligations	361	-	-	361

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements(dollars in thousands):

		Valuation	Unobservable
	Fair Value	Technique	Inputs
June 30, 2024
Collateral-dependent loans	$1,122	Estimated cash to be received pending resolution of bankruptcy proceedings	Estimated cost to sell
Asset retirement obligations	281	Expected present value	Plugging and abandonment expense

December 31, 2023
Collateral-dependent loans	$16,370	Estimated cash to be received pending resolution of bankruptcy proceedings	Estimated cost to sell
Asset retirement obligations	361	Expected present value	Plugging and abandonment expense

The following table presents estimated fair values of the Company’s financial instruments not recorded at fair value at June 30, 2024 and December 31, 2023 (dollars in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2024

Financial Assets
Cash and due from banks	$210,105	$210,105	$-	$-	$210,105
Interest-bearing time deposits in other banks	12,202	-	12,202	-	12,202
Loans, net of allowance	1,334,317	-	1,330,431	1,122	1,331,553
Nonmarketable equity securities	1,275	-	1,275	-	1,275
Interest receivable and other assets	32,240	-	18,614	13,626	32,240

Financial Liabilities
Deposits	$1,481,317	$-	$1,480,191	$-	$1,480,191
Interest payable and other liabilities	10,790	-	10,029	761	10,790

December 31, 2023

Financial Assets
Cash and due from banks	$181,042	$181,042	$-	$-	$181,042
Interest-bearing time deposits in other banks	17,679	-	17,679	-	17,679
Loans, net of allowance	1,341,148	-	1,321,413	16,370	1,337,783
Loans held for sale	718	-	718	-	718
Nonmarketable equity securities	1,283	-	1,283	-	1,283
Interest receivable and other assets	35,878	-	19,211	16,667	35,878

Financial Liabilities
Deposits	$1,591,391	$-	$1,590,295	$-	$1,590,295
Interest payable and other liabilities	9,647	-	8,335	1,312	9,647

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

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at June 30, 2024 and December 31, 2023.

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

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets. The following summarizes those financial instruments with contract amounts representing credit risk as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024	December 31, 2023
Commitments to extend credit	$296,959	$256,888
Financial and performance standby letters of credit	2,621	4,247
	$299,580	$261,135

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

On January 1, 2023, the Company adopted ASU 2016-13, see Note (6).  Upon adoption, the Company estimated an allowance for credit losses on off-balance sheet credit exposures, which resulted in recording a reserve for unfunded loan commitments of $500,000.  The reserve for unfunded loan commitments totaled $464,000 at June 30, 2024 and December 31, 2023.

Note 12:	Significant Estimates and Concentrations

GAAP requires disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for credit losses are reflected in Note 6 regarding loans.  Current vulnerabilities due to off-balance sheet credit risk are discussed in Note 11.

As of June 30, 2024, hospitality loans were 21% of gross total loans with outstanding balances of $282.1 million and unfunded commitments of $4.4 million; energy loans were 11% of gross total loans with outstanding balances of $152.4 million and unfunded commitments of $62.5 million.

The Company evaluates goodwill for potential goodwill impairment on an annual basis or more often based on consideration if any impairment indicators have occurred. A prolonged strain on the U.S. economy impacting the Company could result in goodwill being partially or fully impaired. At June 30, 2024, goodwill of $8.5 million was recorded on the consolidated balance sheet.

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

Q2 2024 Overview

We reported total loans of $1.35 billion as of June 30, 2024, an increase of $75.8 million, or 5.9%, from June 30, 2023. Total deposits were $1.48 billion as of June 30, 2024, a decrease of $26.9 million, or 1.8%, as compared to June 30, 2023.

Pre-tax net income was $15.3 million, an increase of $2.4 million, or 18.2%, for the three months ended June 30, 2024 as compared to pre-tax net income of $12.9 million for the same period in 2023. Pre-tax net income was $30.1 million, an increase of $4.7 million, or 18.4%, for the six months ended June 30, 2024 as compared to pre-tax net income of $25.5 million for the same period in 2023

Return on average assets and return on average equity was 2.74% and 25.02%, respectively for the three months ended June 30, 2024, as compared to 2.36% and 24.75%, respectively, for the same period in 2023. Return on average assets and return on average equity was 2.66% and 25.41%, respectively for the six months ended June 30, 2024, as compared to 2.39% and 25.42%, respectively, for the same period in 2023. Our efficiency ratio for the three months ended June 30, 2024 was 37.72% as compared to 34.28% for the same period in 2023. Our efficiency ratio for the six months ended June 30, 2024 was 37.63% as compared to 35.62% for the same period in 2023.

The provision for credit losses for the three months ended June 30, 2024 decreased $1.0 million, or 100.0%, as compared to the same period in 2023. The provision for credit losses for the six months ended June 30, 2024 decreased $1.5 million or 100.0%, as compared to the same period in 2023.  The provision expense for the six months ended June 30, 2023 was related to loans and reflected loan growth in the first quarter of 2023, as well as the impact of updated economic assumptions.

Results of Operations

Three Months Ended June 30, 2024 and June 30, 2023

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

	Net Interest Margin
	For the Three Months Ended June 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Short-term investments	$173,502	$2,488	5.75%	$174,920	$2,371	5.44%
Debt securities, taxable	106,457	951	3.58	153,424	701	1.83
Debt securities, tax exempt(1)	17,252	71	1.65	19,744	85	1.73
Loans held for sale	355	-	-	68	-	-
Total loans(2)	1,354,985	28,926	8.56	1,283,341	26,885	8.40
Total interest-earning assets	1,652,551	32,436	7.87	1,631,497	30,042	7.39
Noninterest-earning assets	38,722			25,050
Total assets	$1,691,273			$1,656,547

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$851,751	8,293	3.91%	$817,819	6,860	3.36%
Time deposits	247,452	2,911	4.72	265,396	2,684	4.06
Total interest-bearing deposits	1,099,203	11,204	4.09	1,083,215	9,544	3.53
Total interest-bearing liabilities	$1,099,203	11,204	4.09	$1,083,215	9,544	3.53

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$394,010			$403,207
Other noninterest-bearing liabilities	12,778			12,180
Total noninterest-bearing liabilities	406,788			415,387
Shareholders' equity	185,282			157,945
Total liabilities and shareholders' equity	$1,691,273			$1,656,547

Net interest income		$21,232			$20,498
Net interest spread			3.78%			3.85%
Net interest margin			5.15%			5.04%

(1)	Taxable-equivalent yield of 2.19% as of June 30, 2024, applying a 24.5% effective tax rate
(2)	Average loan balances include monthly average nonaccrual loans of $11.8 million and $7.3 million as of June 30, 2024 and June 30, 2023, respectively, are included in loans.

For the second quarter of 2024 compared to the second quarter of 2023:
-	Interest income on total loans totaled $28.9 million, an increase of $2.0 million or 7.59%, due to an increase in average loans of $71.6 million, or 5.6%, and increased loan yields as discussed below;
-
Yields on our interest-earning assets totaled 7.87%, an increase of 48 basis points which was attributable to higher loan yields of 16 basis points, an increase in yield on short term investments of 31 basis points, and an increase in yield on taxable debt securities of 175 basis points; and

-	Net interest margin for the second quarter of 2024 was 5.15% compared to 5.04% for the second quarter of 2023.

	Net Interest Margin
	For the Six Months Ended June 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Short-term investments	$174,787	$4,573	5.25%	$154,896	$3,606	4.69%
Debt securities, taxable	129,963	1,963	3.03	153,478	1,407	1.85
Debt securities, tax exempt(1)	17,761	144	1.63	20,030	172	1.73
Loans held for sale	297	-	-	56	-	-
Total loans(2)	1,362,339	59,043	8.69	1,277,245	52,237	8.25
Total interest-earning assets	1,685,147	65,723	7.82	1,605,705	57,422	7.21
Noninterest-earning assets	39,246			24,299
Total assets	$1,724,393			$1,630,004

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$848,764	16,489	3.90%	$810,736	12,612	3.14%
Time deposits	256,212	5,992	4.69	239,720	4,306	3.62
Total interest-bearing deposits	1,104,976	22,481	4.08	1,050,456	16,918	3.25
Total interest-bearing liabilities	1,104,976	22,481	4.08	1,050,456	16,918	3.25

Noninterest-bearing liabilities:
Noninterest-bearing deposits	426,696			414,383
Other noninterest-bearing liabilities	12,218			11,659
Total noninterest-bearing liabilities	438,914			426,042
Shareholders' equity	180,503			153,506
Total liabilities and shareholders' equity	$1,724,393			$1,630,004

Net interest income		$43,242			$40,504
Net interest spread			3.74%			3.96%
Net interest margin			5.15%			5.09%

(1)	Taxable-equivalent yield of 2.15% as of June 30, 2024, applying a 24.3% effective tax rate
(2)	Average loan balances include monthly average nonaccrual loans of $17.2 million and $7.3 million as of June 30, 2024 and June 30, 2023, respectively, are included in loans.

For the first six months of 2024 compared to the same period in 2023:
-
Interest income on total loans totaled $59.0 million, an increase of $6.8 million or 13.03%, due to an increase in average loans of $85.1 million, or 6.7%, and increased loan yields as discussed below;

-
Yields on our interest-earning assets totaled 7.82%, an increase of 61 basis points which was attributable to higher loan yields of 44 basis points, an increase in yield on short term investments of 56 basis points, and an increase in yield on taxable debt securities of 118 basis points; and

-	Net interest margin for the second quarter of 2024 was 5.15% compared to 5.09% for the second quarter of 2023.

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

	Analysis of Changes in Interest Income and Expenses
	For the Three Months Ended
	June 30, 2024 vs 2023
	Change due to:
	Volume(1)	Rate(1)	Interest Variance

	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$(19)	$136	$117
Debt securities	(225)	461	236
Total loans	1,496	545	2,041
Total increase (decrease) in interest income	1,252	1,142	2,394

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	283	1,150	1,433
Time deposits	(181)	408	227
Total interest-bearing deposits	102	1,558	1,660
Total increase (decrease) in interest expense	102	1,558	1,660

Increase (Decrease) in net interest income	$1,150	$(416)	$734

	Analysis of Changes in Interest Income and Expenses
	For the Six Months Ended
	June 30, 2024 vs 2023
	Change due to:
	Volume(1)	Rate(1)	Interest Variance

	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$464	$503	$967
Debt securities	(236)	764	528
Total loans	3,491	3,315	6,806
Total increase (decrease) in interest income	3,719	4,582	8,301

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	594	3,283	3,877
Time deposits	297	1,389	1,686
Total interest-bearing deposits	891	4,672	5,563
Total increase (decrease) in interest expense	891	4,672	5,563

Increase (Decrease) in net interest income	$2,828	$(90)	$2,738

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

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

 The following table summarizes the maturity distribution schedule with corresponding weighted average taxable equivalent yields of the debt securities portfolio at June 30, 2024. The following table presents securities at their expected maturities, which may differ from contractual maturities. The Company manages its debt securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds:

	As of June 30, 2024
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total

	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *
Available-for-sale	(Dollars in thousands)
U.S. Federal agencies	$-	0.00%	$82	2.84%	$-	0.00%	$-	0.00%	$82	2.84%
Mortgage-backed securities	2,212	1.20	7,808	1.37	2,034	1.41	20,479	1.71	32,533	1.58
State and political subdivisions	4,694	0.92	12,560	1.37	6,632	1.55	142	1.66	24,028	1.34
U.S. Treasuries	-	-	2,757	1.04	2,506	1.12	-	-	5,263	1.08
Corporate debt securities	-	-	-	-	4,378	3.36	-	-	4,378	3.36
Total	$6,906	1.01%	$23,207	1.33%	$15,550	2.01%	$20,621	1.71%	$66,284	1.59%
Percentage of total	10.42%		35.01%		23.46%		31.11%		100.00%

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

For the three months ended June 30, 2024 compared to the three months ended June 30, 2023:

-	The provision for credit losses decreased from $1.0 million to $0; and
-	The allowance as a percentage of gross loans increased by 3 basis points to 1.31%.

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023:

-	The provision for credit losses decreased from $1.5 million to $0; and
-	The allowance as a percentage of gross loans increased by 3 basis points to 1.31%.

Noninterest Income

The following table sets forth the major components of our noninterest income for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended
	June 30,
	2024	2023	$ Increase (Decrease)	% Increase (Decrease)

	(Dollars in thousands)
Noninterest income:
Mortgage lending income	$78	$112	$(34)	-30.36%
Loss on sales of available-for-sale debt securities	-	(7)	7	-100.00%
Service charges on deposit accounts	260	199	61	30.65%
Other income and fees	2,827	490	2,337	476.94%
Total noninterest income	$3,165	$794	$2,371	298.61%

Noninterest income for the three months ended June 30, 2024 was $3.2 million compared to $794,000 for the same period in 2023, an increase of $2.4 million, or 298.61%. The increase was primarily attributable to income related to the operation of oil and gas assets acquired during the fourth quarter of 2023, see Note 2 of the financial statements.

	For the Six Months Ended
	June 30,
	2024	2023	$ Increase (Decrease)	% Increase (Decrease)

	(Dollars in thousands)
Noninterest income:
Mortgage lending income	$129	$166	$(37)	-22.29%
Loss on sales of available-for-sale debt securities	-	(8)	8	-100.00%
Service charges on deposit accounts	509	434	75	17.28%
Other income and fees	4,536	874	3,662	418.99%
Total noninterest income	$5,174	$1,466	$3,708	252.93%

Noninterest income for the six months ended June 30, 2024 was $5.2 million compared to $1.5 million for the same period in 2023, an increase of $3.7 million, or 252.93%. The increase was primarily attributable to income related to the operation of oil and gas assets acquired during the fourth quarter of 2023, see Note 2 of the financial statements.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended
	June 30,
	2024	2023	$ Increase (Decrease)	% Increase (Decrease)

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$5,118	$4,709	$409	8.69%
Furniture and equipment	324	251	73	29.08%
Occupancy	613	599	14	2.34%
Data and item processing	481	469	12	2.56%
Accounting, marketing, and legal fees	264	179	85	47.49%
Regulatory assessments	336	339	(3)	-0.88%
Advertising and public relations	83	52	31	59.62%
Travel, lodging and entertainment	131	110	21	19.09%
Other expense	1,792	669	1,123	167.86%
Total noninterest expense	$9,142	$7,377	$1,765	23.93%

Noninterest expense for the three months ended June 30, 2024 was $9.1 million compared to $7.4 million for the same period in 2023, an increase of $1.8 million, or 23.9%. The increase was primarily attributable to expense related to the operation of oil and gas assets acquired during the fourth quarter of 2023, see Note 2 of the financial statements.

	For the Six Months Ended
	June 30,
	2024	2023	$ Increase (Decrease)	% Increase (Decrease)

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$10,407	$9,389	$1,018	10.84%
Furniture and equipment	554	500	54	10.80%
Occupancy	1,273	1,318	(45)	-3.41%
Data and item processing	939	856	83	9.70%
Accounting, marketing, and legal fees	364	478	(114)	-23.85%
Regulatory assessments	723	734	(11)	-1.50%
Advertising and public relations	229	200	29	14.50%
Travel, lodging and entertainment	183	171	12	7.02%
Other expense	3,606	1,381	2,225	161.12%
Total noninterest expense	$18,278	$15,027	$3,251	21.63%

Noninterest expense for the six months ended June 30, 2024 was $18.3 million compared to $15.0 million for the same period in 2023, an increase of $3.3 million, or 21.6%. The increase was primarily attributable to expense related to the operation of oil and gas assets acquired during the fourth quarter of 2023, see Note 2 of the financial statements.

Financial Condition

The following discussion of our financial condition compares June 30, 2024 and December 31, 2023.

Total Assets

Total assets decreased $88.8 million, or 5.0%, to $1.68 billion as of June 30, 2024, compared to $1.77 billion as of December 31, 2023.

Loan Portfolio

The following table presents the balance and associated percentage of each major category in our loan portfolio as of June 30, 2024 and December 31, 2023:

	As of June 30,		As of December 31,
	2024		2023
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$160,055	11.8%	$137,206	10.1%
1-4 family real estate	115,917	8.6%	100,576	7.4%
Commercial real estate - other	510,986	37.7%	518,622	38.0%
Total commercial real estate	786,958	58.1%	756,404	55.5%

Commercial & industrial	487,147	36.0%	526,185	38.5%
Agricultural	64,838	4.8%	66,495	4.9%
Consumer	15,080	1.1%	14,517	1.1%
Gross loans	1,354,023	100.0%	1,363,601	100.0%
Less: unearned income, net	(1,934)		(2,762)
Total Loans, net of unearned income	1,352,089		1,360,839
Less: Allowance for credit losses	(17,772)		(19,691)
Net loans	$1,334,317		$1,341,148

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of June 30, 2024 and December 31, 2023, our gross loans were $1.35 billion and $1.36 billion, respectively.

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

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of June 30, 2024
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years		Total
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate
	(Dollars in thousands)
Construction & development	$13,229	$69,279	$2,351	$73,726	$-	$1,470	$-	$-	$160,055
1-4 family real estate	11,261	17,189	47,633	29,739	91	5,091	4,913	-	115,917
Commercial real estate - other	45,087	67,141	142,669	226,301	159	20,220	9,409	-	510,986
Total commercial real estate	69,577	153,609	192,653	329,766	250	26,781	14,322	-	786,958

Commercial & industrial	25,124	257,303	16,594	174,528	2,869	10,123	606	-	487,147
Agricultural	19,036	3,787	12,260	26,847	-	910	1,998	-	64,838
Consumer	2,083	-	6,130	126	490	3,468	2,783	-	15,080
Gross loans	$115,820	$414,699	$227,637	$531,267	$3,609	$41,282	$19,709	$-	$1,354,023

	As of December 31, 2023
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years		Total

	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate
	(Dollars in thousands)
Construction & development	$11,431	$70,040	$8,970	$44,935	$-	$1,438	$392	$-	$137,206
1-4 family real estate	13,628	13,015	41,602	21,451	26	5,443	5,411	-	100,576
Commercial real estate - other	50,251	65,120	152,250	219,260	129	21,283	10,329	-	518,622
Total commerical real estate	75,310	148,175	202,822	285,646	155	28,164	16,132	-	756,404

Commercial & industrial	20,389	263,564	41,520	186,776	3,276	10,041	619	-	526,185
Agricultural	13,250	22,615	13,935	13,032	-	810	2,853	-	66,495
Consumer	2,170	14	5,490	121	595	3,604	2,523	-	14,517
Gross loans	$111,119	$434,368	$263,767	$485,575	$4,026	$42,619	$22,127	$-	$1,363,601

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

The allowance was $17.8 million at June 30, 2024, compared to $19.7 million at December 31, 2023.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Six Months Ended June 30,
	2024	2023
	(Dollars in thousands)
Balance at beginning of the period	$19,691	$14,734
Impact of CECL adoption	-	250
Provision for credit losses for loans	-	1,409
Charge-offs:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	-	-
Commercial & industrial	(2,000)	-
Agricultural	-	(7)
Consumer	-	(16)
Total charge-offs	(2,000)	(23)
Recoveries:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	-	-
Commercial & industrial	78	-
Agricultural	3	2
Consumer	-	5
Total recoveries	81	7
Net recoveries (charge-offs)	(1,919)	(16)
Balance at end of the period	$17,772	$16,377
Net recoveries (charge-offs) to average loans	-0.28%	0.00%

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of June 30,		As of December 31,
	2024		2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,810	10.2%	$1,417	7.2%
1-4 family real estate	1,491	8.4%	1,271	6.5%
Commercial real estate - Other	6,912	38.9%	6,889	35.0%
Commercial & industrial	6,601	37.1%	9,237	46.8%
Agricultural	698	3.9%	628	3.2%
Consumer	260	1.5%	249	1.3%
Total	$17,772	100.0%	$19,691	100.0%

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

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of June 30, 2024	As of December 31, 2023
	(Dollars in thousands)
Nonaccrual loans(1)	$6,726	$18,941
Accruing loans 90 or more days past due	-	10,026
Total nonperforming assets	$6,726	$28,967
Ratio of nonperforming loans to total loans	0.50%	2.13%
Ratio of nonaccrual loans to total loans	0.50%	1.39%
Ratio of allowance for credit losses to total loans	1.31%	1.45%
Ratio of allowance for credit losses to nonaccrual loans	264.23%	103.96%
Ratio of nonperforming assets to total assets	0.40%	1.64%

(1) Includes $1.12 million of loans modified to borrowers experiencing financial difficulty, see Note 6 of the financial statements.

The following tables present an aging analysis of loans as of the dates indicated.

	As of June 30, 2024
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total past due loans	Current	Total loans
	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$160,055	$160,055
1-4 family real estate	9	-	-	-	9	115,908	115,917
Commercial real estate	722	-	-	-	772	510,264	510,986
Commercial & industrial	130	4,117	2,368	-	6,615	480,532	487,147
Agricultural	-	-	-	-	-	64,838	64,838
Consumer	25	-	-	-	25	15,055	15,080
Total	$886	$4,117	$2,368	$-	$7,371	$1,346,652	$1,354,023

	As of December 31, 2023
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Total loans
	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$137,206	$137,206
1-4 family real estate	-	-	-	-	-	100,576	100,576
Commercial real estate	-	-	-	-	-	518,622	518,622
Commercial & industrial	472	10,969	9,946	9,946	21,387	504,798	526,185
Agricultural	-	-	-	-	-	66,495	66,495
Consumer	-	27	80	80	107	14,410	14,517
Total	$472	$10,996	$10,026	$10,026	$21,494	$1,342,107	$1,363,601

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

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of June 30, 2024
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$159,492	$-	$563	$-	$160,055
1-4 family real estate	115,917	-	-	-	115,917
Commercial real estate - Other	509,808	-	1,064	114	510,986
Commercial & industrial	473,933	3,709	885	8,620	487,147
Agricultural	64,838	-	-	-	64,838
Consumer	15,080	-	-	-	15,080
Total	$1,339,068	$3,709	$2,512	$8,734	$1,354,023

	As of December 31, 2023
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$136,417	$-	$789	$-	$137,206
1-4 family real estate	100,576	-	-	-	100,576
Commercial real estate - Other	502,795	-	15,701	126	518,622
Commercial & industrial	485,433	4,094	5,767	30,891	526,185
Agricultural	66,495	-	-	-	66,495
Consumer	14,437	-	-	80	14,517
Total	$1,306,153	$4,094	$22,257	$31,097	$1,363,601

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

Total deposits as of June 30, 2024 and December 31, 2023 were $1.48 billion and $1.59 billion, respectively. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	As of June 30,		As of December 31,
	2024		2023
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars in thousands)
Noninterest-bearing demand	$350,324	23.6%	$482,349	30.4%
Interest-bearing transaction deposits	771,890	52.1%	702,150	44.1%
Savings deposits	109,134	7.4%	150,116	9.4%
Time deposits (less than $250,000)	158,159	10.7%	168,690	10.6%
Time deposits ($250,000 or more)	91,810	6.2%	88,086	5.5%
Total interest-bearing deposits	1,130,993	76.4%	1,109,042	69.6%
Total deposits	$1,481,317	100.0%	$1,591,391	100.0%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of June 30, 2024 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits (less than $250,000)	$44,945	$63,440	$42,268	$7,506	$158,159
Time deposits ($250,000 or more)	11,109	30,634	48,532	1,535	91,810
Total time deposits	$56,054	$94,074	$90,800	$9,041	$249,969

	As of December 31, 2023 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits (less than $250,000)	$52,423	$55,570	$50,047	$10,650	$168,690
Time deposits ($250,000 or more)	30,807	18,472	17,492	21,315	88,086
Total time deposits	$83,230	$74,042	$67,539	$31,965	$256,776

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

As of June 30, 2024, we had no unsecured fed funds lines with correspondent depository institutions, with no corresponding amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $187.0 million as of June 30, 2024 and $159.2 million as of December 31, 2023.

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

As of June 30, 2024, the Bank was in compliance with all applicable regulatory requirements and categorized as “well-capitalized” under the prompt corrective action frame work.  There have been no conditions or events since June 30, 2024 that management believes would change this classification. The table below presents our applicable capital requirements, as well as our capital ratios as of June 30, 2024 and December 31, 2023. The Company exceeded all regulatory capital requirements and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. As of June 30, 2024, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

	Actual		With Capital Conservation Buffer		Minimum to be "Well- Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2024
Total capital (to risk-weighted assets)
Company	$205,120	14.28%	$150,839	10.50%	N/A	N/A
Bank	205,067	14.29%	150,732	10.50%	$143,554	10.00%
Tier 1 capital (to risk-weighted assets)
Company	187,160	13.03%	122,108	8.50%	N/A	N/A
Bank	187,119	13.03%	122,021	8.50%	114,843	8.00%
CET 1 capital (to risk-weighted assets)
Company	187,160	13.03%	100,559	7.00%	N/A	N/A
Bank	187,119	13.03%	100,488	7.00%	93,310	6.50%
Tier 1 capital (to average assets)
Company	187,160	11.12%	N/A	N/A	N/A	N/A
Bank	187,119	11.12%	N/A	N/A	84,153	5.00%

	Actual		With Capital Conservation Buffer		Minimum to be "Well- Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2023
Total capital (to risk-weighted assets)
Company	$185,171	12.74%	$152,579	10.50%	N/A	N/A
Bank	185,118	12.75%	152,472	10.50%	$145,211	10.00%
Tier 1 capital (to risk-weighted assets)
Company	166,982	11.49%	123,516	8.50%	N/A	N/A
Bank	166,942	11.50%	123,429	8.50%	116,169	8.00%
CET 1 capital (to risk-weighted assets)
Company	166,982	11.49%	101,719	7.00%	N/A	N/A
Bank	166,942	11.50%	101,648	7.00%	94,387	6.50%
Tier 1 capital (to average assets)
Company	166,982	9.50%	N/A	N/A	N/A	N/A
Bank	166,942	9.50%	N/A	N/A	87,897	5.00%
Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased $20.5 million as of June 30, 2024 to $190.8 million, compared to $170.3 million as of December 31, 2023.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of June 30, 2024, and December 31, 2023:

	Payments Due as of June 30, 2024
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$1,231,348	$-	$-	$-	$1,231,348
Time deposits	240,928	8,296	745	-	249,969
Operating lease commitments	553	627	308	574	2,062
Total contractual obligations	$1,472,829	$8,923	$1,053	$574	$1,483,379

	Payments Due as of December 31, 2023
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits without a stated maturity	$1,334,615	$-	$-	$-	$1,334,615
Time deposits	224,811	31,345	620	-	256,776
Operating lease commitments	553	627	308	850	2,338
Total contractual obligations	$1,559,979	$31,972	$928	$850	$1,593,729

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

The following table summarizes commitments as of the dates presented.

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Commitments to extend credit	$296,959	$256,888
Standby letters of credit	2,621	4,247
Total	$299,580	$261,135

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

Goodwill and Intangibles

Intangible assets totaled $938,000 and goodwill, net of accumulated amortization, totaled $8.5 million as of June 30, 2024, compared to intangible assets of $1.0 million and goodwill of $8.5 million as of December 31, 2023.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	June 30, 2024		December 31, 2023
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+400	16.27%	22.34%	23.35%	17.72%
+300	12.65%	21.30%	19.04%	16.63%
+200	9.08%	20.13%	14.74%	15.45%
+100	5.45%	18.84%	10.42%	14.20%
Base	1.52%	17.05%	5.76%	12.72%
-100	-3.05%	15.75%	0.73%	11.22%

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

ITEM 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2024 of our disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, such controls.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 28, 2021, the Company adopted a Repurchase Plan (the “RP”) that authorizes the repurchase of up to 750,000 shares of the Company’s stock. Stock repurchases under the RP take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. The RP expired on October 28, 2023. There were no share repurchases under this plan. On October 30, 2023, the Company adopted a new Repurchase Plan (the “New RP”) that authorizes the repurchase of up to 750,000 shares of the Company’s stock. Stock repurchases under the New RP will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase plans do not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under these plans will be retired subsequent to acquisition. During the six months ended June 30, 2024, there were no shares purchased under the Company’s repurchase plan.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

None

ITEM 5. Other Information

During the three months ended June 30, 2024, none of our officers or directors adopted or terminated a Rule 10b5-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined under Item 408(a) of Regulation S-K.

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

BANK7 CORP.

DATED:	August 8, 2024	By: /s/ Thomas L. Travis
Thomas L. Travis
Vice Chairman and Chief Executive Officer

DATED:	August 8, 2024	By: /s/ Kelly J. Harris
Kelly J. Harris
Executive Vice President and Chief Financial Officer