Form 10-Q
period 2024-09-30
Bank7 Corp.
filed 2024-11-05
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 5, 2024, the registrant had 9,343,185 shares of common stock, par value $0.01, outstanding.

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

Bank7 Corp.
Unaudited Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except par value)

Assets	September 30, 2024 (unaudited)	December 31, 2023

Cash and due from banks	$186,720	$181,042
Interest-bearing time deposits in other banks	8,715	17,679
Available-for-sale debt securities	65,160	169,487
Loans, net of allowance for credit losses of $17,873 and $19,691 at September 30, 2024 and December 31, 2023, respectively	1,419,671	1,341,148
Loans held for sale	-	718
Premises and equipment, net	17,126	14,942
Nonmarketable equity securities	1,278	1,283
Core deposit intangibles	907	1,031
Goodwill	8,458	8,458
Interest receivable and other assets	32,407	35,878

Total assets	$1,740,442	$1,771,666

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$322,480	$482,349
Interest-bearing	1,201,736	1,109,042

Total deposits	1,524,216	1,591,391

Income taxes payable	427	302
Interest payable and other liabilities	11,637	9,647

Total liabilities	1,536,280	1,601,340

Shareholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding: 9,341,267 and 9,197,696 at September 30, 2024 and December 31, 2023, respectively	93	92
Additional paid-in capital	100,760	97,417
Retained earnings	107,426	78,962
Accumulated other comprehensive loss	(4,117)	(6,145)

Total shareholders’ equity	204,162	170,326

Total liabilities and shareholders’ equity	$1,740,442	$1,771,666

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands, except per share data)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest Income
Loans, including fees	$30,791	$28,880	$89,834	$81,117
Interest-bearing time deposits in other banks	177	159	675	270
Debt securities, taxable	303	699	2,266	2,106
Debt securities, tax-exempt	69	81	214	253
Other interest and dividend income	2,148	1,903	6,221	5,398

Total interest income	33,488	31,722	99,210	89,144

Interest Expense
Deposits	12,271	10,976	34,752	27,894

Total interest expense	12,271	10,976	34,752	27,894

Net Interest Income	21,217	20,746	64,458	61,250

Provision for Credit Losses	-	4,159	-	5,645

Net Interest Income After Provision for Credit Losses	21,217	16,587	64,458	55,605

Noninterest Income
Mortgage lending income	103	6	233	172
Loss on sales, prepayments, and calls of available-for-sale debt securities	(4)	(7)	(4)	(15)
Service charges on deposit accounts	233	213	742	647
Other	3,345	795	7,881	1,668

Total noninterest income	3,677	1,007	8,852	2,472

Noninterest Expense
Salaries and employee benefits	5,333	4,910	15,740	14,299
Furniture and equipment	258	254	813	755
Occupancy	711	662	1,985	1,980
Data and item processing	498	424	1,437	1,280
Accounting, marketing and legal fees	218	14	582	491
Regulatory assessments	261	279	984	1,013
Advertising and public relations	129	74	358	273
Travel, lodging and entertainment	87	85	270	255
Other	1,903	688	5,507	2,068

Total noninterest expense	9,398	7,390	27,676	22,414

Income Before Taxes	15,496	10,204	45,634	35,663
Income tax expense	3,719	2,351	11,045	8,457
Net Income	$11,777	$7,853	$34,589	$27,206

Earnings per common share - basic	$1.26	$0.86	$3.73	$2.97
Earnings per common share - diluted	1.24	0.85	3.68	2.94
Weighted average common shares outstanding - basic	9,323,622	9,158,027	9,264,616	9,152,788
Weighted average common shares outstanding - diluted	9,498,318	9,273,595	9,402,214	9,262,003

Other comprehensive income (loss)
Unrealized gains (losses) on securities, net of tax expense of $515 and tax benefit of $485 for the three months ended September 30, 2024 and 2023, respectively; net of tax expense of $638 and $70 for the nine months ended September 30, 2024 and 2023, respectively	$1,628	$(372)	$2,025	$214
Reclassification adjustment for realized losses included in net income net of tax of $1 and $2 for the three months ended September 30, 2024 and 2023, respectively; $1 and $4 for the nine months ended September 30, 2024 and 2023, respectively	3	5	3	11
Other comprehensive income (loss)	$1,631	$(367)	$2,028	$225
Comprehensive Income	$13,408	$7,486	$36,617	$27,431

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(Dollar amounts in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common Stock (Shares)
Balance at beginning of period	9,253,038	9,154,934	9,197,696	9,131,973
Exercise of employee stock options	87,819	13,124	106,820	26,986
Shares issued for restricted stock units	625	26,625	52,261	40,734
Shares acquired and canceled	(215)	(9,708)	(15,510)	(14,718)
Balance at end of period	9,341,267	9,184,975	9,341,267	9,184,975

Common Stock (Amount)
Balance at beginning of period	$93	$92	$92	$91
Shares issued for restricted stock units	-	-	1	1
Balance at end of period	$93	$92	$93	$92

Additional Paid-in Capital
Balance at beginning of period	$98,570	$96,498	$97,417	$95,263
Shares purchased and retired for restricted stock units	(7)	(231)	(425)	(367)
Exercise of stock options	1,576	236	1,906	480
Stock-based compensation expense	621	565	1,862	1,692
Balance at end of period	$100,760	$97,068	$100,760	$97,068

Retained Earnings
Balance at beginning of period	$97,891	$73,901	$78,962	$58,049
Net income	11,777	7,853	34,589	27,206
Cumulative effect of change in accounting principle, net of tax of $178	-	-	-	(572)
Cash dividends declared ($0.24 and $0.21 per share for three months ended September 30, 2024 and 2023, respectively; $0.66 and $0.53 per share for the nine months ended September 30, 2024 and 2023, respectively)	(2,242)	(1,929)	(6,125)	(4,858)
Balance at end of period	$107,426	$79,825	$107,426	$79,825

Accumulated Other Comprehensive Loss
Balance at beginning of period	$(5,748)	$(8,711)	$(6,145)	$(9,303)
Comprehensive income (loss)	1,631	(367)	2,028	225
Balance at end of period	$(4,117)	$(9,078)	$(4,117)	$(9,078)

Total Shareholders’ equity	$204,162	$167,907	$204,162	$167,907

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in thousands)

	Nine Months Ended September 30,
	2024	2023

Operating Activities
Net income	$34,589	$27,206
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	811	973
Provision for credit losses	-	5,645
(Accretion)Amortization of premiums and discounts on securities	(866)	278
Gain on sales of loans	(233)	(172)
Net loss on sale of available-for-sale debt securities	4	15
Stock-based compensation expense	1,862	1,692
Gain on sale of premises and equipment	(123)	(77)
Cash receipts from the sale of loans originated for sale	13,994	5,985
Cash disbursements for loans originated for sale	(13,043)	(6,956)
Deferred income tax expense(benefit)	111	(1,633)
Changes in
Interest receivable and other assets	3,043	(1,392)
Interest payable and other liabilities	1,805	1,403

Net cash provided by operating activities	41,954	32,967

Investing Activities
Maturities of interest-bearing time deposits in other banks	15,223	5,228
Purchases of interest-bearing time deposits in other banks	(6,259)	(16,936)
Maturities, prepayments and calls of available-for-sale debt securities	191,732	6,029
Purchases of available-for-sale debt securities	(83,877)	-
Net change in loans	(78,844)	(122,242)
Purchases of premises and equipment	(2,891)	(2,602)
Proceeds from sale of premises and equipment	143	78
Change in nonmarketable equity securities	5	(42)

Net cash provided by (used in) investing activities	35,232	(130,487)

Financing Activities
Net change in deposits	(67,175)	162,172
Cash distributions	(5,815)	(4,391)
Shares purchased and retired for restricted stock units	(425)	(367)
Net settlement of stock options	1,906	480
Common stock issued for restricted stock units	1	1

Net cash provided by (used in) financing activities	(71,508)	157,895

Net Increase in Cash and Due from Banks	5,678	60,375

Cash and Due from Banks, Beginning of Period	181,042	109,115

Cash and Due from Banks, End of Period	$186,720	$169,490

Supplemental Disclosure of Cash Flows Information
Interest paid	$34,701	$26,899
Income taxes paid	$10,872	$10,612
Dividends declared and not paid	$2,242	$1,929
Measurement period goodwill adjustment	$-	$(146)

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1:	Nature of Operations and Summary of Significant Accounting Policies

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

As of September 30, 2024, the Company had oil and gas assets and related receivables of $13.6 million included in “interest receivable and other assets” on the consolidated balance sheets and assets retirement obligations and oil and gas related liabilities of $804,000 included in “interest payable and other liabilities” on the consolidated balance sheets.

As of December 31, 2023, the Company had oil and gas assets and related receivables of $16.8 million included in “interest receivable and other assets” on the consolidated balance sheets and assets retirement obligations and oil and gas related liabilities of $1.3 million included in “interest payable and other liabilities” on the consolidated balance sheets.

For the three months ended September 30, 2024, the Company had oil and gas related revenues of $2.9 million included in “Other” noninterest income on the consolidated statements of comprehensive income, and oil and gas related expenses of $1.2 million included in “Other” noninterest expense on the consolidated statements of comprehensive income.

For the nine months ended September 30, 2024, the Company had oil and gas related revenues of $6.7 million included in “Other” noninterest income on the consolidated statements of comprehensive income, and oil and gas related expenses of $3.5 million included in “Other” noninterest expense on the consolidated statements of comprehensive income.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 3:	Restriction on Cash and Due from Banks

On March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, effectively eliminating reserve requirements for all depository institutions. There was no reserve requirement as of September 30, 2024.

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

The following table shows the computation of basic and diluted earnings per share:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2024	2023	2024	2023
(Dollars in thousands, except per share amounts)
Numerator
Net income	$11,777	$7,853	$34,589	$27,206

Denominator
Weighted-average shares outstanding for basic earnings per share	9,323,622	9,158,027	9,264,616	9,152,788
Dilutive effect of stock compensation (1)	174,696	115,568	137,598	109,215
Denominator for diluted earnings per share	9,498,318	9,273,595	9,402,214	9,262,003

Earnings per common share
Basic	$1.26	$0.86	$3.73	$2.97
Diluted	$1.24	$0.85	$3.68	$2.94

(1)
The following have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented: Nonqualified stock options outstanding of 0 and 5,000 for the three month periods ended September 30, 2024 and 2023, respectively, and 0 and 5,000 for the nine month periods ended September 30, 2024 and 2023, respectively; Restricted stock units of 0 and 113,000 for the three month periods ended September 30, 2024 and 2023, respectively, and 0 and 156,186 for the nine month periods ended September 30, 2024 and 2023, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 5: Debt Securities

The following table summarizes the amortized cost and fair value of debt securities available-for-sale at September 30, 2024 and December 31, 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale as of September 30, 2024
U.S. Federal agencies	$73	$-	$(1)	$72
Mortgage-backed securities(1)(2)	35,559	-	(2,723)	32,836
State and political subdivisions	23,352	-	(1,197)	22,155
U.S. Treasuries	6,023	-	(549)	5,474
Corporate debt securities	5,500	-	(877)	4,623
Total available-for-sale	70,507	-	(5,347)	65,160
Total debt securities	70,507	-	(5,347)	65,160

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale as of December 31, 2023
U.S. Federal agencies	$138	$-	$(3)	$135
Mortgage-backed securities(1)(2)	38,465	-	(3,963)	34,502
State and political subdivisions	27,368	-	(1,512)	25,856
U.S. Treasuries	106,030	-	(1,373)	104,657
Corporate debt securities	5,500	-	(1,163)	4,337
Total available-for-sale	177,501	-	(8,014)	169,487
Total debt securities	177,501	-	(8,014)	169,487

(1)	All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities.
(2)
Included in amortized cost of mortgage-backed securities is $22.67 million and $24.80 million of residential mortgage-backed securities and $12.89 million and $13.67 million of commercial mortgage-backed securities as of September 30, 2024 and December 31, 2023, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The amortized cost and estimated fair value of investment securities at September 30, 2024 and December 31, 2023, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of September 30, 2024
Due in one year or less	$3,977	$3,929
Due after one year through five years	15,617	14,863
Due after five years through ten years	15,354	13,532
Due after ten years	-	-
Mortgage-backed securities	35,559	32,836
Total available-for-sale	70,507	65,160

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of December 31, 2023
Due in one year or less	$105,944	$105,186
Due after one year through five years	15,654	14,675
Due after five years through ten years	17,276	14,980
Due after ten years	162	144
Mortgage-backed securities	38,465	34,502
Total available-for-sale	177,501	169,487

There were no holdings of securities of issuers in an amount greater than 10% of stockholders’ equity at September 30, 2024.

The following table presents a summary of realized gains and losses from the sale, prepayment and call of debt securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands)
Proceeds from sales, maturities, prepayments and calls	$3,196	$1,831	$191,732	$6,029

Gross realized losses on sales, prepayments and calls	$(4)	$(7)	$(4)	$(15)

The following table details book value of pledged securities as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Book value of pledged securities	$19,267	$121,283

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table details gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023. As of September 30, 2024, the Company had the ability and intent to hold the debt securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased or acquired. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statements of comprehensive income.

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Available-for-sale as of September 30, 2024
U.S. Federal agencies	$-	$-	$72	$(1)	$72	$(1)
Mortgage-backed securities	-	-	32,836	(2,723)	32,836	(2,723)
State and political subdivisions(1)	170	(4)	21,484	(1,193)	21,654	(1,197)
U.S. Treasuries	-	-	5,474	(549)	5,474	(549)
Corporate debt securities(2)	-	-	4,623	(877)	4,623	(877)
Total available-for-sale	$170	$(4)	$64,489	$(5,343)	$64,659	$(5,347)

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Available-for-sale as of December 31, 2023
U.S. Federal agencies	$-	$-	$135	$(3)	$135	$(3)
Mortgage-backed securities	-	-	34,502	$(3,963)	34,502	(3,963)
State and political subdivisions(1)	1,160	(5)	24,696	$(1,507)	25,856	(1,512)
U.S. Treasuries	-	-	104,657	$(1,373)	104,657	(1,373)
Corporate debt securities(2)	-	(195)	4,337	$(968)	4,337	(1,163)
Total available-for-sale	$1,160	$(200)	$168,327	$(7,814)	$169,487	$(8,014)

(1)
Of our state and political subdivision securities with a fair value of $19.98 million and $22.84 million are rated BBB+ or better and $2.17 million and $3.02 million are not rated as of September 30, 2024 and December 31, 2023, respectively.

(2)	Our corporate debt securities are not rated.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6:	Loans and Allowance for Credit Losses

A summary of loans at September 30, 2024 and December 31, 2023, are as follows (dollars in thousands):

	September 30, 2024	December 31, 2023

Construction & development	$157,374	$137,206
1 - 4 family real estate	115,497	100,576
Commercial real estate - other	536,070	518,622
Total commercial real estate	$808,941	$756,404

Commercial & industrial	547,430	526,185
Agricultural	69,171	66,495
Consumer	14,308	14,517

Gross loans	1,439,850	1,363,601

Less allowance for credit losses	(17,873)	(19,691)
Less deferred loan fees	(2,306)	(2,762)

Net loans	$1,419,671	$1,341,148

Included in the commercial & industrial loan balances are $0 and $2.0 million of loans that were originated under the SBA PPP program as of  September 30, 2024 and December 31, 2023, respectively.

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
The following table presents, by portfolio segment, the activity in the allowance for credit losses for the three months ended September 30, 2024 and 2023 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2024
Loans
Balance, beginning of period	$1,810	$1,491	$6,912	$6,601	$698	$260	$17,772
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	98	3	-	101
Net (charge-offs) recoveries	-	-	-	98	3	-	101

Provision (credit) for credit losses	(158)	(113)	(64)	385	(22)	(28)	-
Balance, end of period	$1,652	$1,378	$6,848	$7,084	$679	$232	$17,873

Unfunded Commitments
Balance, beginning of period	$154	$6	$10	$278	$13	$3	$464
Provision (credit) for credit losses	23	(2)	(4)	(19)	2	-	-
Balance, end of period	$177	$4	$6	$259	$15	$3	$464

Total allowance for credit losses and reserve for unfunded commitments	$1,829	$1,382	$6,854	$7,343	$694	$235	$18,337
Total Provision for Credit Losses	$(135)	$(115)	$(68)	$366	$(20)	$(28)	$-

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2023
Loans
Balance, beginning of period	$1,592	$1,116	$6,089	$6,712	$601	$267	$16,377
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	1	1
Net (charge-offs) recoveries	-	-	-	-	-	1	1

Provision (credit) for credit losses	(111)	30	640	3,718	8	(14)	4,271
Balance, end of period	$1,481	$1,146	$6,729	$10,430	$609	$254	$20,649

Unfunded Commitments
Balance, beginning of period	$227	$4	$14	$305	$24	$2	$576
Provision (credit) for credit losses	(69)	-	(6)	(25)	(13)	1	(112)
Balance, end of period	$158	$4	$8	$280	$11	$3	$464

Total allowance for credit losses and reserve for unfunded commitments	$1,639	$1,150	$6,737	$10,710	$620	$257	$21,113
Total Provision for Credit Losses	$(180)	$30	$634	$3,693	$(5)	$(13)	$4,159

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents, by portfolio segment, the activity in the allowance for credit losses for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2024
Loans
Balance, beginning of period	$1,417	$1,271	$6,889	$9,237	$628	$249	$19,691
Charge-offs	-	-	-	(2,000)	-	-	(2,000)
Recoveries	-	-	-	176	6	-	182
Net (charge-offs) recoveries	-	-	-	(1,824)	6	-	(1,818)

Provision (credit) for credit losses	235	107	(41)	(329)	45	(17)	-
Balance, end of period	$1,652	$1,378	$6,848	$7,084	$679	$232	$17,873

Unfunded Commitments
Balance, beginning of period	$158	$4	$8	$280	$11	$3	$464
Provision (credit) for credit losses	19	-	(2)	(21)	4	-	-
Balance, end of period	$177	$4	$6	$259	$15	$3	$464

Total Allowance for Credit Losses	$1,829	$1,382	$6,854	$7,343	$694	$235	$18,337
Total Provision for Credit Losses	$254	$107	$(43)	$(350)	$49	$(17)	$-

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

September 30, 2023
Loans
Balance, beginning of period	$1,889	$890	$5,080	$5,937	$765	$173	$14,734
Impact of CECL adoption	44	(138)	(168)	716	(149)	(55)	250

Charge-offs	-	-	-	-	(7)	(16)	(23)
Recoveries	-	-	-	-	2	5	7
Net (charge-offs) recoveries	-	-	-	-	(5)	(11)	(16)

Provision (credit) for credit losses	(452)	394	1,817	3,777	(2)	147	5,681
Balance, end of period	$1,481	$1,146	$6,729	$10,430	$609	$254	$20,649

Unfunded Commitments
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-
Impact of CECL adoption	171	4	24	274	25	2	500
Provision (credit) for credit losses	(13)	-	(16)	6	(14)	1	(36)
Balance, end of period	$158	$4	$8	$280	$11	$3	$464

Total Allowance for Credit Losses	$1,639	$1,150	$6,737	$10,710	$620	$257	$21,113
Total Provision for Credit Losses	$(465)	$394	$1,801	$3,783	$(16)	$148	$5,645

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Loan grades are numbered 1 through 4. Grade of 1, or Pass, is considered satisfactory. The grades of 2 and 3, or Watch and Special Mention, respectively, represent loans of lower quality and are considered criticized. Grade of 4, or Substandard, refers to loans that are classified.

•
Grade 1 (Pass) – These loans generally conform to Bank policies, and are characterized by policy conforming advance rates on collateral, and have well-defined repayment sources. In addition, these credits are extended to borrowers and/or guarantors with a strong balance sheet and either substantial liquidity or a reliable income history.

•
Grade 2 (Watch) – These loans are still considered “Pass” credits; however, various factors such as industry stress, material changes in cash flow or financial conditions, or deficiencies in loan documentation, or other risk issues determined by the Lending Officer, Commercial Loan Committee, or Credit Quality Committee warrant a heightened sense and frequency of monitoring.

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

The Company evaluates the definitions of loan grades and the allowance for credit losses methodology on an ongoing basis. No changes were made to either during the period ended September 30, 2024.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables presents the amortized cost of the Company’s loan portfolio with the gross charge-offs for the nine months ended by year of origination based on internal rating category as of September 30, 2024, and for the twelve months ended by year of origination based on internal rating category as of December 31, 2023 (dollars in thousands).

As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development
Grade
1 (Pass)	$37,691	$7,703	$2,101	$659	$115	$113	$107,170	$155,552
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	1,822	-	-	-	-	-	-	1,822
4 (Substandard)	-	-	-	-	-	-	-	-
Total construction & development	39,513	7,703	2,101	659	115	113	107,170	157,374
Current-period gross charge-offs	-	-	-	-	-	-	-	-
1 - 4 family real estate
Grade
1 (Pass)	42,077	33,254	15,666	10,795	3,783	1,967	7,955	115,497
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total 1 - 4 family real estate	42,077	33,254	15,666	10,795	3,783	1,967	7,955	115,497
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Commercial real estate - other
Grade
1 (Pass)	120,484	156,295	140,661	19,695	20,028	5,475	61,030	523,668
2 (Watch)	7,505	-	-	-	-	1,037	-	8,542
3 (Special Mention)	-	721	-	-	-	-	-	721
4 (Substandard)	3,029	-	-	-	-	110	-	3,139
Total Commercial real estate - other	131,018	157,016	140,661	19,695	20,028	6,622	61,030	536,070
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Commercial and industrial
Grade
1 (Pass)	118,291	94,102	45,343	3,882	1,309	4,024	269,973	536,924
2 (Watch)	-	-	-	-	-	-	3,234	3,234
3 (Special Mention)	558	-	-	-	-	-	955	1,513
4 (Substandard)	5,670	89	-	-	-	-	-	5,759
Total Commercial and industrial	124,519	94,191	45,343	3,882	1,309	4,024	274,162	547,430
Current-period gross charge-offs	-	2,000	-	-	-	-	-	2,000
Agriculural
Grade
1 (Pass)	26,602	6,922	4,845	6,664	3,773	1,174	19,191	69,171
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total agriculural	26,602	6,922	4,845	6,664	3,773	1,174	19,191	69,171
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Consumer
Grade
1 (Pass)	3,933	2,261	915	1,490	1,864	2,132	1,631	14,226
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	58	-	-	-	-	24	-	82
Total consumer	3,991	2,261	915	1,490	1,864	2,156	1,631	14,308
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Total loans held for investment	$367,720	$301,347	$209,531	$43,185	$30,872	$16,056	$471,139	$1,439,850
Total current-period gross charge-offs	$-	$2,000	$-	$-	$-	$-	$-	$2,000

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development
Grade
1 (Pass)	$26,915	$2,266	$3,182	$201	$98	$44	$103,711	$136,417
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	563	-	-	-	-	-	226	789
4 (Substandard)	-	-	-	-	-	-	-	-
Total construction & development	27,478	2,266	3,182	201	98	44	103,937	137,206
Current-period gross charge-offs	-	-	-	-	-	-	-	-
1 - 4 family real estate
Grade
1 (Pass)	48,275	22,573	13,305	3,928	1,808	1,069	9,618	100,576
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total 1 - 4 family real estate	48,275	22,573	13,305	3,928	1,808	1,069	9,618	100,576
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Commercial real estate - other
Grade
1 (Pass)	187,086	153,764	32,641	36,278	2,613	4,043	86,370	502,795
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	14,612	-	-	-	-	1,089	-	15,701
4 (Substandard)	-	-	-	-	-	126	-	126
Total Commercial real estate - other	201,698	153,764	32,641	36,278	2,613	5,258	86,370	518,622
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Commercial and industrial
Grade
1 (Pass)	162,156	59,265	38,093	2,777	1,706	4,059	217,377	485,433
2 (Watch)	-	-	-	-	-	-	4,094	4,094
3 (Special Mention)	4,151	-	-	-	-	-	1,616	5,767
4 (Substandard)	20,660	7,937	98	8	-	-	2,188	30,891
Total Commercial and industrial	186,967	67,202	38,191	2,785	1,706	4,059	225,275	526,185
Current-period gross charge-offs	16,500	-	-	-	-	-	-	16,500
Agriculural
Grade
1 (Pass)	9,283	5,789	23,205	4,283	927	1,104	21,904	66,495
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total agriculural	9,283	5,789	23,205	4,283	927	1,104	21,904	66,495
Current-period gross charge-offs	-	7	-	-	-	-	-	7
Consumer
Grade
1 (Pass)	4,415	1,545	2,171	2,554	663	1,819	1,270	14,437
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	80	-	80
Total consumer	4,415	1,545	2,171	2,554	663	1,899	1,270	14,517
Current-period gross charge-offs	17	-	-	-	-	-	-	17

Total loans held for investment	$478,116	$253,139	$112,695	$50,029	$7,815	$13,433	$448,374	$1,363,601
Total current-period gross charge-offs	$16,517	$7	$-	$-	$-	$-	$-	$16,524

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Aged Analysis of Past Due Loans Receivable

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	Past Due						Total Loans
	30–59 Days	60–89 Days	Greater than 90 Days	Total	Current	Total Loans	> 90 Days & Accruing

September 30, 2024
Construction & development	$-	$-	$-	$-	$157,374	$157,374	$-
1 - 4 family real estate	-	-	-	-	115,497	115,497	-
Commercial real estate - other	1,938	4,476	721	7,135	528,935	536,070	721
Commercial & industrial	9	-	28	37	547,393	547,430	-
Agricultural	-	-	-	-	69,171	69,171	-
Consumer	46	-	58	104	14,204	14,308	58
Total	$1,993	$4,476	$807	$7,276	$1,432,574	$1,439,850	$779

December 31, 2023
Construction & development	$-	$-	$-	$-	$137,206	$137,206	$-
1 - 4 family real estate	-	-	-	-	100,576	100,576	-
Commercial real estate - other	-	-	-	-	518,622	518,622	-
Commercial & industrial(1)	472	10,969	9,946	21,387	504,798	526,185	9,946
Agricultural	-	-	-	-	66,495	66,495	-
Consumer(2)	-	27	80	107	14,410	14,517	80
Total	$472	$10,996	$10,026	$21,494	$1,342,107	$1,363,601	$10,026

(1)
The $9.95 million that is greater than 90 days past due as of December 31, 2023, primarily consists of a single borrower that is well collateralized and for which collection is being diligently pursued.

(2)	The $80,000 that is greater than 90 days past due as of December 31, 2023, consists of a single borrower that is well secured and for which collection is being diligently pursued.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonaccrual Loans

The following table presents information regarding nonaccrual loans as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	With an Allowance	No Allowance	Total Non- Accrual Loans	Related Allowance
September 30, 2024
Construction & development	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-
Commercial Real Estate - other	-	3,138	3,138	-
Commercial & industrial	117	3,697	3,814	117
Agricultural	-	-	-	-
Consumer	-	-	-	-
Total	$117	$6,835	$6,952	$117

	With an Allowance	No Allowance	Total Non- Accrual Loans	Related Allowance
December 31, 2023
Construction & development	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-
Commercial Real Estate - other	-	126	126	-
Commercial & industrial	10,255	8,560	18,815	2,147
Agricultural	-	-	-	-
Consumer	-	-	-	-
Total	$10,255	$8,686	$18,941	$2,147

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the three months ended September 30, 2024 and 2023, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent. At a minimum, the estimated value of the collateral for loan equals the current book value.

The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows (dollars in thousands):

	Collateral Type
		Business	Other		Specific
	Real Estate	Assets	Assets	Total	Allocation
September 30, 2024
Construction & development	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-
Commercial Real Estate - other	3,029	110	-	3,139	-
Commercial & industrial	-	5,669	-	5,669	28
Agricultural	-	-	-	-	-
Consumer	-	82	-	82	-
Total	$3,029	$5,861	$-	$8,890	$28

	Collateral Type
		Business	Other		Specific
	Real Estate	Assets	Assets	Total	Allocation

December 31, 2023
Construction & development	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-
Commercial Real Estate - other	126	-	-	126	-
Commercial & industrial	-	20,848	9,932	30,780	2,038
Agricultural	-	-	-	-	-
Consumer	27	-	80	107	-
Total	$153	$20,848	$10,012	$31,013	$2,038

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

Modifications to Borrowers Experiencing Financial Difficulty

During the three and nine months ended September 30, 2024, the Company modified no loans to borrowers experiencing financial difficulty.

During the three and nine months ended September 30, 2023, the Company modified a single commercial loan to a borrower who was experiencing financial difficulty, which included a term extension and payment of principal and interest deferral until the sale of collateral. The loan had a period-end amortized cost basis of $26.6 million and represented 4.64% of the commercial and industrial class of loans at September 30, 2023.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company had one modified loan over the past 12 months to borrowers experiencing financial difficulty. The pre-modification balance of the loan was $33.4 million. The loan subsequently defaulted resulting in a charge-off of $18.5 million. As of September 30, 2024, this loan has been fully resolved.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7:	Shareholders’ Equity

On October 28, 2021, the Company adopted a Repurchase Plan (the “RP”) that authorizes the repurchase of up to 750,000 shares of the Company’s stock. Stock repurchases under the RP take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. The RP expired on October 28, 2023. There were no share repurchases under this plan. On October 30, 2023, the Company adopted a new Repurchase Plan (the “New RP”) that authorizes the repurchase of up to 750,000 shares of the Company’s stock. Stock repurchases under the New RP will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. There were no repurchases under this plan as of September 30, 2024.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I, and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2024, that the Company and Bank meet all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of September 30, 2024, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company’s and Bank’s actual capital amounts and ratios are presented in the following table as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	Actual		Minimum Capital Requirements		With Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2024
Total capital to risk-weighted assets
Company	$217,253	14.11%	$123,143	8.00%	$161,626	10.50%	N/A	N/A
Bank	217,213	14.12%	123,063	8.00%	161,520	10.50%	$153,828	10.00%
Tier I capital to risk-weighted assets
Company	198,916	12.92%	92,358	6.00%	130,840	8.50%	N/A	N/A
Bank	198,876	12.93%	92,297	6.00%	130,754	8.50%	123,063	8.00%
CET I capital to risk-weighted assets
Company	198,916	12.92%	69,268	4.50%	107,751	7.00%	N/A	N/A
Bank	198,876	12.93%	69,223	4.50%	107,680	7.00%	99,988	6.50%
Tier I capital to average assets
Company	198,916	11.64%	68,362	4.00%	N/A	N/A	N/A	N/A
Bank	198,876	11.64%	68,362	4.00%	N/A	N/A	85,452	5.00%

As of December 31, 2023
Total capital to risk-weighted assets
Company	$185,171	12.74%	$116,251	8.00%	$152,579	10.50%	N/A	N/A
Bank	185,118	12.75%	116,169	8.00%	152,472	10.50%	$145,211	10.00%
Tier I capital to risk-weighted assets
Company	166,982	11.49%	87,188	6.00%	123,516	8.50%	N/A	N/A
Bank	166,942	11.50%	87,127	6.00%	123,429	8.50%	116,169	8.00%
CET I capital to risk-weighted assets
Company	166,982	11.49%	65,391	4.50%	101,719	7.00%	N/A	N/A
Bank	166,942	11.50%	65,345	4.50%	101,648	7.00%	94,387	6.50%
Tier I capital to average assets
Company	166,982	9.50%	70,318	4.00%	N/A	N/A	N/A	N/A
Bank	166,942	9.50%	70,318	4.00%	N/A	N/A	87,897	5.00%

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

As of September 30, 2024, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At September 30, 2024, approximately $74.9 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 8:	Related-Party Transactions

At September 30, 2024 and December 31, 2023, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties) approximating $191,000 and $203,000, respectively.

The Bank leases office and retail banking space in Oklahoma City and Woodward, Oklahoma from Central Park on Lincoln, LLC and Haines Realty Investments Company, LLC, respectively, both related parties of the Company.  Lease payments totaled $75,000 and $65,000 for the three months ended September 30, 2024 and 2023, respectively and $205,000 and $186,000 for the nine months ended September 30, 2024 and 2023, respectively.  In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 9:	Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to the maximum legal limit with the Company matching up to 5% of the employee’s salary.  Employer contributions charged to expense for the three months ended September 30, 2024 and 2023 totaled $98,000 and $93,000, respectively. Employer contributions charged to expense for the nine months ended September 30, 2024 and 2023 totaled $331,000 and $302,000, respectively.

Stock-Based Compensation

The Company adopted an equity incentive plan (the “Incentive Plan”) in September 2018. The Incentive Plan permits the grant of restricted stock units and nonqualified incentive stock options.  The Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Incentive Plan for the three months ended September 30, 2024 and 2023 totaled $621,000 and $565,000, respectively. Compensation expense related to the Incentive Plan for the nine months ended September 30, 2024 and 2023 totaled $1.9 million and $1.7 million, respectively. There were 633,117 shares available for future grants as of September 30, 2024.

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

The Company uses newly issued shares for granting RSUs and stock options.

The following table is a summary of the stock option activity under the Incentive Plan (dollar amounts in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Nine Months Ended September 30, 2024
Outstanding at December 31, 2023	220,939	$17.52
Options Granted	-	-
Options Exercised	(106,820)	17.85
Options Forfeited	-	-
Outstanding at September 30, 2024	114,119	17.21	5.06	$2,312,535
Exercisable at September 30, 2024	92,305	17.57	4.72	$1,836,558

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period.

There were no new grants for the nine months ended September 30, 2024 and 2023.

The following table summarizes share information about RSUs for the nine months ended September 30, 2024 and 2023:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Nine Months Ended September 30, 2024
Outstanding at December 31, 2023	211,461	$26.98
Shares granted	100,606	27.34
Shares vested	(52,261)	27.00
Shares forfeited	(4,375)	28.39
End of the period balance	255,431	$27.10

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Nine Months Ended September 30, 2023
Outstanding at December 31, 2022	112,591	$19.15
Shares granted	163,311	29.76
Shares vested	(40,734)	19.04
Shares forfeited	(7,087)	27.34
End of the period balance	228,081	$26.51

As of September 30, 2024, there was approximately $52,000 of unrecognized compensation expense related to 114,119 unvested and/or unexercised stock options and $5.4 million of unrecognized compensation expense related to 255,431 unvested RSUs.  The stock option expense is expected to be recognized over a weighted average period of 0.85 years, and the RSU expense is expected to be recognized over a weighted average period of 3.28 years.

As of September 30, 2023, there was approximately $201,000 of unrecognized compensation expense related to 222,376 unvested and/or unexercised stock options and $4.9 million of unrecognized compensation expense related to 228,081 unvested RSUs.  The stock option expense is expected to be recognized over a weighted average period of 1.45 years, and the RSU expense is expected to be recognized over a weighted average period of 4.00 years.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2024 and December 31, 2023 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2024
Asset retirement obligations	$286	$-	$-	$286

December 31, 2023
Collateral-dependent loans	$16,370	$-	$-	$16,370
Asset retirement obligations	361	-	-	361

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements(dollars in thousands):

		Valuation	Unobservable
	Fair Value	Technique	Inputs
September 30, 2024
Asset retirement obligations	$286	Expected present value	Plugging and abandonment expense

December 31, 2023
Collateral-dependent loans	$16,370	Estimated cash to be received pending resolution of bankruptcy proceedings	Estimated cost to sell
Asset retirement obligations	361	Expected present value	Plugging and abandonment expense

The following table presents estimated fair values of the Company’s financial instruments not recorded at fair value at September 30, 2024 and December 31, 2023 (dollars in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
September 30, 2024

Financial Assets
Cash and due from banks	$186,720	$186,720	$-	$-	$186,720
Interest-bearing time deposits in other banks	8,715	-	8,715	-	8,715
Loans, net of allowance	1,419,671	-	1,417,887	-	1,417,887
Nonmarketable equity securities	1,278	-	1,278	-	1,278
Interest receivable and other assets	32,407	-	18,793	13,614	32,407

Financial Liabilities
Deposits	$1,524,216	$-	$1,524,008	$-	$1,524,008
Interest payable and other liabilities	11,637	-	10,833	804	11,637

December 31, 2023

Financial Assets
Cash and due from banks	$181,042	$181,042	$-	$-	$181,042
Interest-bearing time deposits in other banks	17,679	-	17,679	-	17,679
Loans, net of allowance	1,341,148	-	1,321,413	16,370	1,337,783
Loans held for sale	718	-	718	-	718
Nonmarketable equity securities	1,283	-	1,283	-	1,283
Interest receivable and other assets	35,878	-	19,211	16,667	35,878

Financial Liabilities
Deposits	$1,591,391	$-	$1,590,295	$-	$1,590,295
Interest payable and other liabilities	9,647	-	8,335	1,312	9,647

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

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at September 30, 2024 and December 31, 2023.

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

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets. The following summarizes those financial instruments with contract amounts representing credit risk as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
Commitments to extend credit	$308,931	$256,888
Financial and performance standby letters of credit	11,315	4,247
	$320,246	$261,135

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

On January 1, 2023, the Company adopted ASU 2016-13, see Note (6).  Upon adoption, the Company estimated an allowance for credit losses on off-balance sheet credit exposures, which resulted in recording a reserve for unfunded loan commitments of $500,000.  The reserve for unfunded loan commitments totaled $464,000 at September 30, 2024 and December 31, 2023.

Note 12:	Significant Estimates and Concentrations

GAAP requires disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for credit losses are reflected in Note 6 regarding loans.  Current vulnerabilities due to off-balance sheet credit risk are discussed in Note 11.

As of September 30, 2024, hospitality loans were 20% of gross total loans with outstanding balances of $293.7 million and unfunded commitments of $3.5 million; energy loans were 12% of gross total loans with outstanding balances of $172.2 million and unfunded commitments of $45.9 million.

The Company evaluates goodwill for potential goodwill impairment on an annual basis or more often based on consideration if any impairment indicators have occurred. A prolonged strain on the U.S. economy impacting the Company could result in goodwill being partially or fully impaired. At September 30, 2024, goodwill of $8.5 million was recorded on the consolidated balance sheet.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2023.

Unless the context indicates otherwise, references in this management’s discussion and analysis to “we,” “our,” and “us,” refer to Bank7 Corp. and its consolidated subsidiaries.  All references to “the Bank” refer to Bank7, our wholly owned subsidiary.

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

Q3 2024 Overview

We reported total loans of $1.44 billion as of September 30, 2024, an increase of $44.8 million, or 3.2%, from September 30, 2023. Total deposits were $1.52 billion as of September 30, 2024, a decrease of $69.4 million, or 4.4%, as compared to September 30, 2023.

Pre-tax net income was $15.5 million, an increase of $5.3 million, or 51.9%, for the three months ended September 30, 2024 as compared to pre-tax net income of $10.2 million for the same period in 2023. Pre-tax net income was $45.6 million, an increase of $10.0 million, or 28.0%, for the nine months ended September 30, 2024 as compared to pre-tax net income of $35.7 million for the same period in 2023.

Return on average assets and return on average equity was 2.73% and 23.67%, respectively for the three months ended September 30, 2024, as compared to 1.82% and 18.89%, respectively, for the same period in 2023. Return on average assets and return on average equity was 2.68% and 24.79%, respectively for the nine months ended September 30, 2024, as compared to 2.19% and 23.29%, respectively, for the same period in 2023. Our efficiency ratio for the three months ended September 30, 2024 was 37.87% as compared to 33.61% for the same period in 2023. Our efficiency ratio for the nine months ended September 30, 2024 was 37.58% as compared to 35.05% for the same period in 2023.

The provision for credit losses for the three months ended September 30, 2024 decreased $4.2 million, or 100.0%, as compared to the same period in 2023. The provision for credit losses for the nine months ended September 30, 2024 decreased $5.6 million or 100.0%, as compared to the same period in 2023.  The provision expense for the nine months ended September 30, 2023 was related to loan growth in the first quarter of 2023, the impact of updated economic assumptions, and we had a single loan customer that filed for bankruptcy, and as a result, we recorded an additional allowance for credit losses of $3.0 million.

Results of Operations

Three Months Ended September 30, 2024 and September 30, 2023

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

	Net Interest Margin
	For the Three Months Ended September 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Short-term investments	$191,583	$2,325	4.81%	$176,589	$2,062	4.63%
Debt securities, taxable	51,172	303	2.35	151,174	699	1.83
Debt securities, tax exempt(1)	16,889	69	1.62	19,430	81	1.65
Loans held for sale	250	-	-	232	-	-
Total loans(2)	1,418,512	30,791	8.61	1,344,038	28,880	8.52
Total interest-earning assets	1,678,406	33,488	7.92	1,691,463	31,722	7.44
Noninterest-earning assets	40,002			23,407
Total assets	$1,718,408			$1,714,870

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$922,117	9,237	3.97%	$823,331	7,733	3.73%
Time deposits	253,640	3,034	4.75	292,235	3,243	4.40
Total interest-bearing deposits	1,175,757	12,271	4.14	1,115,566	10,976	3.90
Total interest-bearing liabilities	$1,175,757	12,271	4.14	$1,115,566	10,976	3.90

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$332,487			$422,691
Other noninterest-bearing liabilities	12,221			11,649
Total noninterest-bearing liabilities	344,708			434,340
Shareholders’ equity	197,943			164,964
Total liabilities and shareholders’ equity	$1,718,408			$1,714,870

Net interest income		$21,217			$20,746
Net interest spread			3.78%			3.54%
Net interest margin			5.02%			4.87%

(1)	Taxable-equivalent yield of 2.13% as of September 30, 2024, applying a 24.0% effective tax rate
(2)	Average loan balances include monthly average nonaccrual loans of $7.4 million and $41.2 million as of September 30, 2024 and September 30, 2023, respectively, are included in loans.

For the third quarter of 2024 compared to the third quarter of 2023:
-	Interest income on total loans totaled $30.8 million, an increase of $1.9 million or 6.6%, due to an increase in average loans of $74.5 million, or 5.5%, and increased loan yields as discussed below;
-
Yields on our interest-earning assets totaled 7.92%, an increase of 48 basis points which was attributable to higher loan yields of 9 basis points, an increase in yield on short term investments of 18 basis points, and an increase in yield on taxable debt securities of 52 basis points; and

-	Net interest margin for the third quarter of 2024 was 5.02% compared to 4.87% for the third quarter of 2023.

	Net Interest Margin
	For the Nine Months Ended September 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Short-term investments	$180,426	$6,896	5.09%	$162,432	$5,668	4.67%
Debt securities, taxable	103,507	2,266	2.92	152,702	2,106	1.84
Debt securities, tax exempt(1)	17,468	214	1.63	19,828	253	1.71
Loans held for sale	281	-	-	115	-	-
Total loans(2)	1,381,200	89,834	8.66	1,299,754	81,117	8.34
Total interest-earning assets	1,682,882	99,210	7.85	1,634,831	89,144	7.29
Noninterest-earning assets	39,499			22,560
Total assets	$1,722,381			$1,657,391

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$872,635	25,726	3.93%	$812,962	20,346	3.35%
Time deposits	255,348	9,026	4.71	257,418	7,548	3.92
Total interest-bearing deposits	1,127,983	34,752	4.10	1,070,380	27,894	3.48
Total interest-bearing liabilities	1,127,983	34,752	4.10	1,070,380	27,894	3.48

Noninterest-bearing liabilities:
Noninterest-bearing deposits	395,822			420,356
Other noninterest-bearing liabilities	12,219			10,496
Total noninterest-bearing liabilities	408,041			430,852
Shareholders’ equity	186,357			156,159
Total liabilities and shareholders’ equity	$1,722,381			$1,657,391

Net interest income		$64,458			$61,250
Net interest spread			3.75%			3.81%
Net interest margin			5.10%			5.01%

(1)	Taxable-equivalent yield of 2.15% as of September 30, 2024, applying a 24.2% effective tax rate
(2)	Average loan balances include monthly average nonaccrual loans of $13.9 million and $41.2 million as of September 30, 2024 and September 30, 2023, respectively, are included in loans.

For the first nine months of 2024 compared to the same period in 2023:
-	Interest income on total loans totaled $89.8 million, an increase of $8.7 million or 10.7%, due to an increase in average loans of $81.4 million, or 6.3%, and increased loan yields as discussed below;
-
Yields on our interest-earning assets totaled 7.85%, an increase of 56 basis points which was attributable to higher loan yields of 32 basis points, an increase in yield on short term investments of 42 basis points, and an increase in yield on taxable debt securities of 108 basis points; and

-	Net interest margin for the first nine months of 2024 was 5.10% compared to 5.01% for the same period in 2023.
-
Cost of total interest-bearing deposits totaled 4.10%, an increase of 62 basis points which was attributable to higher interest rates on transaction accounts of 58 basis points and higher interest rates on time deposits accounts of 79 basis points.

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

	Analysis of Changes in Interest Income and Expenses
	For the Three Months Ended
	September 30, 2024 vs 2023
	Change due to:
	Volume(1)	Rate(1)	Interest
			Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$175	$88	$263
Debt securities	(471)	63	(408)
Total loans	1,595	316	1,911
Total increase (decrease) in interest income	1,299	467	1,766

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	926	578	1,504
Time deposits	(427)	218	(209)
Total interest-bearing deposits	499	796	1,295
Total increase (decrease) in interest expense	499	796	1,295

Increase (Decrease) in net interest income	$800	$(329)	$471

	Analysis of Changes in Interest Income and Expenses
	For the Nine Months Ended
	September 30, 2024 vs 2023
	Change due to:
	Volume(1)	Rate(1)	Interest
			Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$629	$599	$1,228
Debt securities	(708)	829	121
Total loans	5,085	3,632	8,717
Total increase (decrease) in interest income	5,006	5,060	10,066

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	1,497	3,883	5,380
Time deposits	(61)	1,539	1,478
Total interest-bearing deposits	1,436	5,422	6,858
Total increase (decrease) in interest expense	1,436	5,422	6,858

Increase (Decrease) in net interest income	$3,570	$(362)	$3,208

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

Securities
Our investment portfolio consists entirely of securities classified as available-for-sale. As a result, the carrying values of our investment securities are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

We evaluate our available-for-sale securities portfolio on a quarterly basis for potential credit-related losses. We assess potential credit losses by comparing the fair value of a debt security to its amortized cost basis. If the fair value of a debt security is greater than the amortized cost basis, no allowance for credit losses is recognized.  If the fair value is less than the amortized cost basis, we review the factors to determine if the impairment is credit-related or noncredit-related.  For debt securities we intend to sell or are more likely than not required to sell, before the recovery of their amortized cost basis, the difference between fair value and amortized cost is impaired and is recognized through earnings. For debt securities we do not intend to sell or are more likely than not required to sell, prior to expected recovery of amortized cost basis, the credit portion of the impairment is recognized through earnings, with a corresponding entry to an allowance for credit losses, and the noncredit portion is recognized through accumulated other comprehensive income.

 The following table summarizes the maturity distribution schedule with corresponding weighted average taxable equivalent yields of the debt securities portfolio at September 30, 2024. The following table presents securities at their expected maturities, which may differ from contractual maturities. The Company manages its debt securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds:

	As of September 30, 2024
			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total

	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *
Available-for-sale	(Dollars in thousands)
U.S. Federal agencies	$-	0.00%	$72	2.93%	$-	0.00%	$-	0.00%	$72	2.93%
Mortgage-backed securities	2,608	1.30	8,203	1.37	1,473	1.40	20,552	1.68	32,836	1.57
State and political subdivisions	3,929	0.94	11,940	1.53	6,286	1.66	-	-	22,155	1.47
U.S. Treasuries	-	-	2,851	1.04	2,623	1.12	-	-	5,474	1.08
Corporate debt securities	-	-	-	-	4,623	3.36	-	-	4,623	3.36
Total	$6,537	1.08%	$23,066	1.41%	$15,005	2.09%	$20,552	1.68%	$65,160	1.63%
Percentage of total	10.03%		35.40%		23.03%		31.54%		100.00%

*Yield is on taxable-equivalent basis using 21% tax rate

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

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023:

-	The provision for credit losses decreased from $4.2 million to $0; and
-	The allowance as a percentage of gross loans decreased by 24 basis points to 1.24%.

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:

-	The provision for credit losses decreased from $5.6 million to $0; and
-	The allowance as a percentage of gross loans decreased by 24 basis points to 1.24%.

Noninterest Income

The following table sets forth the major components of our noninterest income for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended
	September 30,
	2024	2023	$ Increase	% Increase
			(Decrease)	(Decrease)
	(Dollars in thousands)
Noninterest income:
Mortgage lending income	$103	$6	$97	1616.67%
Loss on sales of available-for-sale debt securities	(4)	(7)	3	-42.86%
Service charges on deposit accounts	233	213	20	9.39%
Other income and fees	3,345	795	2,550	320.75%
Total noninterest income	$3,677	$1,007	$2,670	265.14%

Noninterest income for the three months ended September 30, 2024 was $3.7 million compared to $1.0 million for the same period in 2023, an increase of $2.7 million, or 265.1%. The increase was primarily attributable to income related to the operation of oil and gas assets acquired during the fourth quarter of 2023, see Note 2 of the financial statements.

The following table sets forth the major components of our noninterest income for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended
	September 30,
	2024	2023	$ Increase	% Increase
			(Decrease)	(Decrease)
	(Dollars in thousands)
Noninterest income:
Mortgage lending income	$233	$172	$61	35.47%
Loss on sales of available-for-sale debt securities	(4)	(15)	11	-73.33%
Service charges on deposit accounts	742	647	95	14.68%
Other income and fees	7,881	1,668	6,213	372.48%
Total noninterest income	$8,852	$2,472	$6,380	258.09%

Noninterest income for the nine months ended September 30, 2024 was $8.9 million compared to $2.5 million for the same period in 2023, an increase of $6.4 million, or 258.1%. The increase was primarily attributable to income related to the operation of oil and gas assets acquired during the fourth quarter of 2023, see Note 2 of the financial statements.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended
	September 30,
	2024	2023	$ Increase	% Increase
			(Decrease)	(Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$5,333	$4,910	$423	8.62%
Furniture and equipment	258	254	4	1.57
Occupancy	711	662	49	7.40
Data and item processing	498	424	74	17.45
Accounting, marketing, and legal fees	218	14	204	1457.14
Regulatory assessments	261	279	(18)	-6.45
Advertising and public relations	129	74	55	74.32
Travel, lodging and entertainment	87	85	2	2.35
Other expense	1,903	688	1,215	176.60
Total noninterest expense	$9,398	$7,390	$2,008	27.17%

Noninterest expense for the three months ended September 30, 2024 was $9.4 million compared to $7.4 million for the same period in 2023, an increase of $2.0 million, or 27.2%. The increase was primarily attributable to expense related to the operation of oil and gas assets acquired during the fourth quarter of 2023, see Note 2 of the financial statements.

The following table sets forth the major components of our noninterest expense for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended
	September 30,
	2024	2023	$ Increase	% Increase
			(Decrease)	(Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$15,740	$14,299	$1,441	10.08%
Furniture and equipment	813	755	58	7.68
Occupancy	1,985	1,980	5	0.25
Data and item processing	1,437	1,280	157	12.27
Accounting, marketing, and legal fees	582	491	91	18.53
Regulatory assessments	984	1,013	(29)	-2.86
Advertising and public relations	358	273	85	31.14
Travel, lodging and entertainment	270	255	15	5.88
Other expense	5,507	2,068	3,439	166.30
Total noninterest expense	$27,676	$22,414	$5,262	23.48%

Noninterest expense for the nine months ended September 30, 2024 was $27.7 million compared to $22.4 million for the same period in 2023, an increase of $5.3 million, or 23.5%. The increase was primarily attributable to expense related to the operation of oil and gas assets acquired during the fourth quarter of 2023, see Note 2 of the financial statements.

Financial Condition

The following discussion of our financial condition compares September 30, 2024 and December 31, 2023.

Total Assets

Total assets decreased $31.2 million, or 1.8%, to $1.74 billion as of September 30, 2024, compared to $1.77 billion as of December 31, 2023.

Loan Portfolio

The following table presents the balance and associated percentage of each major category in our loan portfolio as of September 30, 2024 and December 31, 2023:

	As of September 30,		As of December 31,
	2024		2023
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$157,374	11.0%	$137,206	10.1%
1-4 family real estate	115,497	8.0%	100,576	7.4%
Commercial real estate - other	536,070	37.2%	518,622	38.0%
Total commercial real estate	808,941	56.2%	756,404	55.5%

Commercial & industrial	547,430	38.0%	526,185	38.5%
Agricultural	69,171	4.8%	66,495	4.9%
Consumer	14,308	1.0%	14,517	1.1%
Gross loans	1,439,850	100.0%	1,363,601	100.0%
Less: unearned income, net	(2,306)		(2,762)
Total Loans, net of unearned income	1,437,544		1,360,839
Less: Allowance for credit losses	(17,873)		(19,691)
Net loans	$1,419,671		$1,341,148

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of September 30, 2024, and December 31, 2023, our gross loans were $1.44 billion and $1.36 billion, respectively.

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

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of September 30, 2024
			Due after One Year		Due after Five Years
	Due in One Year or Less		Through Five Years		Through Fifteen Years		Due after Fifteen Years
	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Total
	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Construction & development	$12,992	$67,816	$1,864	$74,015	$-	$576	$111	$-	$157,374
1-4 family real estate	19,439	17,637	37,587	30,194	990	4,989	4,661	-	115,497
Commercial real estate - other	42,301	78,457	115,304	270,925	157	19,640	9,286	-	536,070
Total commercial real estate	74,732	163,910	154,755	375,134	1,147	25,205	14,058	-	808,941

Commercial & industrial	36,462	294,857	20,048	177,463	8,559	9,437	604	-	547,430
Agricultural	20,900	4,028	14,954	26,404	-	1,026	1,859	-	69,171
Consumer	1,739	5	5,593	178	509	3,521	2,763	-	14,308
Gross loans	$133,833	$462,800	$195,350	$579,179	$10,215	$39,189	$19,284	$-	$1,439,850

	As of December 31, 2023
			Due after One Year		Due after Five Years
	Due in One Year or Less		Through Five Years		Through Fifteen Years		Due after Fifteen Years
	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Total
	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Construction & development	$11,431	$70,040	$8,970	$44,935	$-	$1,438	$392	$-	$137,206
1-4 family real estate	13,628	13,015	41,602	21,451	26	5,443	5,411	-	100,576
Commercial real estate - other	50,251	65,120	152,250	219,260	129	21,283	10,329	-	518,622
Total commerical real estate	75,310	148,175	202,822	285,646	155	28,164	16,132	-	756,404

Commercial & industrial	20,389	263,564	41,520	186,776	3,276	10,041	619	-	526,185
Agricultural	13,250	22,615	13,935	13,032	-	810	2,853	-	66,495
Consumer	2,170	14	5,490	121	595	3,604	2,523	-	14,517
Gross loans	$111,119	$434,368	$263,767	$485,575	$4,026	$42,619	$22,127	$-	$1,363,601

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

The allowance was $17.9 million at September 30, 2024, compared to $19.7 million at December 31, 2023.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Nine Months Ended September 30,
	2024	2023
	(Dollars in thousands)
Balance at beginning of the period	$19,691	$14,734
Impact of CECL adoption	-	250
Provision for credit losses for loans	-	5,681
Charge-offs:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	-	-
Commercial & industrial	(2,000)	-
Agricultural	-	(7)
Consumer	-	(16)
Total charge-offs	(2,000)	(23)
Recoveries:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	-	-
Commercial & industrial	176	-
Agricultural	6	2
Consumer	-	5
Total recoveries	182	7
Net recoveries (charge-offs)	(1,818)	(16)
Balance at end of the period	$17,873	$20,649
Net recoveries (charge-offs) to average loans	-0.18%	0.00%

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of September 30,		As of December 31,
	2024		2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,652	9.2%	$1,417	7.2%
1-4 family real estate	1,378	7.7%	1,271	6.5%
Commercial real estate - other	6,848	38.3%	6,889	35.0%
Commercial & industrial	7,084	39.7%	9,237	46.8%
Agricultural	679	3.8%	628	3.2%
Consumer	232	1.3%	249	1.3%
Total	$17,873	100.0%	$19,691	100.0%

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

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of September 30, 2024	As of December 31, 2023
	(Dollars in thousands)
Nonaccrual loans(1)	$6,952	$18,941
Accruing loans 90 or more days past due	779	10,026
Total nonperforming assets	$7,731	$28,967
Ratio of nonperforming loans to total loans	0.54%	2.13%
Ratio of nonaccrual loans to total loans	0.48%	1.39%
Ratio of allowance for credit losses to total loans	1.24%	1.45%
Ratio of allowance for credit losses to nonaccrual loans	257.09%	103.96%
Ratio of nonperforming assets to total assets	0.44%	1.64%

(1)
Included in the nonaccrual loans balance are $0 and $10.12 million of loans modified to borrows experiencing financial difficulty as of September 30, 2024 and December 31, 2023, respectively. See Note 6 of the financial statements.

The following tables present an aging analysis of loans as of the dates indicated.

	As of September 30, 2024
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total past due loans	Current	Gross loans
	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$157,374	$157,374
1-4 family real estate	-	-	-	-	-	115,497	115,497
Commercial real estate - other	1,938	4,476	721	721	7,135	528,935	536,070
Commercial & industrial	9	-	28	-	37	547,393	547,430
Agricultural	-	-	-	-	-	69,171	69,171
Consumer	46	-	58	58	104	14,204	14,308
Total	$1,993	$4,476	$807	$779	$7,276	$1,432,574	$1,439,850

	As of December 31, 2023
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Gross loans
	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$137,206	$137,206
1-4 family real estate	-	-	-	-	-	100,576	100,576
Commercial real estate - other	-	-	-	-	-	518,622	518,622
Commercial & industrial	472	10,969	9,946	9,946	21,387	504,798	526,185
Agricultural	-	-	-	-	-	66,495	66,495
Consumer	-	27	80	80	107	14,410	14,517
Total	$472	$10,996	$10,026	$10,026	$21,494	$1,342,107	$1,363,601

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

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of September 30, 2024
	Pass	Watch	Special mention	Substandard	Total

	(Dollars in thousands)
Construction & development	$155,552	$-	$1,822	$-	$157,374
1-4 family real estate	115,497	-	-	-	115,497
Commercial real estate - other	523,668	8,542	721	3,139	536,070
Commercial & industrial	536,924	3,234	1,513	5,759	547,430
Agricultural	69,171	-	-	-	69,171
Consumer	14,226	-	-	82	14,308
Total	$1,415,038	$11,776	$4,056	$8,980	$1,439,850

	As of December 31, 2023
	Pass	Watch	Special mention	Substandard	Total

	(Dollars in thousands)
Construction & development	$136,417	$-	$789	$-	$137,206
1-4 family real estate	100,576	-	-	-	100,576
Commercial real estate - other	502,795	-	15,701	126	518,622
Commercial & industrial	485,433	4,094	5,767	30,891	526,185
Agricultural	66,495	-	-	-	66,495
Consumer	14,437	-	-	80	14,517
Total	$1,306,153	$4,094	$22,257	$31,097	$1,363,601

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

Total deposits as of September 30, 2024 and December 31, 2023 were $1.52 billion and $1.59 billion, respectively.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits were $344.6 million and $448.7 million at September 30, 2024 and December 31, 2023, respectively, as calculated per regulatory guidance. This was approximately 22.6% and 28.2% of deposits at September 30, 2024 and December 31, 2023, respectively.

The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	As of September 30,		As of December 31,
	2024		2023
	Amount	Percentage of Total	Amount	Percentage of Total

	(Dollars in thousands)
Noninterest-bearing demand	$322,480	21.2%	$482,349	30.4%
Interest-bearing transaction deposits	830,558	54.4%	702,150	44.1%
Savings deposits	108,258	7.1%	150,116	9.4%
Time deposits (less than $250,000)	168,676	11.1%	168,690	10.6%
Time deposits ($250,000 or more)	94,244	6.2%	88,086	5.5%
Total interest-bearing deposits	1,201,736	78.8%	1,109,042	69.6%
Total deposits	$1,524,216	100.0%	$1,591,391	100.0%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of September 30, 2024 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits (less than $250,000)	$67,015	$62,665	$33,501	$5,495	$168,676
Time deposits ($250,000 or more)	29,338	46,562	16,154	2,190	94,244
Total time deposits	$96,353	$109,227	$49,655	$7,685	$262,920

	As of December 31, 2023 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits (less than $250,000)	$52,423	$55,570	$50,047	$10,650	$168,690
Time deposits ($250,000 or more)	30,807	18,472	17,492	21,315	88,086
Total time deposits	$83,230	$74,042	$67,539	$31,965	$256,776

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

As of September 30, 2024, we had no unsecured fed funds lines with correspondent depository institutions, with no corresponding amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $192.0 million as of September 30, 2024 and $159.2 million as of December 31, 2023, and we had access to approximately $367.7 million in liquidity with the Federal Reserve Bank as of September 30, 2024 and $0 as of December 31, 2023.

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

As of September 30, 2024, the Bank was in compliance with all applicable regulatory requirements and categorized as “well-capitalized” under the prompt corrective action frame work.  There have been no conditions or events since September 30, 2024 that management believes would change this classification. The table below presents our applicable capital requirements, as well as our capital ratios as of September 30, 2024 and December 31, 2023. The Company exceeded all regulatory capital requirements and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. As of September 30, 2024, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

	Actual		With Capital Conservation Buffer		Minimum to be “Well- Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2024
Total capital (to risk-weighted assets)
Company	$217,253	14.11%	$161,626	10.50%	N/A	N/A
Bank	217,213	14.12%	161,520	10.50%	$153,828	10.00%
Tier 1 capital (to risk-weighted assets)
Company	198,916	12.92%	130,840	8.50%	N/A	N/A
Bank	198,876	12.93%	130,754	8.50%	123,063	8.00%
CET 1 capital (to risk-weighted assets)
Company	198,916	12.92%	107,751	7.00%	N/A	N/A
Bank	198,876	12.93%	107,680	7.00%	99,988	6.50%
Tier 1 capital (to average assets)
Company	198,916	11.64%	N/A	N/A	N/A	N/A
Bank	198,876	11.64%	N/A	N/A	85,452	5.00%
	Actual		With Capital Conservation Buffer		Minimum to be “Well- Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2023
Total capital (to risk-weighted assets)
Company	$185,171	12.74%	$152,579	10.50%	N/A	N/A
Bank	185,118	12.75%	152,472	10.50%	$145,211	10.00%
Tier 1 capital (to risk-weighted assets)
Company	166,982	11.49%	123,516	8.50%	N/A	N/A
Bank	166,942	11.50%	123,429	8.50%	116,169	8.00%
CET 1 capital (to risk-weighted assets)
Company	166,982	11.49%	101,719	7.00%	N/A	N/A
Bank	166,942	11.50%	101,648	7.00%	94,387	6.50%
Tier 1 capital (to average assets)
Company	166,982	9.50%	N/A	N/A	N/A	N/A
Bank	166,942	9.50%	N/A	N/A	87,897	5.00%

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased $33.8 million as of September 30, 2024 to $204.2 million, compared to $170.3 million as of December 31, 2023.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of September 30, 2024, and December 31, 2023:

	Payments Due as of September 30, 2024
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total

	(Dollars in thousands)
Deposits without a stated maturity	$1,261,296	$-	$-	$-	$1,261,296
Time deposits	255,235	6,771	914	-	262,920
Operating lease commitments	658	627	308	435	2,028
Total contractual obligations	$1,517,189	$7,398	$1,222	$435	$1,526,244

	Payments Due as of December 31, 2023
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total

	(Dollars in thousands)
Deposits without a stated maturity	$1,334,615	$-	$-	$-	$1,334,615
Time deposits	224,811	31,345	620	-	256,776
Operating lease commitments	553	627	308	850	2,338
Total contractual obligations	$1,559,979	$31,972	$928	$850	$1,593,729

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

The following table summarizes commitments as of the dates presented.

	September 30,	December 31,
	2024	2023
	(Dollars in thousands)
Commitments to extend credit	$308,931	$256,888
Standby letters of credit	11,315	4,247
Total	$320,246	$261,135

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

Goodwill and Intangibles

Intangible assets totaled $907,000 and goodwill, net of accumulated amortization, totaled $8.5 million as of September 30, 2024, compared to intangible assets of $1.0 million and goodwill of $8.5 million as of December 31, 2023.

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

Our exposure to interest rate risk is managed by the Asset/Liability Committee, or the ALCO Committee, in accordance with policies approved by our board of directors. The ALCO Committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO Committee considers the impact on earnings and capital on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO Committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO Committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk, which include an analysis of relationships between interest-earning assets and interest-bearing liabilities and an interest rate shock simulation model.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:
	September 30,		December 31,
	2024		2023
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+400	20.62%	20.41%	23.35%	17.72%
+300	16.75%	19.34%	19.04%	16.63%
+200	12.83%	18.16%	14.74%	15.45%
+100	8.76%	16.87%	10.42%	14.20%
Base	4.22%	15.24%	5.76%	12.72%
-100	-0.66%	13.82%	0.73%	11.22%

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2024 of our disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, such controls.

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

In addition to the other information set forth in this Report, we refer you to Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC. Other than the risk factors set forth below, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 28, 2021, the Company adopted a Repurchase Plan (the “RP”) that authorizes the repurchase of up to 750,000 shares of the Company’s stock. Stock repurchases under the RP take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. The RP expired on October 28, 2023. There were no share repurchases under this plan. On October 30, 2023, the Company adopted a new Repurchase Plan (the “New RP”) that authorizes the repurchase of up to 750,000 shares of the Company’s stock. Stock repurchases under the New RP will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase plans do not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under these plans will be retired subsequent to acquisition. During the nine months ended September 30, 2024, there were no shares purchased under the Company’s repurchase plan.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Mine Safety Disclosures

None

ITEM 5.	Other Information

During the nine months ended September 30, 2024, none of our officers or directors adopted or terminated a Rule 10b5-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined under Item 408(a) of Regulation S-K.

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

BANK7 CORP.

DATED:	November 5, 2024	By:	/s/ Thomas L. Travis
Thomas L. Travis
Vice Chairman and Chief Executive Officer

DATED:	November 5, 2024	By:	/s/ Kelly J. Harris
Kelly J. Harris
Executive Vice President and Chief Financial Officer