Form 10-K
period 2024-12-31
Bank7 Corp.
filed 2025-03-12
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024.
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by  checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $126,556,918 based on the closing sale price reported on the NASDAQ Global Market Select System.

As of March 12, 2025, the registrant had 9,448,237 shares of common stock, par value $0.01, outstanding.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 15, 2025 are incorporated into Part III of this Annual Report on Form 10-K.

Item 1.   Business

Company Overview

We are Bank7 Corp., a bank holding company headquartered in Oklahoma City, Oklahoma. Through our wholly-owned subsidiary, Bank7, we operate twelve full-service branches in Oklahoma, Texas, and Kansas. We were formed in 2004 in connection with our acquisition of First National Bank of Medford, which was renamed Bank7 (the “Bank”).  We are focused on serving business owners and entrepreneurs by delivering fast, consistent and well-designed banking solutions. As of December 31, 2024, we had total assets of $1.74 billion, total loans of $1.40 billion, total deposits of $1.52 billion and total shareholders’ equity of $213.2 million.

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

The Bank has a particular focus in the following loan categories (i) commercial real estate lending (“CRE”), (ii) hospitality lending, (iii) energy lending, and (iv) commercial and industrial lending.  Although it is a small segment of the Bank, we also provide consumer lending services to individuals for personal and household purposes, including secured and unsecured term loans and home improvement loans.  Consumer lending services include (i) residential real estate loans and mortgage banking services, (ii) personal lines of credit, (iii) loans for the purchase of automobiles, and (iv) other installment loans.

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

Human Capital

Our corporate culture is defined by core values which include integrity, accountability, professionalism, community-focus and efficiency. As of December 31, 2024, we had 124 full time employees. We value our employees by investing in competitive compensation and benefit packages and fostering a team environment centered on professional service and open communication. Attracting, retaining and developing qualified, engaged employees who embody these values are crucial our success. We offer all of our employees a comprehensive benefits package that includes medical, dental and vision insurance, a flexible spending plan, group life insurance, short-term and long-term disability insurance, a traditional 401(k) Plan, competitive paid time off/paid holidays, and competitive incentives.

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

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of banks, their holding companies and their affiliates. These laws are intended primarily for the protection of depositors, customers and the Depositor Insurance Fund of the FDIC (“DIF”) rather than for shareholders. Federal and state laws, and the related regulations of the bank regulatory agencies, affect, among other things, the scope of business, the kinds and amounts of permissible investments, reserve requirements, capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates. the payment of dividends and redemption of securities.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can affect the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management’s ability and performance, earnings, liquidity sensitivity to market risk and various other factors. These regulatory agencies have broad discretion to impose restrictions and limitations on the operations of a regulated entity and exercise enforcement powers over a regulated entity (including terminating deposit insurance, imposing orders, fines and other civil and criminal penalties, removing officers and directors and appointing supervisors and conservators) where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or regulations, or are otherwise inconsistent with the supervisory policies of these agencies.

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

As of December 31, 2024, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules.

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

As of December 31, 2024, the Bank met the requirements for being deemed “well-capitalized” for purposes of the prompt corrective action regulations.

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

Examination Assessments. Oklahoma-chartered banks are required to pay an annual fee of $1,000 to the OBD to fund its operations. In addition, Oklahoma-chartered banks are charged an examination assessment calculated based on the amount of the Bank’s assets at rates established by the Oklahoma Banking Board. During the year ended December 31, 2024, the Bank paid examination assessments to the OBD totaling $246,000.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2024.

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

Loans to Directors, Executive Officers and Principal Shareholders. The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under the Federal Reserve’s Regulation O, as well as the Sarbanes-Oxley Act. These statutes and regulations impose limits the amount of loans the Bank may make to directors and other insiders and require that the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank, that the Bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with the Company or the Bank; and that the loans must not involve a greater than normal risk of non-payment or include other features not favorable to the Bank. Furthermore, the Bank must periodically report all loans made to directors and other insiders to the bank regulators. As of December 31, 2024, the Bank had no outstanding loans to insiders.

Limits on Loans to One Borrower. As an Oklahoma state-chartered bank, the Bank is subject to limits on the amount of loans it can make to one borrower. With certain limited exceptions, loans and extensions of credit from Oklahoma state-chartered banks outstanding to any borrower (including certain related entities of the borrower) at any one time may not exceed 30% of the capital, less intangible assets, of the bank. An Oklahoma state-chartered bank may lend an additional amount if the loan is fully secured by certain types of collateral, like bonds or notes of the United States. Certain types of loans are exempted from the lending limits, including loans secured by segregated deposits held by the Bank. The Bank’s legal lending limit to any one borrower was $68.2 million as of December 31, 2024.

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

Federal Banking Agency Incentive Compensation Guidance

The federal bank regulatory agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (1) balanced risk-taking incentives; (2) compatibility with effective controls and risk management; and (3) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, the Basel III capital rules limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. Although the federal bank regulatory agencies proposed additional rules in June of 2016 and again in May of 2024 related to incentive compensation for all banks with more than $1.0 billion in assets, which would include the Company and the Bank, those rules have not been finalized and the scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.

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

As of December 31, 2024, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in our markets and the substantial majority of our secured loans were secured by collateral located in our markets.  Accordingly, we are exposed to risks associated with a lack of geographic diversification as any regional or local economic downturn that affects our markets, our existing or prospective borrowers, or property values in our markets may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.

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

The energy industry is a significant sector in our Oklahoma market, and to a lesser extent, Kansas and the Dallas/Fort Worth metropolitan area. A downturn or lack of growth in the energy industry and energy-related business, including sustained low oil or gas prices or the failure of oil or gas prices to rise in the future, could adversely affect our business, financial condition and results of operations. As of December 31, 2024, our energy loans, which include loans to exploration and production companies, midstream companies, purchasers of mineral and royalty interests and service providers totaled $133.3 million, or 9.5% of total loans, as compared to $190.6 million, or 14.0% of total loans as of December 31, 2023. In addition to our direct exposure to energy loans, we also have indirect exposure to energy prices, as some of our non-energy customers’ businesses are directly affected by volatility with the oil and gas industry and energy prices and otherwise are dependent on energy-related businesses. As of December 31, 2024, we had $39 million in unfunded commitments to borrowers in the oil and gas industry.

We have credit exposure to the hospitality industry.

The Company has loan exposure to the hospitality industry, primarily through loans made to construct or finance the operation of hotels. At December 31, 2024, this exposure was approximately $259.1 million, or 18.5%, of the total loan portfolio, along with an additional $2.9 million in unfunded debt, as compared to $298.5 million, or 21.9%, of the total loan portfolio, along with an additional $5.7 million in unfunded debt as of December 31, 2023. The hospitality industry is subject to changes in the travel patterns of business and leisure travelers, both of which are affected by the strength of the economy, as well as other factors. The performance of the hospitality industry has traditionally been closely linked with the performance of the general economy and, specifically, growth in gross domestic product. Changes in travel patterns of both business and leisure travelers, particularly during periods of economic contraction or low levels of economic growth, may create difficulties for the industry over the long-term. Although we have made a large portion of our hospitality loans to long-term, well-established hotel operators in strategic locations, a general downturn in the supply growth of such markets or hotel occupancy or room rates could negatively impact the borrowers’ ability to repay. A significant loss in this portfolio could materially and adversely affect the Company’s financial condition and results of operations.

We have a concentration in commercial real estate lending that could cause our regulators to restrict our ability to grow.

As a part of their regulatory oversight, the federal regulators have issued guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices, or the CRE Concentration Guidance, with respect to a financial institution’s concentrations in CRE lending activities. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of total capital; or (2) total CRE loans as defined in this guidance, or Regulatory CRE, represent 300% or more of total capital, and the institution’s Regulatory CRE has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidance, loans secured by owner occupied CRE are not included for purposes of the CRE concentration calculation. As of December 31, 2024, our Regulatory CRE represented 254.04% of our total Bank capital and our construction, land development and other land loans represented 74.82% of our total Bank capital, as compared to 290.69% and 73.97% as of December 31, 2023, respectively. During the prior 36-month period, our Regulatory CRE has decreased 48.43%. We are actively working to manage our Regulatory CRE concentration, and we believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance. We utilize enhanced CRE monitoring techniques as expected by banking regulators as our concentrations have approached or exceeded the regulatory guidance. Nevertheless, the Federal Reserve could become concerned about our CRE loan concentrations, and it could limit our ability to grow by restricting its approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities, or by requiring us to raise additional capital, reduce our loan concentrations or undertake other remedial actions.

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

As of December 31, 2024, we had approximately $1.38 billion of commercial purpose loans, which include general commercial, energy, agricultural, and CRE loans, representing approximately 99.0% of our gross loan portfolio. Commercial purpose loans are often larger and involve greater risks than other types of lending. Because payments on these loans are often dependent on the successful operation or development of the property or business involved, their repayment is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy.

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

As of December 31, 2024, our 20 largest borrowing relationships ranged from approximately $16.8 million to $45.1 million (including unfunded commitments) and totaled approximately $552.1 million in total commitments (representing, in the aggregate, 32.8% of our total outstanding commitments as of December 31, 2024). Each of the loans associated with these relationships has been underwritten in accordance with our underwriting policies and limits. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this concentration of borrowers presents a risk that, if one or more of these relationships were to become delinquent or suffer default, we could be exposed to material losses. The allowance for credit losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if these loans are adequately collateralized, an increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.

At December 31, 2024, our 20 largest deposit relationships accounted for 29.3% of our total deposits. Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of withdrawals of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, which would adversely affect our results of operations. Under applicable regulations, if the Bank were no longer “well capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC.

A substantial portion of our loan portfolio consists of loans maturing within one year, and there is no guarantee that these loans will be replaced upon maturity or renewed on the same terms or at all.

As of December 31, 2024, approximately 40.3% of our gross loans were maturing within one year, compared to approximately 40.0% of our gross loans that were maturing within one year as of December 31, 2023. As a result, we will either need to renew or replace these loans during the course of the year. There is no guarantee that these loans will be originated or renewed by borrowers on the same terms or at all, as demand for such loans may decrease. Furthermore, there is no guarantee that borrowers will qualify for new loans or that existing loans will be renewed by us on the same terms or at all, as collateral values may be insufficient or the borrowers’ cash flow may be materially less than when the loan was initially originated. This could result in a significant decline in the size of our loan portfolio.

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

As of December 31, 2024, approximately $1.28 billion, or 84.2%, of our deposits consisted of demand, savings, money market and negotiable order of withdrawal, or NOW, accounts. Approximately $239.2 million of the remaining balance of deposits consists of certificates of deposit, of which approximately $231.7 million, or 96.9% of remaining deposits, was due to mature within one year. Based on our experience, we believe that our savings, money market and non-interest-bearing accounts are relatively stable sources of funds. Historically, a majority of non-brokered certificates of deposit are renewed upon maturity as long as we pay competitive interest rates. Many of these customers are, however, interest-rate conscious and may be willing to move funds into higher-yielding investment alternatives. Our ability to attract and maintain deposits, as well as our cost of funds, has been, and will continue to be significantly affected by general economic conditions. In addition, as market interest rates rise, we will have competitive pressure to increase the rates we pay on deposits. If we increase interest rates paid to retain deposits, our earnings may be adversely affected.

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

Inflation reached a near 40-year high in late 2021 and persisted at elevated levels during 2022 and 2023. While inflationary pressures have begun to moderate, their effects continued into 2024. The U.S. Bureau of Labor Statistics reported that the 12-month percent change in the Consumer Price Index for All Urban Consumers (not seasonally adjusted) for all items was 2.9% for December 2023 to December 2024, 3.4% for December 2022 to December 2023, 6.5% for December 2021 to December 2022, 7.0% for December 2020 to December 2021, 1.4% for December 2019 to December 2020, and 2.3% for December 2018 to December 2019. Inflationary pressures have begun to moderate during 2024, and current economic forecasts suggest a further easing in 2025.

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

Our principal shareholders (collectively, the “Haines Family Trusts”) have the benefit of certain registration rights covering all of their shares of our common stock pursuant to the registration rights agreement that we entered into with the Haines Family Trusts in connection with our initial public offering. Sales of a substantial number of these shares in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline or to be lower than it might otherwise be. In addition, as of December 31, 2024 approximately 55.8% of our outstanding common stock is beneficially owned by our principal shareholders, executive officers and directors. The substantial amount of common stock that is owned by and issuable to our principal shareholders, executive officers and directors may adversely affect our share price, our share price volatility and the development and persistence of an active and liquid trading market. The sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

We are controlled by insiders, whose interests may not coincide with our other shareholders.

As of December 31, 2024, the Haines Family Trusts, management, and the board of directors control approximately 55.8% of our common stock. So long as insiders continue to control more than 50% of our outstanding shares of common stock, they will have the ability, if they vote in the same manner, to determine the outcome of all matters requiring shareholder approval, including the election of directors, the approval of mergers, material acquisitions and dispositions and other extraordinary transactions, and amendments to our certificate of incorporation, bylaws and other corporate governance documents. In addition, this concentration of ownership may delay or prevent a change in control of our Company and make some transactions more difficult or impossible without the support of the Haines Family Trusts. The Haines Family Trusts also have certain rights, such as registration rights, that our other shareholders do not have. In any of these matters, the interests of the Haines Family Trusts may differ from or conflict with our interests as a company or the interests of other shareholders. Accordingly, the Haines Family Trusts could influence us to enter into transactions or agreements that other shareholders would not approve or make decisions with which other shareholders may disagree.

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

We engage in regular assessments of our infrastructure, software systems, and network architecture utilizing third-party cybersecurity professions, including annual penetration testing and audits of our information technology systems to identify vulnerabilities and areas for additional enhancement. Employees receive regular virtual and in-person security awareness training through simulated tests, company communications, and in-person training. We also maintain a vendor management program to identify and assess risks of our third-party service providers.

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

Governance

Our cybersecurity function is overseen by our COO/ IT Manager who has over 9 years’ experience managing such functions. IT functions are also managed through our IT Committee which is comprised of several senior level executive officers and other Company employees and chaired by our COO/ IT Manager.  The IT Committee governs all IT functions at the Company and selects, monitors and manages our third-party IT service providers that implement and maintain our cybersecurity functions.

We also maintain a Cyber Incident Response Team, which includes a board representative and an executive officer representative and is chaired by our COO/IT Manager.  The Cyber Incident Response Team is charged with developing and implementing incident response and recovery plans to guide our employees, management and the Board in their response to a cybersecurity incident.

Our Board of Directors is responsible for overseeing our enterprise risk management activities in general, including cybersecurity risks.  The full Board receives a network health report at each board meeting from our COO/ IT Manager, which addresses our overall network risk including any relevant cybersecurity threats and incidents.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The NASDAQ Global Select Market under the symbol “BSVN”. The approximate number of holders of record of the Company’s common stock as of March 12, 2025 was 5.

We paid quarterly dividends of $0.21 per share with respect to each of the first two quarters of 2024, increasing to $0.24 per share for the third and fourth quarters. We currently expect to continue quarterly dividends of $0.24 per share in the future. Any future determination to pay dividends and the amount of such dividends will be made by its Board of Directors and will depend on a number of factors, including

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

Set forth below is information as of December 31, 2024 regarding securities authorized for issuance under the equity compensation plans. The plan that has been approved by the shareholders is the Bank7 Corp. 2018 Equity Incentive Plan.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by shareholders	311,927	$16.79	636,430
Equity compensation plans not approved by shareholders	-	-	-

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

As of December 31, 2024, we had total assets of $1.74 billion, total loans of $1.40 billion, total deposits of $1.52 billion and total shareholders’ equity of $213.2 million.

The U.S. economy experienced widespread volatility throughout 2020 and 2021 as a result of the COVID-19 pandemic and government responses to the pandemic. Economic condition declined rapidly and significantly following the initial widespread U.S. outbreak in March and April of 2020. Federal stimulus was quickly passed in the form of the CARES Act and the economy rebounded significantly in the second half of 2020. In an emergency measure aimed at dampening the economic impact of COVID-19, the Federal Reserve lowered the target for the federal funds rate to a range of between zero to 0.25% effective on March 16, 2020 where it remained through the end of 2020. This action by the Federal Reserve followed a prior reduction of the targeted federal funds rates to a range of 1.0% to 1.25% effective March 4, 2020.  As the pandemic eased through 2021 and inflation increased, the Federal Reserve aggressively raised the federal funds target rate to 4.25-4.50% by the end of 2022 and to 5.25%-5.50% by the end of 2023.  In 2024, the Federal Reserve began to adjust monetary policy, ultimately lowering the federal funds rate three times, ending the year with a target range of 4.25% to 4.5%. These monetary policy actions, along with the impact of the elevated interest rate environment experienced earlier in 2024, influenced our net interest income and credit quality throughout the year.

2024 Overview

We reported total loans of $1.40 billion as of December 31, 2024, an increase of $36.5 million, or 2.7%, from December 31, 2023. Total deposits were $1.52 billion as of December 31, 2024, a decrease of $75.9 million, or 4.8%, from December 31, 2023.

Pre-tax net income was $60.4 million, an increase of $23.1 million, or 62.1%, for the year ended December 31, 2024 as compared to pre-tax net income of $37.2 million for the same period in 2023.

Pre-tax return on average assets and return on average equity was 3.50% and 31.41%, respectively, for the year ended December 31, 2024, as compared to 2.21% and 23.47%, respectively, for the same period in 2023. Tax-adjusted return on average assets and return on average equity was 2.65% and 23.78%, respectively, for the year ended December 31, 2024, as compared to 1.68% and 17.83%, respectively, for the same period in 2023. Our efficiency ratio for the year ended December 31, 2024 was 37.90% as compared to 36.07% for the same period in 2023.

The provision for credit losses for the year ended December 31, 2024 decreased $21.1 million, or 100%, from $21.1 million compared to the same period in 2023. The provision expense for the year ended December 31, 2023 was related to loan growth in the first quarter of 2023, the impact of updated economic assumptions, and we had a single loan customer that filed for bankruptcy, and as a result, we recorded a charge-off of $16.5 million, increased nonaccrual loans by $18.4 million, and recorded an additional specific reserve to the allowance for credit losses and provision for loan losses of $2.0 million.  See Note (6) of the financial statements for further disclosure and discussion.

Results of Operations

Years Ended December 31, 2024, December 31, 2023, and December 31, 2022

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

	Net Interest Margin
	For the Year Ended December 31,
	2024			2023			2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Short-term investments	$184,328	$9,320	5.04%	$174,600	$8,580	4.91%	$129,624	$1,673	1.29%
Debt securities, taxable	90,184	2,531	2.80	152,094	2,791	1.84	145,915	2,313	1.59
Debt securities, tax exempt(1)	16,651	273	1.64	19,430	330	1.70	21,635	360	1.66
Loans held for sale	343	-	-	158	-	-	586	-	-
Total loans(2)	1,391,552	119,416	8.56	1,315,578	109,843	8.35	1,143,380	74,403	6.51
Total interest-earning assets	1,683,058	131,540	7.79	1,661,860	121,544	7.31	1,441,140	78,749	5.46
Noninterest-earning assets	39,555			25,943			23,532
Total assets	$1,722,613			$1,687,803			$1,464,672

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$882,314	33,408	3.78%	$825,169	28,582	3.46%	$724,617	7,842	1.08%
Time deposits	254,057	11,937	4.69	256,672	10,416	4.06	165,735	1,480	0.89
Total interest-bearing deposits	1,136,371	45,345	3.98	1,081,841	38,998	3.60	890,352	9,322	1.05
Total interest-bearing liabilities	1,136,371	45,345	3.98	1,081,841	38,998	3.60	890,352	9,322	1.05

Noninterest-bearing liabilities:
Noninterest-bearing deposits	381,660			433,603			432,901
Other noninterest-bearing liabilities	12,419			10,423			7,520
Total noninterest-bearing liabilities	394,079			444,026			440,421
Shareholders’ equity	192,163			161,936			133,899
Total liabilities and shareholders’ equity	$1,722,613			$1,687,803			$1,464,672

Net interest income		$86,195			$82,546			$69,427
Net interest spread			3.81%			3.71%			4.42%
Net interest margin			5.11%			4.97%			4.82%

(1)	Taxable-equivalent yield of 2.16% as of December 31, 2024, applying a 24.3% effective tax rate
(2)	Average loan balances include monthly average nonaccrual loans of $12.4 million, $18.8 million and $8.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

For the year ended December 31, 2024 compared to the year ended December 31, 2023:

-
Total interest income on loans increased $9.6 million, or 8.7%, to $119.4 million, which was attributable to a $76.0 million increase in the average balance of loans to $1.39 billion during the year ended 2024 as compared with the average balance of loans of $1.32 billion for the year ended 2023, and increased loan yields as discussed below;

-
Yields on our interest-earning assets totaled 7.79%, an increase of 48 basis points which was attributable to higher loan rates of 21 basis points, an increase in yield on short term investments of 13 basis points, and an increase in yield on taxable debt securities of 96 basis points; and

-	Net interest margin for the years ended 2024 and 2023 was 5.11% and 4.97%, respectively.

We experienced strong asset growth for the year ended December 31, 2023 compared to the year ended December 31, 2022:

-
Total interest income on loans increased $35.4 million, or 47.6%, to $109.8 million, which was attributable to a $172.2 million increase in the average balance of loans to $1.32 billion during the year ended 2023 as compared with the average balance of $1.14 billion for the year ended 2022, and increased loan yields as discussed below;

-
Yields on our interest-earning assets totaled 7.31%, an increase of 185 basis points which was attributable to higher loan rates of 184 basis points, an increase in yield on short term investments of 362 basis points, and an increase in yield on taxable debt securities of 25 basis points; and

-	Net interest margin for the years ended 2023 and 2022 was 4.97% and 4.82%, respectively.

The FED influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. For the three-year period between January 1, 2022 and December 31, 2024, the prime rate fluctuated between a high of 8.50%, and a low of 3.25%.

Interest income on short-term investments increased $740,000, or 8.6%, to $9.3 million for year ended December 31, 2024 compared to 2023, due to an increase in the average balances of $9.7 million, or 5.6% and a yield increase of 13 basis points.  Interest income on short-term investments increased $6.9 million, or 412.9%, to $8.6 million for year ended December 31, 2023 compared to 2022, due to an increase in the average balances of $45.0 million, or 34.7% and a yield increase of 362 basis points.

Interest expense on interest-bearing deposits totaled $45.3 million for the year ended December 31, 2024, compared to $39.0 million for 2023, an increase of $6.3 million, or 16.3%. The increase was related to the cost of interest-bearing deposits increasing to 3.98% for the year ended December 31, 2024 from 3.60% for the year ended December 31, 2023.  Interest expense on interest-bearing deposits totaled $39.0 million for the year ended December 31, 2023, compared to $9.3 million for 2022, an increase of $29.7 million, or 318.3%. The increase was related to the cost of interest-bearing deposits increasing to 3.60% for the year ended December 31, 2023 from 1.05% for the year ended December 31, 2022.

Net interest margin for the years ended December 31, 2024, 2023 and 2022 was 5.11%, 4.97% and 4.82%, respectively.

The following table sets forth the effects of changing rates and volumes on our net interest income during the period shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (change in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).

	Analysis of Changes in Interest Income and Expenses
	For the Year Ended			For the Year Ended
	December 31, 2024 vs 2023			December 31, 2023 vs 2022
	Change due to:			Change due to:
	Volume(1)	Rate(1)	Interest	Volume(1)	Rate(1)	Interest
			Variance			Variance
	(Dollars in thousands)			(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$478	$262	$740	$580	$6,327	$6,907
Debt securities	(1,186)	869	(317)	61	387	448
Total loans	6,344	3,229	9,573	11,210	24,230	35,440
Total increase (decrease) in interest income	5,636	4,360	9,996	11,851	30,944	42,795

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	1,977	2,849	4,826	1,086	19,654	20,740
Time deposits	(106)	1,627	1,521	809	8,127	8,936
Total interest-bearing deposits	1,871	4,476	6,347	1,895	27,781	29,676
Total increase (decrease) in interest expense	1,871	4,476	6,347	1,895	27,781	29,676

Increase (Decrease) in net interest income	$3,765	$(116)	$3,649	$9,956	$3,163	$13,119

(1)          Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

Weighted Average Yield of Debt Securities

The following table summarizes the maturity distribution schedule with corresponding weighted average taxable equivalent yields of the debt securities portfolio at December 31, 2024. The following table presents securities at their expected maturities, which may differ from contractual maturities. The Company manages its debt securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds:

	As of December 31, 2024
			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total

	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *
Available-for-sale	(Dollars in thousands)
U.S. Federal agencies	$-	0.00%	$64	2.78%	$-	0.00%	$-	0.00%	$64	2.78%
Mortgage-backed securities	2,653	1.72	8,402	1.37	-	-	19,141	1.70	30,196	1.61
State and political subdivisions	2,028	1.09	11,564	1.47	6,134	1.70	-	-	19,726	1.51
U.S. Treasuries	-	-	3,687	1.05	1,639	1.12	-	-	5,326	1.08
Corporate debt securities	-	-	-	-	4,629	3.36	-	-	4,629	3.36
Total	$4,681	1.44%	$23,717	1.37%	$12,402	2.26%	$19,141	1.70%	$59,941	1.68%
Percentage of total	7.81%		39.57%		20.69%		31.93%		100.00%

*Yield is on a taxable-equivalent basis using 21% tax rate

Provision for Credit Losses

For the year ended December 31, 2024 compared to the year ended December 31, 2023:

-	The provision for credit losses decreased from $21.1 million to $0; and
-	The allowance as a percentage of loans decreased by 16 basis points to 1.28%.
-	Decreases are related to the single loan customer discussed in the 2024 Overview.

For the year ended December 31, 2023 compared to the year ended December 31, 2022:

-	The provision for credit losses increased from $4.5 million to $21.1 million; and
-	The allowance as a percentage of loans increased by 29 basis points to 1.44%.
-	Increases are related to the single loan customer discussed in the 2024 Overview.

Noninterest Income

The following table sets forth the major components of our noninterest income for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended				For the Years Ended
	December 31,				December 31,
	2024	2023	$ Increase	% Increase	2023	2022	$ Increase	% Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
	(Dollars in thousands)				(Dollars in thousands)
Noninterest income:
Mortgage lending income	$370	$331	$39	11.78%	$331	$486	$(155)	-31.89%
Gain (Loss) on sales, prepayments, and calls of available-for-sale debt securities	(6)	(16)	10	-62.50%	(16)	(127)	111	-87.40%
Service charges on deposit accounts	975	869	106	12.20%	869	900	(31)	-3.44%
Other	9,915	8,058	1,857	23.05%	8,058	1,680	6,378	379.64%
Total noninterest income	$11,254	$9,242	$2,012	21.77%	$9,242	$2,939	$6,303	214.46%

For the year ended December 31, 2024 compared to the year ended December 31, 2023:

-
Other noninterest income was $9.9 million compared to $8.1 million, an increase of $1.9 million, or 23.1%.  The increase was primarily attributable to income related to the operation of oil and gas assets acquired during the fourth quarter of 2023, see Note 2 of the financial statements.

For the year ended December 31, 2023 compared to the year ended December 31, 2022:

-
Other noninterest income was $8.1 million compared to $1.7 million, an increase of $6.4 million, or 380%. The increase was primarily attributable to income related to the operation of oil and gas assets acquired during the fourth quarter of 2023, see Note 2 of the financial statements.

Noninterest Expense

Noninterest expense for the year ended December 31, 2024 was $37.1 million compared to $33.4 million for the year ended December 31, 2023, an increase of $3.7 million or 11.0%. Noninterest expense for the year ended December 31, 2023 was $33.4 million compared to $28.6 million for the year ended December 31, 2022, an increase of $4.8 million or 16.7%. The following table sets forth the major components of our noninterest expense for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended				For the Years Ended
	December 31,				December 31,
	2024	2023	$ Increase	% Increase	2023	2022	$ Increase	% Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
	(Dollars in thousands)				(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$20,783	$17,385	$3,398	19.55%	$17,385	$17,040	$345	2.02%
Furniture and equipment	1,070	995	75	7.54%	995	1,468	(473)	-32.22%
Occupancy	2,640	2,689	(49)	-1.82%	2,689	2,329	360	15.46%
Data and item processing	1,897	1,730	167	9.65%	1,730	2,068	(338)	-16.34%
Accounting, marketing, and legal fees	836	543	293	53.96%	543	984	(441)	-44.82%
Regulatory assessments	1,196	1,537	(341)	-22.19%	1,537	1,344	193	14.36%
Advertising and public relations	549	427	122	28.57%	427	477	(50)	-10.48%
Travel, lodging and entertainment	431	374	57	15.24%	374	363	11	3.03%
Other expense	7,693	7,740	(47)	-0.61%	7,740	2,568	5,172	201.40%
Total noninterest expense	$37,095	$33,420	$3,675	11.00%	$33,420	$28,641	$4,779	16.69%

For the year ended December 31, 2024 compared to the year ended December 31, 2023:

-
Salaries and employee benefits expense was $20.8 million compared to $17.4 million, an increase of $3.4 million, or 19.6%. The increase was primarily attributable to overall increases in compensation due to the performance of the Company and to remain competitive.

For the year ended December 31, 2023 compared to the year ended December 31, 2022:

-
Other expense was $7.7 million compared to $2.6 million, an increase of $5.2 million, or 200%. The increase was primarily attributable to expenses related to the operation of oil and gas assets acquired during the fourth quarter of 2023, see Note 2 of the financial statements.

Financial Condition

The following discussion of our financial condition compares December 31, 2024, 2023, and 2022.

Total Assets

Total assets decreased $31.9 million, or 1.8%, to $1.74 billion as of December 31, 2024, as compared to $1.77 billion as of December 31, 2023 and $1.58 billion as of December 31, 2022.

Loan Portfolio

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of December 31, 2024, 2023, and 2022, our gross loans were $1.40 billion, $1.36 billion and $1.27 billion, respectively.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of December 31, 2024, December 31, 2023 and December 31, 2022:

	As of December 31,
	2024		2023		2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$167,685	12.0%	$137,206	10.1%	$163,203	12.8%
1-4 family real estate	121,047	8.7%	100,576	7.4%	76,928	6.0%
Commercial real estate - other	511,304	36.5%	518,622	38.0%	439,001	34.5%
Total commercial real estate	800,036	57.2%	756,404	55.5%	679,132	53.3%

Commercial & industrial	507,023	36.2%	526,185	38.5%	513,011	40.3%
Agricultural	77,922	5.6%	66,495	4.9%	66,145	5.2%
Consumer	14,312	1.0%	14,517	1.1%	14,949	1.2%
Gross loans	1,399,293	100.0%	1,363,601	100.0%	1,273,237	100.0%
Less: unearned income, net	(1,910)		(2,762)		(2,781)
Total Loans, net of unearned income	1,397,383		1,360,839		1,270,456
Less: Allowance for credit losses	(17,918)		(19,691)		(14,734)
Net loans	$1,379,465		$1,341,148		$1,255,722

We have established internal concentration limits in the loan portfolio for CRE loans, hospitality loans, energy loans, and construction loans, among others. All loan types are within our established limits. We use underwriting guidelines to assess each borrower’s historical cash flow to determine debt service, and we further stress test the debt service under higher interest rate scenarios. Financial and performance covenants are used in commercial lending to allow us to react to a borrower’s deteriorating financial condition, should that occur. Discussion of credit risk as it relates to commercial lending, which is primarily comprised of hospitality and energy loans, is discussed under Item 1A. Risk Factors.

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of December 31, 2024
			Due after One Year		Due after Five Years
	Due in One Year or Less		Through Five Years		Through Fifteen Years		Due after Fifteen Years
	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Total
	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Construction & development	$9,378	$76,709	$2,050	$78,786	$-	$564	$198	$-	$167,685
1-4 family real estate	15,426	20,085	43,558	31,566	964	4,826	4,622	-	121,047
Commercial real estate - other	47,737	61,482	103,484	271,156	153	18,303	8,989	-	511,304
Total commercial real estate	72,541	158,276	149,092	381,508	1,117	23,693	13,809	-	800,036

Commercial & industrial	36,062	263,026	13,639	175,729	8,232	9,738	597	-	507,023
Agricultural	22,768	8,991	16,581	26,677	-	1,054	1,851	-	77,922
Consumer	1,661	4	5,641	170	602	3,570	2,664	-	14,312
Gross loans	$133,032	$430,297	$184,953	$584,084	$9,951	$38,055	$18,921	$-	$1,399,293

	As of December 31, 2023
			Due after One Year		Due after Five Years
	Due in One Year or Less		Through Five Years		Through Fifteen Years		Due after Fifteen Years
	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Total
	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Construction & development	$11,431	$70,040	$8,970	$44,935	$-	$1,438	$392	$-	$137,206
1-4 family real estate	13,628	13,015	41,602	21,451	26	5,443	5,411	-	100,576
Commercial real estate - other	50,251	65,120	152,250	219,260	129	21,283	10,329	-	518,622
Total commerical real estate	75,310	148,175	202,822	285,646	155	28,164	16,132	-	756,404

Commercial & industrial	20,389	263,564	41,520	186,776	3,276	10,041	619	-	526,185
Agricultural	13,250	22,615	13,935	13,032	-	810	2,853	-	66,495
Consumer	2,170	14	5,490	121	595	3,604	2,523	-	14,517
Gross loans	$111,119	$434,368	$263,767	$485,575	$4,026	$42,619	$22,127	$-	$1,363,601

	As of December 31, 2022
			Due after One Year		Due after Five Years
	Due in One Year or Less		Through Five Years		Through Fifteen Years		Due after Fifteen Years
	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Total
	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Construction & development	$11,749	$81,002	$7,556	$57,439	$-	$1,160	$-	$4,297	$163,203
1-4 family real estate	10,550	12,664	24,741	15,782	314	6,606	-	6,271	76,928
Commercial real estate - other	2,680	59,870	131,105	207,819	6,635	17,146	-	13,746	439,001
Total real estate	24,979	153,536	163,402	281,040	6,949	24,912	-	24,314	679,132

Commercial & industrial	43,823	234,573	60,275	159,571	3,745	10,390	-	634	513,011
Agricultural	1,798	17,514	8,767	33,270	469	980	140	3,207	66,145
Consumer	1,683	22	6,310	156	587	2,860	82	3,249	14,949
Gross loans	$72,283	$405,645	$238,754	$474,037	$11,750	$39,142	$222	$31,404	$1,273,237

Allowance for Credit Losses

The allowance is based on management’s estimate of probable losses in the loan portfolio. In the opinion of management, the allowance is adequate to absorb estimated losses in the portfolio as of each balance sheet date. While management uses available information to analyze losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance. In analyzing the adequacy of the allowance, a comprehensive loan grading system to determine risk potential in loans is utilized together with the results of internal credit reviews.

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

The allowance was $17.9 million at December 31, 2024, $19.7 million at December 31, 2023 and $14.7 million at December 31, 2022.  See the 2024 Overview for the discussion of the decrease in allowance in 2024.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Balance at beginning of the period	$19,691	$14,734	$10,316
Impact of CECL adoption	-	250	-
Provision for credit losses for loans	-	21,181	4,468
Charge-offs:
Construction & development	-	-	-
1-4 family real estate	-	-	-
Commercial real estate - other	(275)	-	-
Commercial & industrial	(2,000)	(16,500)	(2)
Agricultural	-	(7)	(50)
Consumer	-	(17)	(22)
Total charge-offs	(2,275)	(16,524)	(74)
Recoveries:
Construction & development	-	-	-
1-4 family real estate	-	-	-
Commercial real estate - other	-	-	-
Commercial & industrial	495	40	10
Agricultural	7	2	4
Consumer	-	8	10
Total recoveries	502	50	24
Net recoveries (charge-offs)	(1,773)	(16,474)	(50)
Balance at end of the period	$17,918	$19,691	$14,734
Net recoveries (charge-offs) to average loans	-0.13%	1.25%	0.00%

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of December 31,
	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,223	6.8%	$1,417	7.2%	$1,889	12.8%
1-4 family real estate	1,313	7.3%	1,271	6.5%	890	6.0%
Commercial real estate - other	6,992	39.0%	6,889	35.0%	5,080	34.5%
Commercial & industrial	6,797	38.0%	9,237	46.8%	5,937	40.3%
Agricultural	1,106	6.2%	628	3.2%	765	5.2%
Consumer	487	2.7%	249	1.3%	173	1.2%
Total	$17,918	100.0%	$19,691	100.0%	$14,734	100.0%

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

Loans are evaluated for expected credit losses over their contractual term, reflecting management’s current estimate.  Loans placed on nonaccrual status and loan modifications granted to borrowers experiencing financial difficulty are considered to have elevated credit risk and are carefully considered within our current expected credit loss methodology.  Income from loans placed on nonaccrual status continues to be recognized to the extent cash is received and when the collectability of the loan’s principal balance is reasonably assured.  Depending on a particular loan’s risk characteristics, we estimate expected credit losses using methods such as present value of expected future cash flows discounted at the loan’s effective interest rate, observable market prices for similar assets if available, or the fair value of collateral less estimated costs to sell for collateral-dependent loans. A loan is considered collateral-dependent when the expected source of repayment is primarily the liquidation of the collateral. Fair value, where utilized, is determined by independent appraisals, typically on an annual basis. Between appraisal periods, the estimated fair value may be adjusted based on specific events, such as identified deterioration of collateral quality through our credit risk monitoring, or discussions with the borrower indicating the appraised value may no longer reflect current market conditions. The estimated credit losses are recognized as an allowance for credit losses, which is a valuation account. Changes in the allowance for credit losses, whether increases or decreases, are recorded in current period earnings as provision for credit losses.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned, or OREO, until sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.

Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. Nonperforming assets consist of nonperforming loans plus OREO. Loans accounted for on a nonaccrual basis were $7.2 million as of December 31, 2024, $18.9 million as of December 31, 2023 and $8.0 million as of December 31, 2022. OREO was $321,000, $0, and $0 as of December 31, 2024, December 31, 2023, and December 31, 2022, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of December 31,
	2024	2023	2022
	(Dollars in thousands)
Nonaccrual loans(1)	$7,170	$18,941	$8,039
Accruing loans 90 or more days past due	-	10,026	9,941
Total nonperforming assets	$7,170	$28,967	$17,980
Ratio of nonperforming loans to total loans	0.51%	2.13%	1.42%
Ratio of nonaccrual loans to total loans	0.51%	1.39%	0.63%
Ratio of allowance for credit losses to total loans	1.28%	1.45%	1.16%
Ratio of allowance for credit losses to nonaccrual loans	249.90%	103.96%	183.28%
Ratio of nonperforming assets to total assets	0.41%	1.64%	1.13%

(1)  Included in the nonaccrual loans balance are $0 and $10.12 million of loans modified to borrowers experiencing financial difficulty as of December 31, 2024 and December 31, 2023, respectively. See Note 6 of the financial statements.

The following tables present an aging analysis of loans as of the dates indicated.

	As of December 31, 2024
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total past due loans	Current	Gross loans

	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$167,685	$167,685
1-4 family real estate	-	-	-	-	-	121,047	121,047
Commercial real estate - other	103	-	3,426	-	3,529	507,775	511,304
Commercial & industrial	403	5	-	-	408	506,615	507,023
Agricultural	-	-	-	-	-	77,922	77,922
Consumer	97	-	-	-	97	14,215	14,312
Total	$603	$5	$3,426	$-	$4,034	$1,395,259	$1,399,293

	As of December 31, 2023
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Gross loans

	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$137,206	$137,206
1-4 family real estate	-	-	-	-	-	100,576	100,576
Commercial real estate - other	-	-	-	-	-	518,622	518,622
Commercial & industrial	472	10,969	9,946	9,946	21,387	504,798	526,185
Agricultural	-	-	-	-	-	66,495	66,495
Consumer	-	27	80	80	107	14,410	14,517
Total	$472	$10,996	$10,026	$10,026	$21,494	$1,342,107	$1,363,601

	As of December 31, 2022
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Gross loans

	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$163,203	$163,203
1-4 family commerical	-	-	-	-	-	76,928	76,928
Commercial real estate - other	-	617	-	-	617	438,384	439,001
Commercial & industrial	21	-	9,923	9,923	9,944	503,067	513,011
Agricultural	4	-	-	-	4	66,141	66,145
Consumer	291	82	22	18	395	14,554	14,949
Total	$316	$699	$9,945	$9,941	$10,960	$1,262,277	$1,273,237

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

Substandard loans totaled $15.2 million as of December 31, 2024, a decrease of $15.9 million compared to December 31, 2023. Substandard loans totaled $31.1 million as of December 31, 2023, an increase of $10.1 million compared to December 31, 2022. The total net decrease in substandard loans in 2024 as compared to 2023, is comprised of a net decrease in commercial and industrial substandard loans primarily related to a decrease in one relationship comprised of three notes totaling $18.4 million with a $2.0 million specific reserve, and a net increase in commercial real estate primarily related to two relationships comprised of one note totaling $3.0 million with a $0.2 million specific reserve, and one note totaling $1.45 million with no specific reserve.

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of December 31, 2024
	Pass	Watch	Special mention	Substandard	Total

	(Dollars in thousands)
Construction & development	$165,863	$-	$1,259	$563	$167,685
1-4 family real estate	121,047	-	-	-	121,047
Commercial real estate - other	498,835	-	7,493	4,976	511,304
Commercial & industrial	493,512	-	3,817	9,694	507,023
Agricultural	74,896	-	3,026	-	77,922
Consumer	14,312	-	-	-	14,312
Total	$1,368,465	$-	$15,595	$15,233	$1,399,293

	As of December 31, 2023
	Pass	Watch	Special mention	Substandard	Total

	(Dollars in thousands)
Construction & development	$136,417	$-	$789	$-	$137,206
1-4 family real estate	100,576	-	-	-	100,576
Commercial real estate - other	502,795	-	15,701	126	518,622
Commercial & industrial	485,433	4,094	5,767	30,891	526,185
Agricultural	66,495	-	-	-	66,495
Consumer	14,437	-	-	80	14,517
Total	$1,306,153	$4,094	$22,257	$31,097	$1,363,601

	As of December 31, 2022
	Pass	Watch	Special mention	Substandard	Total

	(Dollars in thousands)
Construction & development	$163,203	$-	$-	$-	$163,203
1-4 family real estate	76,928	-	-	-	76,928
Commercial real estate - other	397,295	14,976	24,747	1,983	439,001
Commercial & industrial	493,412	-	584	19,015	513,011
Agricultural	65,857	288	-	-	66,145
Consumer	14,927	-	-	22	14,949
Total	$1,211,622	$15,264	$25,331	$21,020	$1,273,237

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

As of December 31, 2024, 2023, and 2022 brokered deposits were $336.7 million, $273.5 million, and $249.9 million, respectively.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits were $354.2 million and $448.7 million at December 31, 2024 and December 31, 2023, respectively, as calculated per regulatory guidance. This was approximately 23.4% and 28.2% of deposits at December 31, 2024 and December 31, 2023, respectively.

Total deposits as of December 31, 2024, 2023, and 2022 were $1.52 billion, $1.59 billion and $1.43 billion, respectively. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	As of December 31,
	2024		2023		2022
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total

	(Dollars in thousands)
Noninterest-bearing demand	$313,258	20.7%	$482,349	30.4%	$441,509	30.9%
Interest-bearing transaction deposits	889,679	58.70%	702,150	44.10%	669,852	46.80%
Savings deposits	73,379	4.80%	150,116	9.40%	136,537	9.50%
Time deposits (less than $250,000)	146,814	9.70%	168,690	10.60%	140,929	9.80%
Time deposits ($250,000 or more)	92,341	6.10%	88,086	5.50%	42,573	3.00%
Total interest-bearing deposits	1,202,213	79.3%	1,109,042	69.6%	989,891	69.1%
Total deposits	$1,515,471	100.0%	$1,591,391	100.0%	$1,431,400	100.0%

The following table summarizes our average deposit balances and weighted average rates for the years ended December 31, 2024, 2023, and 2022:

	For the Year Ended December 31,
	2024		2023		2022
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate

	(Dollars in thousands)
Noninterest-bearing demand	$381,660	0.00%	$433,603	0.00%	$432,901	0.00%
Interest-bearing transaction deposits	776,141	3.81%	705,891	3.42%	613,799	1.11%
Savings deposits	106,173	3.63%	119,278	3.74%	110,818	0.92%
Time deposits	254,057	4.69%	256,672	4.06%	165,735	0.89%
Total interest-bearing deposits	1,136,371	3.98%	1,081,841	3.60%	890,352	1.05%
Total deposits	$1,518,031	2.99%	$1,515,444	2.57%	$1,323,253	0.70%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of December 31, 2024 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total

	(Dollars in thousands)
Time deposits (less than $250,000)	$62,577	$38,514	$41,345	$4,378	$146,814
Time deposits ($250,000 or more)	45,667	25,552	18,055	3,067	92,341
Total time deposits	$108,244	$64,066	$59,400	$7,445	$239,155

	As of December 31, 2023 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total

	(Dollars in thousands)
Time deposits (less than $250,000)	$52,423	$55,570	$50,047	$10,650	$168,690
Time deposits ($250,000 or more)	30,807	18,472	17,492	21,315	88,086
Total time deposits	$83,230	$74,042	$67,539	$31,965	$256,776

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

As of December 31, 2024, we had no unsecured fed funds lines with correspondent depository institutions with no amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $190.9 million as of December 31, 2024 and $159.2 million as of December 31, 2023, and we had access to approximately $336.1 million in liquidity with the Federal Reserve Bank as of December 31, 2024 and $0 as of December 31, 2023.

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

As of December 31, 2024, the FDIC categorized the Bank as “well-capitalized” under the prompt corrective action framework. There have been no conditions or events since December 31, 2024 that management believes would change this classification.

The table below also summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of December 31, 2024, 2023, and 2022. The Bank exceeded all regulatory capital requirements under Basel III and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

	Actual		With Capital Conservation Buffer		Minimum to be “Well- Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2024
Total capital (to risk-weighted assets)
Company	$227,229	15.21%	$156,830	10.50%	N/A	N/A
Bank	227,189	15.22%	156,723	10.50%	$149,260	10.00%
Tier 1 capital (to risk-weighted assets)
Company	208,847	13.98%	126,957	8.50%	N/A	N/A
Bank	208,807	13.99%	126,871	8.50%	119,408	8.00%
CET 1 capital (to risk-weighted assets)
Company	208,847	13.98%	104,553	7.00%	N/A	N/A
Bank	208,807	13.99%	104,482	7.00%	97,019	6.50%
Tier 1 capital (to average assets)
Company	208,847	12.19%	N/A	N/A	N/A	N/A
Bank	208,807	12.18%	N/A	N/A	85,698	5.00%

	Actual		With Capital Conservation Buffer		Minimum to be “Well- Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2023
Total capital (to risk-weighted assets)
Company	$185,171	12.74%	$152,579	10.50%	N/A	N/A
Bank	185,118	12.75%	152,472	10.50%	$145,211	10.00%
Tier 1 capital (to risk-weighted assets)
Company	166,982	11.49%	123,516	8.50%	N/A	N/A
Bank	166,942	11.50%	123,429	8.50%	116,169	8.00%
CET 1 capital (to risk-weighted assets)
Company	166,982	11.49%	101,719	7.00%	N/A	N/A
Bank	166,942	11.50%	101,648	7.00%	94,387	6.50%
Tier 1 capital (to average assets)
Company	166,982	9.50%	N/A	N/A	N/A	N/A
Bank	166,942	9.50%	N/A	N/A	87,897	5.00%

	Actual		With Capital Conservation Buffer		Minimum to be “Well- Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2022
Total capital (to risk-weighted assets)
Bank7 Corp.	$158,158	12.41%	$133,862	10.50%	N/A	N/A
Bank	158,158	12.42%	133,756	10.50%	$127,387	10.00%
Tier 1 capital (to risk-weighted assets)
Bank7 Corp.	143,424	11.25%	108,365	8.50%	N/A	N/A
Bank	143,424	11.26%	108,279	8.50%	101,909	8.00%
CET 1 capital (to risk-weighted assets)
Bank7 Corp.	143,424	11.25%	89,241	7.00%	N/A	N/A
Bank	143,424	11.26%	89,171	7.00%	82,801	6.50%
Tier 1 capital (to average assets)
Bank7 Corp.	143,424	9.19%	N/A	N/A	N/A	N/A
Bank	143,424	9.18%	N/A	N/A	78,111	5.00%

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased to $213.2 million as of December 31, 2024, compared to $170.3 million as of December 31, 2023 and $144.1 million as of December 31, 2022. The increases were driven by retained capital from net income during the periods.

Contractual Obligations

 The following tables contain supplemental information regarding our total contractual obligations as of December 31, 2024 and December 31, 2023:

	Payments Due as of December 31, 2024
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total

	(Dollars in thousands)
Deposits without a stated maturity	$1,276,316	$-	$-	$-	$1,276,316
Time deposits	231,710	6,746	699	-	239,155
Operating lease commitments	646	516	236	476	1,874
Total contractual obligations	$1,508,672	$7,262	$935	$476	$1,517,345

	Payments Due as of December 31, 2023
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total

	(Dollars in thousands)
Deposits without a stated maturity	$1,334,615	$-	$-	$-	$1,334,615
Time deposits	224,811	31,345	620	-	256,776
Operating lease commitments	553	627	308	850	2,338
Total contractual obligations	$1,559,979	$31,972	$928	$850	$1,593,729

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

The following table summarizes commitments as of the dates presented.

	As of December 31,
	2024	2023	2022
	(Dollars in thousands)
Commitments to extend credit	$272,261	$256,888	$198,027
Standby letters of credit	11,333	4,247	1,043
Total	$283,594	$261,135	$199,070

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

To estimate the allowance for credit losses, the loan portfolio is segmented based on shared risk characteristics, primarily by loan type.  Historical credit loss experience for each segment, adjusted for relevant current conditions and reasonable and supportable forecasts, is a significant input in determining the expected credit losses for each portfolio segment under the current expected credit loss methodology. These historical loss factors and adjustments are regularly evaluated and updated based on the evolving composition of each loan segment.  Other considerations in our current expected credit loss estimation process include current volumes and trends of delinquencies, nonaccrual loans, levels of bankruptcies, trends in criticized and classified loans, expected losses on real estate secured loans, impact of new credit products and policies, current and forecasted economic conditions, concentrations of credit risk, and the experience and abilities of our lending personnel in the current environment.  In addition to these segment-level estimations, loans with larger balances or unique risk profiles may be further analyzed based on specific facts and circumstances to refine the overall expected credit loss estimate.  This individual analysis helps ensure the allowance for credit losses appropriately reflects the expected losses inherent in the portfolio.  Adjustments to the segment-level or portfolio-level expected credit loss estimates may be necessary when specific loan characteristics warrant a different loss expectation than indicated by the segment risk factors.

Goodwill and Intangibles

Intangible assets totaled $878,000 and goodwill, net of accumulated amortization totaled $8.5 million for the year ended December 31, 2024, compared to intangible assets of $1.0 million and goodwill, net of accumulated amortization of $8.5 million for the year ended December 31, 2023.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31,
	2024		2023		2022
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+400	17.71%	23.27%	23.35%	17.72%	13.41%	20.90%
+300	13.65%	22.34%	19.04%	16.63%	9.96%	20.13%
+200	9.54%	21.30%	14.74%	15.45%	6.50%	19.17%
+100	5.15%	20.15%	10.42%	14.20%	2.99%	18.04%
Base	0.24%	18.82%	5.76%	12.72%	-0.77%	16.91%
-100	-4.92%	17.37%	0.73%	11.22%	-4.82%	15.25%

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

Item 8.   Financial Statements and Supplementary Data

Consolidated Financial Statements Index

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors, and Audit Committee
Bank7 Corp.
Oklahoma City, Oklahoma

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bank7 Corp. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

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

Shareholders, Board of Directors, and Audit Committee
Bank7 Corp.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements which was communicated or is required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Loans

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s total loans and associated allowance for credit losses (ACL) were $1.4 billion and $17.9 million, respectively, as of December 31, 2024. The amount of the ACL represents management’s best estimate of current expected credit losses on loans considering all available information from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the loans. Loans with similar risk characteristics are aggregated into homogenous segments for assessment.

For substantially all loan segments, the Company uses the discounted cash flow method to estimate expected losses. For each loan segment, the Company generates cash flow projections at the instrument level adjusting payment expectations for estimated prepayment speed, curtailments, probability of default, and loss given default.

Management qualitatively adjusts its model results for risk factors not considered within the modeling processes but still relevant in assessing the expected credit losses within the loan pools.

Auditing management’s estimate of the ACL involved a high degree of subjectivity due to management’s identification and measurement of the qualitative factor adjustments being highly judgmental.

The primary procedures we performed related to this critical audit matter included:

•	Obtained an understanding of the Company’s process for establishing the qualitative adjustment.
•	Evaluated and tested the design and operating effectiveness of controls over the establishment of qualitative factors.
•	Evaluated the qualitative adjustments to the ACL including assessing the basis for adjustments and the reasonableness of the significant assumptions.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2013.

Oklahoma City, Oklahoma
March 12, 2025

Bank7 Corp.
Consolidated Balance Sheets
(Dollar amounts in thousands, except par value)

	December 31,
Assets	2024	2023

Cash and due from banks	$234,196	$181,042
Interest-bearing time deposits in other banks	6,719	17,679
Available-for-sale debt securities	59,941	169,487
Loans, net of allowance for credit losses of $17,918 and $19,691 at December 31, 2024 and December 31, 2023, respectively	1,379,465	1,341,148
Loans held for sale	-	718
Premises and equipment, net	18,137	14,942
Nonmarketable equity securities	1,283	1,283
Core deposit intangibles	878	1,031
Goodwill	8,458	8,458
Interest receivable and other assets	30,731	35,878

Total assets	$1,739,808	$1,771,666

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$313,258	$482,349
Interest-bearing	1,202,213	1,109,042

Total deposits	1,515,471	1,591,391

Income taxes payable	77	302
Interest payable and other liabilities	11,047	9,647

Total liabilities	1,526,595	1,601,340

Shareholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding: 9,390,211 and 9,197,696 at December 31, 2024 and December 31, 2023, respectively	94	92
Additional paid-in capital	101,809	97,417
Retained earnings	116,281	78,962
Accumulated other comprehensive loss	(4,971)	(6,145)

Total shareholders’ equity	213,213	170,326

Total liabilities and shareholders’ equity	$1,739,808	$1,771,666

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands, except par share data)

	Year ended December 31,
	2024	2023	2022
Interest Income
Loans, including fees	$119,416	$109,843	$74,403
Interest-bearing time deposits in other banks	785	519	46
Debt securities, taxable	2,531	2,791	2,313
Debt securities, tax-exempt	273	330	360
Other interest and dividend income	8,535	8,061	1,627

Total interest income	131,540	121,544	78,749

Interest Expense
Deposits	45,345	38,998	9,322

Total interest expense	45,345	38,998	9,322

Net Interest Income	86,195	82,546	69,427

Provision for Credit Losses	-	21,145	4,468

Net Interest Income After Provision for Credit Losses	86,195	61,401	64,959

Noninterest Income
Mortgage lending income	370	331	486
Loss on sales, prepayments, and calls of available-for-sale debt securities	(6)	(16)	(127)
Service charges on deposit accounts	975	869	900
Other	9,915	8,058	1,680

Total noninterest income	11,254	9,242	2,939

Noninterest Expense
Salaries and employee benefits	20,783	17,385	17,040
Furniture and equipment	1,070	995	1,468
Occupancy	2,640	2,689	2,329
Data and item processing	1,897	1,730	2,068
Accounting, marketing and legal fees	836	543	984
Regulatory assessments	1,196	1,537	1,344
Advertising and public relations	549	427	477
Travel, lodging and entertainment	431	374	363
Other	7,693	7,740	2,568

Total noninterest expense	37,095	33,420	28,641

Income Before Taxes	60,354	37,223	39,257
Income tax expense	14,656	8,948	9,619
Net Income	$45,698	$28,275	$29,638

Earnings per common share - basic	$4.92	$3.09	$3.26
Earnings per common share - diluted	4.84	3.05	3.22
Weighted average common shares outstanding - basic	9,290,051	9,161,565	9,101,523
Weighted average common shares outstanding - diluted	9,447,751	9,264,307	9,204,716

Other comprehensive income (loss)
Unrealized gains (losses) on securities, net of tax (expense) benefit of ($335), ($1 million), and $2.8 million for the years ended December 31, 2024, 2023, and 2022, respectively	$1,169	$3,146	$(9,543)
Reclassification adjustment for realized losses included in net income net of tax of $1, $4 and $31 for the years ended December 31, 2024, 2023, and 2022, respectively	5	12	96
Other comprehensive income (loss)	$1,174	$3,158	$(9,447)
Comprehensive Income	$46,872	$31,433	$20,191

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Consolidated Statements of Shareholders Equity
(Dollar amounts in thousands, except par value)

	Year Ended December 31,
	2024	2023	2022
Common Stock (Shares)
Balance at beginning of period	9,197,696	9,131,973	9,071,417
Exercise of employee stock options	144,813	28,423	17,450
Shares issued for restricted stock units	68,578	57,354	61,902
Shares acquired and canceled	(20,876)	(20,054)	(18,796)
Balance at end of period	9,390,211	9,197,696	9,131,973

Common Stock (Amount)
Balance at beginning of period	$92	$91	$91
Net shares purchased and retired for restricted stock units and issue for stock options	2	1	-
Balance at end of period	$94	$92	$91

Additional Paid-in Capital
Balance at beginning of period	$97,417	$95,263	$94,024
Shares purchased and retired for restricted stock units	(666)	(513)	(454)
Exercise of stock options	2,591	503	309
Stock-based compensation expense	2,467	2,164	1,384
Balance at end of period	$101,809	$97,417	$95,263

Retained Earnings
Balance at beginning of period	$78,962	$58,049	$33,149
Net income	45,698	28,275	29,638
Cumulative effect of change in accounting principle, net of tax of $178	-	(572)	-
Cash dividends declared ($0.89, $0.74 and $0.52 per share for the years ended December 31, 2024, 2023, and 2022, respectively)	(8,379)	(6,790)	(4,738)
Balance at end of period	$116,281	$78,962	$58,049

Accumulated Other Comprehensive Loss
Balance at beginning of period	$(6,145)	$(9,303)	$144
Comprehensive income(loss)	1,174	3,158	(9,447)
Balance at end of period	$(4,971)	$(6,145)	$(9,303)

Total Shareholders’ equity	$213,213	$170,326	$144,100

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2024	2023	2022

Operating Activities
Net income	$45,698	$28,275	$29,638
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,057	1,302	1,406
Provision for credit losses	-	21,145	4,468
(Accretion)Amortization of premiums and discounts on securities	(766)	381	812
Gain on sales of loans	(370)	(331)	(486)
Net loss on sale of available-for-sale debt securities	6	16	127
Stock-based compensation expense	2,467	2,164	1,384
Gain on sale of premises and equipment	(120)	(77)	(24)
Cash receipts from the sale of loans originated for sale	20,452	10,535	33,776
Cash disbursements for loans originated for sale	(19,364)	(10,922)	(32,826)
Deferred income tax benefit	(144)	(1,259)	(1,423)
Changes in
Interest receivable and other assets	5,277	(2,536)	(1,865)
Interest payable and other liabilities	853	432	4,727

Net cash provided by operating activities	55,046	49,125	39,714

Investing Activities
Net cash paid for acquisition	-	(16,482)	-
Maturities of interest-bearing time deposits in other banks	19,461	8,471	2,490
Purchases of interest-bearing time deposits in other banks	(8,501)	(20,676)	(4,727)
Proceeds from sale of available-for-sale debt securities	-	-	11,820
Maturities, prepayments and calls of available-for-sale debt securities	195,692	7,422	19,736
Purchases of available-for-sale debt securities	(83,877)	-	(133,052)
Net change in loans	(38,638)	(106,762)	(242,105)
Purchases of premises and equipment	(4,197)	(2,834)	(294)
Proceeds from sale of premises and equipment	218	78	3,370
Change in nonmarketable equity securities	-	(74)	(7)

Net cash provided by (used in) investing activities	80,158	(130,857)	(342,769)

Financing Activities
Net change in deposits	(75,920)	159,991	211,829
Cash distributions	(8,057)	(6,323)	(4,366)
Shares purchased and retired for restricted stock units	(666)	(513)	(454)
Net settlement of stock options	2,591	503	309
Common stock issued for restricted stock units	2	1	-

Net cash provided by (used in) financing activities	(82,050)	153,659	207,318

Net Increase/(Decrease) in Cash and Due from Banks	53,154	71,927	(95,737)

Cash and Due from Banks, Beginning of Period	181,042	109,115	204,852

Cash and Due from Banks, End of Period	$234,196	$181,042	$109,115

Supplemental Disclosure of Cash Flows Information
Interest paid	$45,565	$37,935	$9,100
Income taxes paid	$15,059	$10,800	$9,981
Dividends declared and not paid	$2,254	$1,932	$1,463
Measurement period goodwill adjustment	$-	$(146)	$124

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Notes to Consolidated Financial Statements

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, income taxes, goodwill and intangibles and fair values of financial instruments.

Reclassifications

Certain reclassifications have been made to the 2022 consolidated financial statements to conform to classification used for December 31, 2023. These reclassifications had no impact on net income, shareholders’ equity or cash flows as previously reported.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents may include deposits held at Federal Home Loan Banks, which are not insured by the FDIC.

Interest-Bearing Time Deposits in Other Banks

Interest-bearing time deposits in other banks totaled $6.7 million and $17.7 million at December 31, 2024 and December 31, 2023 respectively, and have original maturities generally ranging from three months to five years.

Available-for-Sale Debt Securities

Available-for-sale debt securities are carried at fair value with unrealized gains and losses excluded from earnings and reported separately in other comprehensive income, except for the credit-related impairment, as discussed in the following section. The Company currently has no securities designated as trading or held-to-maturity. Interest income is recognized at the coupon rate adjusted for amortization and accretion of premiums and discounts. Discounts are accreted into interest income over the estimated life of the related security and premiums are amortized against income to the earlier of the call date or weighted average life of the related security using the interest method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. They are included in noninterest income or expense and, when applicable, are reported as a reclassification adjustment in other comprehensive income(loss).

Bank7 Corp.
Notes to Consolidated Financial Statements
Allowance for Credit Losses – Investment Securities

On January 1, 2023, the Company was required to adopt a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology.

Allowance for Credit Losses - AFS Securities - The Company evaluates its available-for-sale securities portfolio on a quarterly basis for potential credit-related impairment. The Company assesses potential credit impairment by comparing the fair value of a debt security to its amortized cost basis. If the fair value of a debt security is greater than the amortized cost basis, no impairment is recognized. If the fair value is less than the amortized costs basis, the Company reviews the factors to determine if the impairment is credit-related or noncredit-related. For debt securities the Company intends to sell or is more likely than not required to sell, before the recovery of their amortized cost basis, the difference between fair value and amortized cost is impaired and is recognized through earnings. For debt securities the Company does not intend to sell and is not more likely than not required to sell, prior to expected recovery of amortized cost basis, the credit portion of the impairment is recognized through earnings, with a corresponding entry to an allowance for credit losses, and the noncredit portion is recognized through accumulated other comprehensive loss.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts. Accrued interest receivable totaled $8.8 million and $8.7 million at December 31, 2024 and December 31, 2023, respectively, and was reported in interest receivable and other assets on the consolidated balance sheets. The Company has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Interest income is accrued on the unpaid principal balance using the simple-interest method on the daily balances of the principal amounts outstanding.

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

The primary inputs used to calculate expected cash flows include historical loss rates which reflect probability of default (“PD”) and loss given default (“LGD”), and prepayment rates.  The historical look-back period is a key factor in the calculation of the PD rate and is based on management’s assessment of current and forecasted conditions and may vary by loan pool.  LGD rates generally reflect the historical average net loss rate by loan pool.  Expected cash flows are further adjusted to incorporate the impact of loan prepayments which will vary by loan segment and interest rate conditions.  In general, prepayment rates are based on peer group benchmark reporting of observed prepayment rates occurring in the loan portfolios of the peer group, and consideration of forecasted interest rates.

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

Leases

Certain operating leases are included as right of use lease assets in interest receivable and other assets on the consolidated balance sheet and a related lease liability is included in interest payable and other liabilities on the consolidated balance sheet. Right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The lease liability is measured as the present value of the unpaid lease payments, and the right of use assets value is derived from the calculation of the lease liability. To calculate the discount rate for each lease, the Company uses the rate implicit in the lease if available, otherwise an appropriate Federal Home Loan Bank (“FHLB”) advance borrowing rate is used that correlates with the term of the lease.

Non-Marketable Equity Securities

Non-marketable equity securities consist primarily of Federal Home Loan Bank of Topeka stock and Federal Reserve Bank of Kansas City stock and are required investments for financial institutions that are members of the FHLB and Federal Reserve systems.  The required investment in common stock is based on a predetermined formula, carried at cost and evaluated for impairment.

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

No asset impairment was recognized during the years ended December 31, 2024, 2023, and 2022.

Bank7 Corp.
Notes to Consolidated Financial Statements

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

Goodwill and Intangible Assets

Intangible assets totaled $878,000 and goodwill, net of accumulated amortization totaled $8.5 million for the year ended December 31, 2024, compared to intangible assets of $1.0 million and goodwill, net of accumulated amortization of $8.5 million for the year ended December 31, 2023.

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

Segments

The Company’s chief operating decision-maker (“CODM”) is the Chief Executive Officer. Operating segments are defined as components of a business about which separate financial information is available and evaluated regularly by the CODM in deciding how to allocate resources and assess performance.  While the CODM monitors the revenue streams of the various products and services offered by the Bank, the Company’s operations are managed and financial performance is evaluated on a Company-wide basis as a single reportable operating segment, which is the Bank.

Discrete financial information, with a full allocation of revenue, costs, and capital from key corporate functions, is not available at a level other than on a Company-wide basis. Although the CODM has some limited financial information about the Company’s various financial products and services, this information is not complete and is insufficient for making resource allocation decisions or performance assessments at a more granular level. Therefore, management considers all financial service operations to be aggregated within one reportable operating segment, the Bank, and evaluates financial performance on a company-wide basis using net income as reported on the Consolidated Statement of Income.  The measure of segment assets is total assets, as reported on the Consolidated Statements of Condition. The CODM uses net income to monitor budget versus actual results and in the determination of allocating resources across the Company.

The Company’s single reportable segment, the Bank, generates revenues primarily from interest income from financial instruments and non-interest income and service charges on deposit accounts.  There are no intra-entity sales or transfers within the Company. Management continues to evaluate the Company’s business units for potential separate reporting in the future as facts and circumstances evolve.

Bank7 Corp.
Notes to Consolidated Financial Statements
Stock-based Compensation

The Company recognizes stock-based compensation as salaries and employee benefits expense in the consolidated statements of comprehensive income based on the fair value of the Company’s stock options and restricted stock units (“RSU’s”) on the measurement date, which, for the Company, is the date of the grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and was based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each RSU granted is equal to the market price of the Company’s stock at the date of grant. The fair value of each option and RSU is expensed over its vesting period.

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

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2024, 2023 and 2022, the Company recognized no interest and penalties.

The Company or one of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to U.S. federal or state tax examinations for years before 2021.

Comprehensive Income

Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Company’s comprehensive income includes the after tax effect of changes in the net unrealized gain/loss on debt securities available-for-sale. The Company’s policy is to release material stranded tax effects included in accumulated other comprehensive income on a specific identification basis.

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

Bank7 Corp.
Notes to Consolidated Financial Statements
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

Bank7 Corp.
Notes to Consolidated Financial Statements
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

Capitalized acquisition costs attributable to proved oil and gas properties are depleted by formation or field using the unit-of-production method based on proved reserves. Capitalized development costs, including asset retirement obligations, are amortized by producing unit, based on proved developed producing reserves. Depletion, depreciation, and amortization expense related to proved oil and gas properties was $2.7 million and $3.6 million for the years ended December 31, 2024 and December 31, 2023, respectively, and is included in “Other” noninterest expense on the consolidated statements of comprehensive income.

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

To determine if a depletable unit is impaired, the carrying value of the depletable unit is compared to the undiscounted future net cash flows by applying management’s estimates of future oil and gas prices to the estimated future production of oil and gas reserves over the economic life of the property and deducting future costs. Future net cash flows are based upon third party reservoir engineers’ estimates of proved reserves and internal management estimates for probable and possible reserves. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to be the present value of the aforementioned expected future net cash flows. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future net cash flows and fair value. No impairment expense recorded for the year ended December 31, 2024.

There were no costs of unproved properties at December 31, 2024, and during the year ended December 31, 2024, the Company recognized no abandonment expense.

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

With respect to its derivatives, the Company recognized an unrealized loss of $0.1 million and an unrealized gain of $0.1 million for the years ended December 31, 2024 and December 31, 2023, respectively, and recognized a realized loss of $0.2 million and $0 for the years ended December 31, 2024, and December 31, 2023, respectively.

Bank7 Corp.
Notes to Consolidated Financial Statements
Recent Accounting Pronouncements

Standards Adopted During Current Period:

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments in this update introduce a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker, extend certain annual disclosures to interim periods, clarify that single reportable segment entities must apply Topic 280 in its entirety, permit more than one measure of segment profit or loss to be reported under certain conditions and require disclosure of the title and position of the chief operating decision maker. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has evaluated the impact of adopting ASU 2023-07 and concluded the impact to be immaterial on its consolidated financial position, results of operations, or disclosures. See Note 1 for the corresponding segments disclosure.
Standards Not Yet Adopted:

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. The Company does not currently have any convertible debt instruments; therefore, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial position, results of operations, or disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. This ASU requires public business entities to disclose disaggregated information about certain expense captions, including compensation costs, depreciation and amortization, advertising costs, shipping and handling costs, and research and development costs, in the notes to their financial statements. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial position, results of operations, or disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), primarily focused on income tax disclosures regarding effective tax rates and cash income taxes paid. ASU 2023-09 requires public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has evaluated the impact of adopting ASU 2023-09 and concluded that the adoption impact is not material as it will primarily result in expanded income tax disclosures in the notes to the financial statements.

Bank7 Corp.
Notes to Consolidated Financial Statements
Legislative and Regulatory Developments

In April 2020, the Company began originating loans to qualified small businesses under the Paycheck Protection Program (PPP) administered by the Small Business Administration (SBA). PPP loans are fully guaranteed by the SBA and thus have a zero percent risk weight under applicable risk-based capital rules. The Company had no PPP loans as of December 31, 2024. As of December 31, 2023, the Company had one PPP loan with a balance of $2.0 million. The Company recognized $0 in fee income during the year ended December 31, 2024, with $0 remaining to be recognized, as compared to $50,000 recognized and $0 to be recognized as of December 31, 2023.

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

As of December 31, 2024, the Company had oil and gas assets and related receivables of $12.1 million included in “interest receivable and other assets” on the consolidated balance sheets, assets retirement obligations and oil and gas related liabilities of $0.9 million included in “interest payable and other liabilities” on the consolidated balance sheets, oil and gas related revenues of $8.5 million included in “Other” noninterest income on the consolidated statements of comprehensive income, and oil and gas related expenses of $4.8 million included in “Other” noninterest expense on the consolidated statements of comprehensive income.

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

On March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, effectively eliminating reserve requirements for all depository institutions. There was no reserve requirement as of December 31, 2024.

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

The following table shows the computation of basic and diluted earnings per share:

	As of and for the Years ended December 31,
	2024	2023	2022
(Dollars in thousands, except per share amounts)
Numerator
Net income	$45,698	$28,275	$29,638

Denominator
Weighted-average shares outstanding for basic earnings per share	9,290,051	9,161,565	9,101,523
Dilutive effect of stock compensation(1)	157,700	102,742	103,193
Denominator for diluted earnings per share	9,447,751	9,264,307	9,204,716

Earnings per common share
Basic	$4.92	$3.09	$3.26
Diluted	$4.84	$3.05	$3.22

(1)
The following have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented: Nonqualified stock options outstanding of 0, 5,000, and 5,000 as of December 31, 2024, 2023, and 2022, respectively; Restricted stock units outstanding of 0, 156,186, and 0 as of December 31, 2024, 2023, and 2022, respectively.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 5:	Debt Securities

The following table summarizes the amortized cost and fair value of debt securities available-for-sale at December 31, 2024 and December 31, 2023, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale as of December 31, 2024
U.S. Federal agencies	$64	$-	$-	$64
Mortgage-backed securities(1)(2)	33,704	-	(3,508)	30,196
State and political subdivisions	21,156	-	(1,430)	19,726
U.S. Treasuries	6,021	-	(695)	5,326
Corporate debt securities	5,500	-	(871)	4,629
Total available-for-sale	66,445	-	(6,504)	59,941
Total debt securities	66,445	-	(6,504)	59,941

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale as of December 31, 2023
U.S. Federal agencies	$138	$-	$(3)	$135
Mortgage-backed securities(1)(2)	38,465	-	(3,963)	34,502
State and political subdivisions	27,368	-	(1,512)	25,856
U.S. Treasuries	106,030	-	(1,373)	104,657
Corporate debt securities	5,500	-	(1,163)	4,337
Total available-for-sale	177,501	-	(8,014)	169,487
Total debt securities	177,501	-	(8,014)	169,487

(1)	All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities.
(2)
Included in amortized cost of mortgage-backed securities is $21.97 million and $24.80 million of residential mortgage-backed securities and $11.73 million and $13.67 million of commercial mortgage-backed securities as of December 31, 2024 and December 31, 2023, respectively.

Bank7 Corp.
Notes to Consolidated Financial Statements
The amortized cost and estimated fair value of investment securities at December 31, 2024 and December 31, 2023, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of December 31, 2024
Due in one year or less	$2,061	$2,028
Due after one year through five years	16,345	15,315
Due after five years through ten years	14,335	12,402
Due after ten years	-	-
Mortgage-backed securities	33,704	30,196
Total available-for-sale	66,445	59,941

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of December 31, 2023
Due in one year or less	$105,944	$105,186
Due after one year through five years	15,654	14,675
Due after five years through ten years	17,276	14,980
Due after ten years	162	144
Mortgage-backed securities	38,465	34,502
Total available-for-sale	177,501	169,487

As of December 31, 2024, there were no holdings of securities in an amount greater than 10% of stockholders equity. As of December 31, 2023, there was one holding of securities of issuers in an amount greater than 10% of stockholders equity, a U.S. Treasury note with a fair value of $99.3 million.

The following table presents a summary of realized gains and losses from the sale, prepayment and call of debt securities for the year ended December 31, 2024 and December 31, 2023.

	Year Ended December 31,
	2024	2023
(in thousands)
Proceeds from sales, maturities, prepayments and calls	$195,692	$7,422
Gross realized losses on sales, prepayments and calls	$(6)	$(16)
Total realized (losses), net	$(6)	$(16)

The following table details book value of pledged securities as of December 31, 2024 and December 31, 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Book value of pledged securities	$19,071	$121,283

Bank7 Corp.
Notes to Consolidated Financial Statements
The following table details gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2024 and December 31, 2023. As of December 31, 2024, the Company had the ability and intent to hold the debt securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased and acquired. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statement of comprehensive income.

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Available-for-sale as of December 31, 2024
U.S. Federal agencies	$-	$-	$64	$-	$64	$-
Mortgage-backed securities	-	-	30,196	(3,508)	30,196	(3,508)
State and political subdivisions(1)	499	-	19,227	(1,430)	19,726	(1,430)
U.S. Treasuries	-	-	5,326	(695)	5,326	(695)
Corporate debt securities(2)	-	-	4,629	(871)	4,629	(871)
Total available-for-sale	$499	$-	$59,442	$(6,504)	$59,941	$(6,504)

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Available-for-sale as of December 31, 2023
U.S. Federal agencies	$-	$-	$135	$(3)	$135	$(3)
Mortgage-backed securities	-	-	34,502	$(3,963)	34,502	(3,963)
State and political subdivisions(1)	1,160	(5)	24,696	$(1,507)	25,856	(1,512)
U.S. Treasuries	-	-	104,657	$(1,373)	104,657	(1,373)
Corporate debt securities(2)	-	(195)	4,337	$(968)	4,337	(1,163)
Total available-for-sale	$1,160	$(200)	$168,327	$(7,814)	$169,487	$(8,014)

(1)
Of our state and political subdivision securities, $17.83 million and $22.84 million are rated BBB+ or better and $1.90 million and $3.02 million are not rated as of December 31, 2024 and December 31, 2023, respectively.

(2)	Our corporate debt securities are not rated.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 6:	Loans and Allowance for Credit Losses

A summary of loans at December 31, 2024 and December 31, 2023, are as follows (dollars in thousands):

	December 31,
	2024	2023

Construction & development	$167,685	$137,206
1 - 4 family real estate	121,047	100,576
Commercial real estate - other	511,304	518,622
Total commercial real estate	$800,036	$756,404

Commercial & industrial	507,023	526,185
Agricultural	77,922	66,495
Consumer	14,312	14,517

Gross loans	1,399,293	1,363,601

Less allowance for credit losses	(17,918)	(19,691)
Less deferred loan fees	(1,910)	(2,762)

Net loans	$1,379,465	$1,341,148

Included in the commercial & industrial loan balances are $0 and $2.0 million of loans that were originated under the SBA PPP program as of December 31, 2024 and December 31, 2023, respectively.

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
The following table presents, by portfolio segment, the activity in the allowance for credit losses for the years ended December 31, 2024, 2023, and 2022 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2024
Loans
Balance, beginning of period	$1,417	$1,271	$6,889	$9,237	$628	$249	$19,691
Charge-offs	-	-	(275)	(2,000)	-	-	(2,275)
Recoveries	-	-	-	495	7	-	502
Net (charge-offs) recoveries	-	-	(275)	(1,505)	7	-	(1,773)
Provision (credit) for credit losses	(194)	42	378	(935)	471	238	-
Balance, end of period	$1,223	$1,313	$6,992	$6,797	$1,106	$487	$17,918

Unfunded Commitments
Balance, beginning of period	$158	$4	$8	$280	$11	$3	$464
Provision (credit) for credit losses	44	2	1	(50)	3	-	-
Balance, end of period	$202	$6	$9	$230	$14	$3	$464

Total Allowance for Credit Losses	$1,425	$1,319	$7,001	$7,027	$1,120	$490	$18,382
Total Provision for Credit Losses	$(150)	$44	$379	$(985)	$474	$238	$-

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2023
Loans
Balance, beginning of period	$1,889	$890	$5,080	$5,937	$765	$173	$14,734
Impact of CECL adoption	44	(138)	(168)	716	(149)	(55)	250

Charge-offs	-	-	-	(16,500)	(7)	(17)	(16,524)
Recoveries	-	-	-	40	2	8	50
Net (charge-offs) recoveries	-	-	-	(16,460)	(5)	(9)	(16,474)
Provision (credit) for credit losses	(516)	519	1,977	19,044	17	140	21,181
Balance, end of period	$1,417	$1,271	$6,889	$9,237	$628	$249	$19,691

Unfunded Commitments
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-
Impact of CECL adoption	171	4	24	274	25	2	500
Provision (credit) for credit losses	(13)	-	(16)	6	(14)	1	(36)
Balance, end of period	$158	$4	$8	$280	$11	$3	$464

Total Allowance for Credit Losses	$1,575	$1,275	$6,897	$9,517	$639	$252	$20,155
Total Provision for Credit Losses	$(529)	$519	$1,961	$19,050	$3	$141	$21,145

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

December 31, 2022
Balance, beginning of period	$1,695	$630	$3,399	$3,621	$730	$241	$10,316

Charge-offs	-	-	-	(2)	(50)	(22)	(74)
Recoveries	-	-	-	10	4	10	24
Net (charge-offs) recoveries	-	-	-	8	(46)	(12)	(50)

Provision (credit) for credit losses	194	260	1,681	2,308	81	(56)	4,468

Balance, end of period	$1,889	$890	$5,080	$5,937	$765	$173	$14,734

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

The Company evaluates the definitions of loan grades and the allowance for loan losses methodology on an ongoing basis.  No changes were made to either during the period ended December 31, 2024.

Bank7 Corp.
Notes to Consolidated Financial Statements

The following table presents the amortized cost of the Company’s loan portfolio with the gross charge-offs for the twelve months ended by year of origination based on internal rating category as of December 31, 2024 (dollars in thousands):

As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & development
Grade
1 (Pass)	$40,129	$6,197	$2,042	$370	$104	$111	$116,910	$165,863
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	1,259	-	-	-	-	-	-	1,259
4 (Substandard)	563	-	-	-	-	-	-	563
Total construction & development	41,951	6,197	2,042	370	104	111	116,910	167,685
Current-period gross charge-offs	-	-	-	-	-	-	-	-
1 - 4 family real estate
Grade
1 (Pass)	56,013	31,274	13,488	6,381	3,729	1,920	8,242	121,047
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total 1 - 4 family real estate	56,013	31,274	13,488	6,381	3,729	1,920	8,242	121,047
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Commercial real estate - other
Grade
1 (Pass)	124,421	141,303	137,497	18,352	14,589	5,323	57,350	498,835
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	7,493	-	-	-	-	-	-	7,493
4 (Substandard)	4,426	447	-	-	-	103	-	4,976
Total Commercial real estate - other	136,340	141,750	137,497	18,352	14,589	5,426	57,350	511,304
Current-period gross charge-offs	-	275	-	-	-	-	-	275
Commercial and industrial
Grade
1 (Pass)	126,745	78,446	41,532	3,608	1,049	3,736	238,396	493,512
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	558	-	-	-	-	-	3,259	3,817
4 (Substandard)	9,417	-	-	-	-	-	277	9,694
Total Commercial and industrial	136,720	78,446	41,532	3,608	1,049	3,736	241,932	507,023
Current-period gross charge-offs	-	2,000	-	-	-	-	-	2,000
Agriculural
Grade
1 (Pass)	31,491	6,308	4,741	6,135	1,823	1,140	23,258	74,896
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	201	-	-	-	1,831	-	994	3,026
4 (Substandard)	-	-	-	-	-	-	-	-
Total agriculural	31,692	6,308	4,741	6,135	3,654	1,140	24,252	77,922
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Consumer
Grade
1 (Pass)	4,904	1,866	771	1,358	1,689	2,020	1,704	14,312
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total consumer	4,904	1,866	771	1,358	1,689	2,020	1,704	14,312
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Total loans held for investment	$407,620	$265,841	$200,071	$36,204	$24,814	$14,353	$450,390	$1,399,293
Total current-period gross charge-offs	$-	$2,275	$-	$-	$-	$-	$-	$2,275

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
Aged Analysis of Past Due Loans Receivable

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2024 and December 31, 2023 (dollars in thousands):

	Past Due						Total Loans
	30–59 Days	60–89 Days	Greater than 90 Days	Total	Current	Total Loans	> 90 Days & Accruing

December 31, 2024
Construction & development	$-	$-	$-	$-	$167,685	$167,685	$-
1 - 4 family real estate	-	-	-	-	121,047	121,047	-
Commercial real estate - other	103	-	3,426	3,529	507,775	511,304	-
Commercial & industrial	403	5	-	408	506,615	507,023	-
Agricultural	-	-	-	-	77,922	77,922	-
Consumer	97	-	-	97	14,215	14,312	-

Total	$603	$5	$3,426	$4,034	$1,395,259	$1,399,293	$-

December 31, 2023
Construction & development	$-	$-	$-	$-	$137,206	$137,206	$-
1 - 4 family real estate	-	-	-	-	100,576	100,576	-
Commercial real estate - other	-	-	-	-	518,622	518,622	-
Commercial & industrial(1)	472	10,969	9,946	21,387	504,798	526,185	9,946
Agricultural	-	-	-	-	66,495	66,495	-
Consumer(2)	-	27	80	107	14,410	14,517	80

Total	$472	$10,996	$10,026	$21,494	$1,342,107	$1,363,601	$10,026

(1)
The $9.95 million that is greater than 90 days past due as of December 31, 2023, primarily consists of a single borrower that is well collateralized and for which collection is being diligently pursued.

(2)	The $80,000 that is greater than 90 days past due as of December 31, 2023, consists of a single borrower that is well secured and for which collection is being diligently pursued.

Bank7 Corp.
Notes to Consolidated Financial Statements
Nonaccrual Loans

The following table presents information regarding nonaccrual loans as of December 31, 2024 and December 31, 2023 (dollars in thousands):

	With an Allowance	No Allowance	Total Non- Accrual Loans	Related Allowance
December 31, 2024
Construction & development	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-
Commercial Real Estate - other	2,980	550	3,530	217
Commercial & industrial	83	3,557	3,640	83
Agricultural	-	-	-	-
Consumer	-	-	-	-
Total	$3,063	$4,107	$7,170	$300

	With an Allowance	No Allowance	Total Non- Accrual Loans	Related Allowance
December 31, 2023
Construction & development	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-
Commercial Real Estate - other	-	126	126	-
Commercial & industrial	10,255	8,560	18,815	2,147
Agricultural	-	-	-	-
Consumer	-	-	-	-
Total	$10,255	$8,686	$18,941	$2,147

Bank7 Corp.
Notes to Consolidated Financial Statements
Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the twelve months ended December 31, 2024 and December 31, 2023, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent. At a minimum, the estimated value of the collateral for loan equals the current book value.

The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows (dollars in thousands):

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation
December 31, 2024
Construction & development	$-	$563	$-	$563	$-
1 - 4 Family Real Estate	-	-	-	-	-
Commercial Real Estate - other	4,426	550	-	4,976	217
Commercial & industrial	-	9,609	-	9,609	-
Agricultural	-	-	-	-	-
Consumer	-	-	-	-	-

Total	$4,426	$10,722	$-	$15,148	$217

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation
December 31, 2023
Construction & development	$-	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-	-
Commercial Real Estate - other	126	-	-	126	-
Commercial & industrial	-	20,848	9,932	30,780	2,038
Agricultural	-	-	-	-	-
Consumer	27	-	80	107	-

Total	$153	$20,848	$10,012	$31,013	$2,038

Bank7 Corp.
Notes to Consolidated Financial Statements
Loan Modifications to Borrowers Experiencing Financial Difficulty

As part of the Company’s ongoing risk management practices, the Company attempts to work with borrowers experiencing financial difficulty and when necessary to extend or modify loan terms to better align with their current ability to repay. Modifications could include extension of the maturity date, reductions of the interest rate, reduction or forgiveness of accrued interest, or principal forgiveness. Combinations of these modifications may also be made for individual loans. Extensions and modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. Principal reductions may be made in limited circumstances, typically for specific commercial loan workouts, and in the event of borrower bankruptcy. Each occurrence is unique to the borrower and is evaluated separately.

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

During the twelve months ended December 31, 2024, the Company modified a single commercial real estate loan to a borrower who was experiencing financial difficulty, which included a term extension and interest rate reduction in exchange for credit enhancements. The loan had a period-end amortized cost basis of $2.7 million and represented 0.5% of the commercial real estate class of loans at December 31, 2024.

During the twelve months ended December 31, 2023, the Company modified a single commercial loan to a borrower who was experiencing financial difficulty, which included a term extension and payment of principal and interest deferral until the sale of collateral. The loan had a period-end amortized cost basis of $10.1 million and represented 1.9% of the commercial and industrial class of loans at December 31, 2023.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. There were no loans to borrowers experiencing financial difficulty that had a payment default during the twelve months ended December 31, 2024 and were modified in the twelve months prior to default.

Bank7 Corp.
Notes to Consolidated Financial Statements

Note 7:	Premises and Equipment

Major classifications of premises and equipment, stated at cost and net of accumulated depreciation are as follows (dollars in thousands):

	December 31,
	2024	2023

Land, buildings and improvements	$21,458	$18,138
Furniture and equipment	3,123	2,625
Automobiles	897	976
	25,478	21,739
Less accumulated depreciation	(7,341)	(6,797)

Net premises and equipment	$18,137	$14,942

Note 8:	Goodwill and Core Deposit Intangibles

The following is a summary of goodwill and intangible assets (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2024
Goodwill	$8,688	$(230)	$8,458
Core deposit intangibles	3,315	(2,437)	878
Total	$12,003	$(2,667)	$9,336

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2023
Goodwill	$8,688	$(230)	$8,458
Core deposit intangibles	3,315	(2,284)	1,031
Total	$12,003	$(2,514)	$9,489

Amortization expense for intangible assets totaled $153,000, $305,000 and $307,000 for the years ended December 31, 2024, 2023 and 2022, respectively.  Estimated amortization expense for each of the remaining life is as follows (dollars in thousands):

2025	$125
2026	125
2027	125
2028	125
2029	125
Thereafter	253
Total	$878

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 9:	Interest-Bearing Deposits

The aggregate amount of interest-bearing time deposits in denominations that meet or exceed the insured limit were $92.3 million and $88.1 million at December 31, 2024 and 2023, respectively.

At December 31, 2024, the scheduled maturities of interest-bearing time deposits were as follows (dollars in thousands):

2025	$231,710
2026	5,944
2027	802
2028	490
Thereafter	209
Total	$239,155

Note 10:	Income Taxes

The (benefit)/provision for income taxes for the years ended December 31, 2024, 2023 and 2022 consists of the following (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022

Federal:
Current	$12,411	$8,490	$9,480
Deferred	(49)	(921)	(1,309)
Total federal tax provision	$12,362	$7,569	$8,171

State:
Current	$2,275	$1,540	$1,562
Deferred	19	(161)	(101)
FIN48	-	-	(13)
Total state tax provision	$2,294	$1,379	$1,448

Total income tax provision	$14,656	$8,948	$9,619

Bank7 Corp.
Notes to Consolidated Financial Statements
The provision for income taxes for the years ended December 31, 2024, 2023 and 2022 differs from the federal rate of 21% due to the following:

	Year Ended December 31,
	2024	2023	2022

Statutory U.S. Federal Income Tax	$12,675	$7,789	$8,244
Increase (decrease) resulting from:
State Taxes	1,694	1,069	1,154
FIN 48 Activity	-	-	(13)
Other	287	90	234
Provision for income taxes	$14,656	$8,948	$9,619

Deferred tax assets (liabilities) included in other assets in the accompanying consolidated balance sheet consist of the following:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Allowance for credit losses	$4,364	$4,666
Non-accrual Loans	716	317
Deferred Compensation	496	347
Deferred Revenue	206	291
Discounts and premiums on assets acquired	15	15
Net unrealized loss on securities available for sale	1,281	1,651
Lease liabilities	443	471
Other	313	330
Total deferred tax assets	$7,834	$8,088

Deferred tax liabilities:
Property and equipment	$(899)	$(940)
Intangible assets	(341)	(355)
Prepaid Expenses	(122)	(124)
Right of Use Asset	(413)	(464)
Net unrealized gains on securities available for sale	-	-
Other	(363)	(318)
Total deferred tax liabilities	$(2,138)	$(2,201)

Net deferred tax assets	$5,696	$5,887

Bank7 Corp.
Notes to Consolidated Financial Statements
In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize all benefits related to these deductible differences as of December 31, 2024.

The Company does not have any net operating loss or tax credit carryforwards as of December 31, 2024.

The Company is not presently under examination by the Internal Revenue Service or any state tax authority.

The Company establishes reserves for uncertain tax positions that reflect management’s best estimate of deductions and credits that may not be sustained on a more-likely-than-not basis. Recognized income tax positions are measured at the largest amount that is considered greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no uncertain tax positions as of December 31, 2024 and 2023, and there were no interest or penalties related to uncertain tax positions reflected in the consolidated statements of income for the years ended December 31, 2024, 2023, and 2022.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 11:	Letters of Credit

The Bank has entered into an arrangement with the FHLB resulting in the FHLB issuing letters of credit on behalf of the Bank with the resulting beneficiary being certain public funds in connection with these deposits.  Outstanding letters of credit to secure these public funds at December 31, 2024 and 2023 were $750,000 and $400,000, respectively.  Loans with a collateral value of approximately $191.7 million and $159.6 million were used to secure the letters of credit at December 31, 2024 and 2023, respectively.

Note 12:	Advances and Borrowings

The Bank has a blanket floating lien security agreement with a maximum borrowing capacity of $190.9 million and $159.2 million at December 31, 2024 and December 31, 2023, respectively, with the FHLB, under which the Bank is required to maintain collateral for any advances, including its stock in the FHLB, as well as qualifying first mortgage and other loans.  The Bank had no advances from the FHLB at December 31, 2024 or 2023. The Bank had additional liquidity with the Federal Reserve Bank of $336.1 million and $0 as of December 31, 2024 and December 31, 2023, respectively.

Note 13:	Shareholders’ Equity

On October 28, 2021, the Company adopted a Repurchase Plan (the “RP”) that authorizes the repurchase of up to 750,000 shares of the Company’s stock. Stock repurchases under the RP take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. The RP expired on October 28, 2023. There were no share repurchases under this plan. On October 30, 2023, the Company adopted a new Repurchase Plan (the “New RP”) that authorizes the repurchase of up to 750,000 shares of the Company’s stock. Stock repurchases under the New RP will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. There were no repurchases as of December 31, 2024.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I, and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2024, that the Company and Bank meet all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of December 31, 2024, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

Bank7 Corp.
Notes to Consolidated Financial Statements
The Company’s and Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirements		With Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2024
Total capital to risk-weighted assets
Company	$227,229	15.21%	$119,489	8.00%	$156,830	10.50%	N/A	N/A
Bank	227,189	15.22%	119,408	8.00%	156,723	10.50%	$149,260	10.00%
Tier I capital to risk-weighted assets
Company	208,847	13.98%	89,617	6.00%	126,957	8.50%	N/A	N/A
Bank	208,807	13.99%	89,556	6.00%	126,871	8.50%	119,408	8.00%
CET I capital to risk-weighted assets
Company	208,847	13.98%	67,213	4.50%	104,553	7.00%	N/A	N/A
Bank	208,807	13.99%	67,167	4.50%	104,482	7.00%	97,019	6.50%
Tier I capital to average assets
Company	208,847	12.19%	68,558	4.00%	N/A	N/A	N/A	N/A
Bank	208,807	12.18%	68,558	4.00%	N/A	N/A	85,698	5.00%

As of December 31, 2023
Total capital to risk-weighted assets
Company	$185,171	12.74%	$116,251	8.00%	$152,579	10.50%	N/A	N/A
Bank	185,118	12.75%	116,169	8.00%	152,472	10.50%	$145,211	10.00%
Tier I capital to risk-weighted assets
Company	166,982	11.49%	87,188	6.00%	123,516	8.50%	N/A	N/A
Bank	166,942	11.50%	87,127	6.00%	123,429	8.50%	116,169	8.00%
CET I capital to risk-weighted assets
Company	166,982	11.49%	65,391	4.50%	101,719	7.00%	N/A	N/A
Bank	166,942	11.50%	65,345	4.50%	101,648	7.00%	94,387	6.50%
Tier I capital to average assets
Company	166,982	9.50%	70,318	4.00%	N/A	N/A	N/A	N/A
Bank	166,942	9.50%	70,318	4.00%	N/A	N/A	87,897	5.00%

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

As of December 31, 2024, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At December 31, 2024, approximately $83.7 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 14:	Related-Party Transactions

At December 31, 2024 and December 31, 2023, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties) approximating $0 and $203,000, respectively.

The Bank leases office and retail banking space in Oklahoma City and Woodward, Oklahoma from Central Park on Lincoln, LLC and Haines Realty Investments Company, LLC, respectively, both related parties of the Company.  Lease expense totaled $286,000, $251,000 and $155,000 for the years ended December 31, 2024, 2023 and 2022, respectively.  In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 15:	Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to the maximum legal limit with the Bank matching up to 5% of the employee’s salary. Employer contributions charged to expense for the years ended December 31, 2024, 2023 and 2022 totaled $434,000, $399,000 and $366,000, respectively.

Stock-Based Compensation

The Company adopted a nonqualified incentive stock option plan (the “Bank7 Corp. 2018 Equity Incentive Plan”) in September 2018 and amended the Bank7 Corp. 2018 Equity Plan on May 20, 2020 adding an additional 507,500 shares to the plan. The Bank7 Corp. 2018 Equity Incentive Plan will terminate in September 2028, if not extended. Compensation expense, net of settlement of shares for payroll withholding related to the Plan for the years ended December 31, 2024, 2023 and 2022 totaled $2,467,000, $2,164,000 and $1,384,000, respectively. There were 636,430 shares available for future grants as of December 31, 2024.

The Company grants to employees and directors restricted stock units (“RSU’s”) which vest ratably over one, three, four, five, or eight years and stock options which vest ratably over four years.  All RSUs and stock options are granted at the fair value of the common stock at the time of the award.  The RSUs are considered fixed awards as the number of shares and fair value are known at the date of grant and the fair value at the grant date is amortized over the vesting and/or service period.

The Company uses newly issued shares for granting RSUs and stock options.

The following table is a summary of the stock option activity under the Bank7 Corp. 2018 Equity Incentive Plan (dollar amounts in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Year Ended December 31, 2024
Outstanding at December 31, 2023	220,939	$17.52
Options Granted	-	-
Options Exercised	(144,813)	17.91
Options Forfeited	(438)	14.31
Outstanding at December 31, 2024	75,688	16.79	5.11	$2,283,513
Exercisable at December 31, 2024	54,812	17.30	4.70	$1,625,802

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Year Ended December 31, 2023
Outstanding at December 31, 2022	251,550	$17.52
Options Granted	-	-
Options Exercised	(28,423)	17.71
Options Forfeited	(2,188)	15.15
Outstanding at December 31, 2023	220,939	17.52	5.64	$2,172,070
Exercisable at December 31, 2023	173,684	18.04	5.27	$1,616,278

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

Bank7 Corp.
Notes to Consolidated Financial Statements
There were no options granted during the years ended December 31, 2024 and December 31, 2023.

The following table summarizes share information about RSUs for the years ended December 31, 2024 and 2023:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Year Ended December 31, 2024
Outstanding at December 31, 2023	211,461	$26.98
Shares granted	100,606	27.34
Shares vested	(68,578)	25.46
Shares forfeited	(7,250)	28.29
End of the period balance	236,239	$27.54

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Year Ended December 31, 2023
Outstanding at December 31, 2022	112,591	$19.15
Shares granted	163,311	29.76
Shares vested	(57,354)	19.48
Shares forfeited	(7,087)	27.34
End of the period balance	211,461	$26.98

As of December 31, 2024, there was approximately $4.7 million of unrecognized compensation expense related to 236,000 unvested RSUs and $18,000 of unrecognized compensation expense related to 76,000 unvested and/or unexercised stock options. The RSU expense is expected to be recognized over a weighted average period of 3.17 years, the stock option expense is expected to be recognized over a weighted average period of 1.51 years.

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

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2024 and December 31, 2023 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2024
Collateral-dependent loans	$3,209	$-	$-	$3,209
Asset retirement obligations	292	-	-	292

December 31, 2023
Collateral-dependent loans	$16,370	$-	$-	$16,370
Asset retirement obligations	361	-	-	361

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

The Company considers appraisal analysis as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.  Values of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by executive management and loan administration.  Values are reviewed for accuracy and consistency by executive management and loan administration.  The ultimate collateral values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value	Valuation Technique	Unobservable Inputs
December 31, 2024
Collateral-dependent loans	$3,209	Estimated cash to be received pending liquidation of collateral	Estimated cost to sell
Asset retirement obligations	292	Expected present value	Plugging and abandonment expense

December 31, 2023
Collateral-dependent loans	$16,370	Estimated cash to be received pending resolution of bankruptcy proceedings	Estimated cost to sell
Asset retirement obligations	361	Expected present value	Plugging and abandonment expense

Bank7 Corp.
Notes to Consolidated Financial Statements
The following table presents estimated fair values of the Company’s financial instruments not recorded at fair value at December 31, 2024 and December 31, 2023 (dollars in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2024

Financial Assets
Cash and due from banks	$234,196	$234,196	$-	$-	$234,196
Interest-bearing time deposits in other banks	6,719	-	6,719	-	6,719
Loans, net	1,379,465	-	1,392,299	3,209	1,395,508
Nonmarketable equity securities	1,283	-	1,283	-	1,283
Interest receivable and other assets	30,731	-	18,585	12,146	30,731

Financial Liabilities
Deposits	$1,515,471	$-	$1,515,023	$-	$1,515,023
Interest payable and other liabilities	11,047	-	10,145	902	11,047

December 31, 2023

Financial Assets
Cash and due from banks	$181,042	$181,042	$-	$-	$181,042
Interest-bearing time deposits in other banks	17,679	-	17,679	-	17,679
Loans, net	1,341,148	-	1,321,413	16,370	1,337,783
Loans held for sale	718	-	718	-	718
Nonmarketable equity securities	1,283	-	1,283	-	1,283
Interest receivable and other assets	35,878	-	19,211	16,667	35,878

Financial Liabilities
Deposits	$1,591,391	$-	$1,590,295	$-	$1,590,295
Interest payable and other liabilities	9,647	-	8,335	1,312	9,647

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

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at December 31, 2024 or December 31, 2023.

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

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets.  The following summarizes those financial instruments with contract amounts representing credit risk as of December 31, 2024 and December 31, 2023 (dollars in thousands):

	December 31, 2024	December 31, 2023
Commitments to extend credit	$272,261	$256,888
Financial and performance standby letters of credit	11,333	4,247
	$283,594	$261,135

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

On January 1, 2023, the Company adopted ASU 2016-13, see Note (1) and Note (6).  Upon adoption, the Company estimated an allowance for credit losses on off-balance sheet credit exposures, which resulted in recording a reserve for unfunded loan commitments of $500,000.  The reserve for unfunded loan commitments totaled $464,000 and $464,000 at December 31, 2024 and December 31, 2023, respectively.

Note 18:	Significant Estimates and Concentrations

GAAP requires disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for loan losses are reflected in Note 6 regarding loans.

As of December 31, 2024, hospitality loans were 18.5% of gross total loans with outstanding balances of $259.1 million and unfunded commitments of $2.9 million; energy loans were 9.5% of gross total loans with outstanding balances of $133.3 million and unfunded commitments of $39.0 million.

The Company evaluates goodwill for potential goodwill impairment on an annual basis or more often based on consideration if any impairment indicators have occurred. A prolonged strain on the U.S. economy impacting the Company could result in goodwill being partially or fully impaired. At December 31, 2024, goodwill of $8.5 million was recorded on the consolidated balance sheet.

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

Rental expense on all operating leases, including those rented on a monthly or temporary basis were as follows (Dollars in thousands):

Year Ending December 31:
2024	$1,068
2023	1,001
2022	777

As of December 31, 2024, a right of use lease asset included in interest receivable and other assets on the balance sheet totaled $1.7 million, and a related lease liability included in accrued interest payable and other liabilities on the balance sheet totaled $1.9 million. As of December 31, 2024, our operating leases have a weighted-average remaining lease term of 15.8 years and a weighted-average discount rate of 3.7 percent.

Future minimum rental commitments of branch facilities and office equipment due under non-cancelable operating leases at December 31, 2024, were as follows (dollars in thousands):

2025	$646
2026	305
2027	211
2028	118
2029	118
Thereafter	774
Total lease payments	2,172
Less imputed interest	(298)
Operating lease liability	$1,874

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 20:	Asset Retirement Obligation

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

The following table is a reconciliation of changes in the Company’s asset retirement obligations for the years ended December 31, 2024 and December 31, 2023 (dollars in thousands):

Asset retirement obligations as of January 1, 2024	$361
Liability additions	-
Sale of wells	(96)
Accretion expense	27
Asset retirement obligations as of December 31, 2024	$292

Asset retirement obligations as of January 1, 2023	$-
Liability additions	351
Accretion expense	11
Asset retirement obligations as of December 31, 2023	$361

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

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 21:	Parent-only Financial Statements

Condensed Balance Sheets
	December 31,
Assets	2024	2023

Cash and due from banks	$40	$40
Investment in bank subsidiary	212,162	169,275
Dividends receivable	2,254	1,932
Goodwill	1,011	1,011

Total assets	$215,467	$172,258

Liabilities and Shareholders’ Equity

Dividends Payable	$2,254	$1,932
Other liabilities	-	-

Total liabilities	2,254	1,932

Total shareholders’ equity	213,213	170,326

Total liabilities and shareholders’ equity	$215,467	$172,258

Condensed Statements of Comprehensive Income	For the Years Ended December 31,
	2024	2023	2022
Income
Dividends from subsidiary bank	$8,379	$6,790	$4,738

Total Income	8,379	6,790	4,738

Expense
Other	-	-	-

Total expense	-	-	-

Income and equity in undistributed net income of bank subsidiary	8,379	6,790	4,738
Equity in undistributed net income of bank subsidiary	37,319	21,485	24,900

Income before Taxes	45,698	28,275	29,638
Income tax expense	-	-	-

Net Income Available to Common Shareholders	$45,698	$28,275	$29,638

Other Comprehensive Income
Equity in other comprehensive (loss) income of subsidiary	$1,174	$3,158	$(9,447)
Other comprehensive gain(loss)	$1,174	$3,158	$(9,447)
Comprehensive Income	$46,872	$31,433	$20,191

Bank7 Corp.
Notes to Consolidated Financial Statements
Condensed Statements of Cash Flows	For the Years Ended December 31,
	2024	2023	2022

Operating Activities
Net income	$45,698	$28,275	$29,638
Items not requiring (providing) cash
Equity in undistributed net income	(37,319)	(21,485)	(24,900)

Changes in
Other current assets and liabilities	(324)	(725)	(374)

Net cash provided by operating activities	8,055	6,065	4,364

Financing Activities
Common stock issued, net of offering costs	2	1	-
Dividends paid	(8,057)	(6,323)	(4,364)

Net cash used in financing activities	(8,055)	(6,322)	(4,364)

Increase (Decrease) in Cash and Due from Banks	-	(257)	-

Cash and Due from Banks, Beginning of Period	40	297	297

Cash and Due from Banks, End of Period	$40	$40	$297

Supplemental Disclosure of Cash Flows Information
Dividends declared and not paid	$2,254	$1,932	$1,463

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure

a)	Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2024 of the Company’s disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

b)	Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework (2013 edition),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2024.

Forvis Mazars, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, immediately follows:

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors, and Audit Committee
Bank7 Corp.
Oklahoma City, Oklahoma

Opinion on the Internal Control Over Financial Reporting

We have audited Bank7 Corp.’s (the “Company”) internal control as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013), issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024, and our report dated March 12, 2025 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definitions and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Shareholders, Board of Directors, and Audit Committee
Bank7 Corp.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Forvis Mazars, LLP

Oklahoma City, Oklahoma
March 12, 2025

c)	Not applicable.

d)	Changes in Internal Control Over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

During the three months ended December 31, 2024, none of our officers or directors adopted or terminated a Rule 10b5-1 trading arrangement or Non-Rule 10b5-1 trading arrangement as each term is defined under Item 408(a) of Regulation S-K.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Item 9D.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 11.   Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 14.   Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

Exhibits

3.1	Amended and Restated Certificate of Incorporation of Bank7 Corp.(1)

3.2	Second Amended and Restated Bylaws of Bank7 Corp.(2)

4.1	Specimen Common Stock Certificate of Bank7 Corp.(3)

4.2	Description of Common Stock Securities Registered Pursuant to Section 12 of the Exchange Act of 1934(4)

10.1	Form of Tax Sharing Agreement(5)

10.2	Bank7 Corp. 2018 Equity Incentive Plan(6)

10.3	First Amendment to Bank7 Corp. 2018 Equity Incentive Plan(7)

10.4	Form of Stock Option award Agreement under the Bank7 Corp. 2018 Equity Incentive Plan(8)

10.5	Form of Restricted Stock Unit Award Agreement under the Bank7 Corp. 2018 Equity Incentive Plan(9)

10.6	Form of Indemnification Agreement(10)

10.7	Form of Registration Rights Agreement(11)

10.8	Stock Award Agreement Between the Company and Thomas L. Travis issued under the 2018 Equity Incentive Plan (12)

10.9	Stock Award Agreement Between the Company and Jason E. Estes issued under the 2018 Equity Incentive Plan(13)

10.10	Share Acquisition Agreement dated as of October 6, 2021 by and among Bank7 Corp., Watonga Bancshares, Inc., Cornerstone Bank, and Randy Barrett solely in his capacity as representative (14)

10.11	Employment Agreement dated March 30, 2022 between the Company and Thomas L. Travis (15)

10.12	Employment Agreement dated March 30, 2022 between the Company and Jason E. Estes (16)

19	Bank7 Corp. Insider Trading Policy

21	Subsidiaries of Bank7 Corp.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Policy Relating to the Recover of Erroneously Awarded Compensation(17)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2021.

(2)	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2024 (File No. 333-227010).

(3)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(4)	Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 30, 2020.

(5)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2018 (File No. 333-227010).

(6)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(7)	Incorporated by reference to Appendix A of the Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 31, 2020.

(8)	Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(9)	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(10)	Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(11)	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2018 (File No. 333-227010).

(12)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2019.

(13)	Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2023.

(14)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2021.

(15)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2022.

(16)	Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2023.

(17)	Incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2024.

Item 16.   Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank7 Corp.

Date: March 12, 2025	By:	/s/ Thomas L. Travis
Thomas L. Travis
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kelly J. Harris
Kelly J. Harris
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
Director; Chairman
/s/ William B. Haines		March 12, 2025
William B. Haines

/s/ Thomas L. Travis	Director; President and Chief Executive Officer (Principal Executive Officer)	March 12, 2025
Thomas L. Travis

/s/ William M. Buergler	Director	March 12, 2025
William M. Buergler

/s/ John T. Phillips	Director	March 12, 2025
John T. Phillips

/s/ Gary D. Whitcomb	Director	March 12, 2025
Gary D. Whitcomb

/s/ J. Michael Sanner	Director	March 12, 2025
J. Michael Sanner

/s/ Teresa L. Dick	Director	March 12, 2025
Teresa L. Dick

/s/ Edward P. Gray	Director	March 12, 2025
Edward P. Gray