Form 10-Q
period 2025-03-31
Bank7 Corp.
filed 2025-05-12
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 12, 2025, the registrant had 9,449,237 shares of common stock, par value $0.01, outstanding.

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

Bank7 Corp.
Unaudited Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except par value)

Assets	March 31, 2025 (unaudited)	December 31, 2024

Cash and due from banks	$240,570	$234,196
Interest-bearing time deposits in other banks	12,947	6,719
Available-for-sale debt securities	59,616	59,941
Loans, net of allowance for credit losses of $18,162 and $17,918 at March 31, 2025 and December 31, 2024, respectively	1,405,649	1,379,465
Loans held for sale	2,068	-
Premises and equipment, net	20,721	18,137
Nonmarketable equity securities	1,318	1,283
Core deposit intangibles	846	878
Goodwill	11,208	8,458
Interest receivable and other assets	30,531	30,731

Total assets	$1,785,474	$1,739,808

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$327,522	$313,258
Interest-bearing	1,223,768	1,202,213

Total deposits	1,551,290	1,515,471

Income taxes payable	3,565	77
Interest payable and other liabilities	8,959	11,047

Total liabilities	1,563,814	1,526,595

Shareholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding: 9,448,237 and 9,390,211 at March 31, 2025 and December 31, 2024, respectively	94	94
Additional paid-in capital	101,546	101,809
Retained earnings	124,349	116,281
Accumulated other comprehensive loss	(4,329)	(4,971)

Total shareholders’ equity	221,660	213,213

Total liabilities and shareholders’ equity	$1,785,474	$1,739,808

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2025	2024
Interest Income
Loans, including fees	$27,324	$30,117
Interest-bearing time deposits in other banks	101	253
Debt securities, taxable	283	1,012
Debt securities, tax-exempt	63	73
Other interest and dividend income	2,667	1,832

Total interest income	30,438	33,287

Interest Expense
Deposits	9,600	11,277

Total interest expense	9,600	11,277

Net Interest Income	20,838	22,010

Provision for Credit Losses	-	-

Net Interest Income After Provision for Credit Losses	20,838	22,010

Noninterest Income
Mortgage lending income	93	51
Service charges on deposit accounts	218	249
Other	1,446	1,708

Total noninterest income	1,757	2,008

Noninterest Expense
Salaries and employee benefits	5,280	5,289
Furniture and equipment	250	230
Occupancy	592	661
Data and item processing	510	458
Accounting, marketing and legal fees	105	99
Regulatory assessments	83	386
Advertising and public relations	194	145
Travel, lodging and entertainment	56	51
Other	1,812	1,816

Total noninterest expense	8,882	9,135

Income before taxes	13,713	14,883
Income tax expense	3,377	3,595
Net Income	$10,336	$11,288

Earnings per common share - basic	$1.10	$1.22
Earnings per common share - diluted	1.08	1.21
Weighted average common shares outstanding - basic	9,421,534	9,220,154
Weighted average common shares outstanding - diluted	9,552,273	9,317,813

Other comprehensive income
Unrealized gains on securities, net of tax (expense) benefit of ($237) and $0 for the three months ended March 31, 2025 and 2024, respectively	$642	$456
Other comprehensive income	$642	$456
Comprehensive Income	$10,978	$11,744

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Common Stock (Shares)
Balance at beginning of period	9,390,211	9,197,696
Exercise of employee stock options	7,063	4,251
Shares issued for restricted stock units	74,338	51,511
Shares acquired and canceled	(23,375)	(15,252)
Balance at end of period	9,448,237	9,238,206

Common Stock (Amount)
Balance at beginning of period	$94	$92
Net shares purchased and retired for restricted stock units and issued for stock options	-	-
Balance at end of period	$94	$92

Additional Paid-in Capital
Balance at beginning of period	$101,809	$97,417
Shares purchased and retired for restricted stock units	(1,015)	(417)
Exercise of stock options	100	65
Stock-based compensation expense	652	604
Balance at end of period	$101,546	$97,669

Retained Earnings
Balance at beginning of period	$116,281	$78,962
Net income	10,336	11,288
Cash dividends declared ($0.24 and $0.21 per share for March 31, 2025 and 2024, respectively	(2,268)	(1,940)
Balance at end of period	$124,349	$88,310

Accumulated Other Comprehensive Loss
Balance at beginning of period	$(4,971)	$(6,145)
Comprehensive income	642	456
Balance at end of period	$(4,329)	$(5,689)

Total Shareholders’ equity	$221,660	$180,382

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in thousands)

	Three Months Ended March 31,
	2025	2024

Operating Activities
Net income	$10,336	$11,288
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	251	295
(Accretion)Amortization of premiums and discounts on securities	59	(374)
Gain on sales of loans	(93)	(51)
Stock-based compensation expense	652	604
Cash receipts from the sale of loans originated for sale	5,220	4,157
Cash disbursements for loans originated for sale	(7,195)	(3,388)
Deferred income tax (benefit) expense	79	(125)
Changes in
Interest receivable and other assets	303	3,568
Interest payable and other liabilities	1,386	4,472

Net cash provided by operating activities	10,998	20,446

Investing Activities
Net cash paid for acquisition	(2,750)	-
Maturities of interest-bearing time deposits in other banks	1,984	2,245
Purchases of interest-bearing time deposits in other banks	(8,212)	(1,747)
Maturities, prepayments and calls of available-for-sale debt securities	1,145	102,322
Purchases of available-for-sale debt securities	(40)	(83,877)
Net change in loans	(26,603)	(13,047)
Purchases of premises and equipment	(2,803)	(668)
Change in nonmarketable equity securities	5	5

Net cash provided by (used in) investing activities	(37,274)	5,233

Financing Activities
Net change in deposits	35,819	(11,219)
Cash distributions	(2,254)	(1,932)
Shares purchased and retired for restricted stock units	(1,015)	(417)
Net settlement of stock options	100	65

Net cash provided by (used in) financing activities	32,650	(13,503)

Net Increase in Cash and Due from Banks	6,374	12,176

Cash and Due from Banks, Beginning of Period	234,196	181,042

Cash and Due from Banks, End of Period	$240,570	$193,218

Supplemental Disclosure of Cash Flows Information
Interest paid	$9,749	$11,182
Income taxes paid	$-	$97
Dividends declared and not paid	$2,268	$1,940

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1:	Nature of Operations and Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position, results of operations, and cash flows of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2024, the date of the most recent annual report.  The condensed consolidated balance sheet of the Company as of December 31, 2024 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and notes normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The information contained in the financial statements and footnotes included in Company’s annual report for the year ended December 31, 2024, should be referred to in connection with these unaudited interim consolidated financial statements. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, the Bank and its three subsidiaries, 1039 NW 63rd, LLC, which holds real estate utilized by the Bank, Giddings Production, LLC, which is engaged in the production of oil, natural gas and natural liquid (“NGL”) reserves in Texas, and First American Mortgage LLC, which is a provider of residential mortgages lending services. All significant intercompany accounts and transactions have been eliminated in consolidation.

Segments

The Company continues to operate as a single reportable segment, the Bank, as described in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.  The Chief Executive Officer, who is the CODM, manages the Company and evaluates financial performance on a company-wide basis. The Company’s net income and total assets are the key measures used by the CODM.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Recent Accounting Pronouncements

Standards Not Yet Adopted:

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. The Company does not currently have any convertible debt instruments; therefore, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial position, results of operations, or disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. This ASU requires public business entities to disclose disaggregated information about certain expense captions, including compensation costs, depreciation and amortization, advertising costs, shipping and handling costs, and research and development costs, in the notes to their financial statements. The amendments, as clarified by ASU 2025-01 in January 2025, are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial position, results of operations, or disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), primarily focused on income tax disclosures regarding effective tax rates and cash income taxes paid. ASU 2023-09 requires public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company has evaluated the impact of adopting ASU 2023-09 and concluded that the adoption impact is not material as it will primarily result in expanded income tax disclosures in the notes to the financial statements.

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

The Company had oil and gas assets and related receivables included in “interest receivable and other assets” on the consolidated balance sheets of $11.0 million and $12.1 million, and assets retirement obligations and oil and gas related liabilities included in “interest payable and other liabilities” on the consolidated balance sheets of $0.7 million and $0.9 million as of March 31, 2025 and December 31, 2024, respectively.

The Company had oil and gas related revenues included in “Other” noninterest income on the consolidated statements of comprehensive income of $1.2 million and $1.4 million, and oil and gas related expenses included in “Other” noninterest expense on the consolidated statements of comprehensive income of $1.1 million and $1.2 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 3:	Restriction on Cash and Due from Banks

On March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, effectively eliminating reserve requirements for all depository institutions. There was no reserve requirement as of March 31, 2025.

Note 4:	Earnings Per Share

Basic earnings per common share represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Basic EPS is computed based upon net income divided by the weighted average number of common shares outstanding during the period.

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

The following table shows the computation of basic and diluted earnings per share:

	As of and for the three months ended March 31,
	2025	2024
(Dollars in thousands, except per share amounts)
Numerator
Net income	$10,336	$11,288

Denominator
Weighted-average shares outstanding for basic earnings per share	9,421,534	9,220,154
Dilutive effect of stock compensation(1)	130,739	97,659
Denominator for diluted earnings per share	9,552,273	9,317,813

Earnings per common share
Basic	$1.10	$1.22
Diluted	$1.08	$1.21

(1)
The following have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented: Nonqualified stock options outstanding of 0 and 5,000 for the three month periods ended March 31, 2025 and 2024, respectively; Restricted stock units outstanding of 69,589 and 50,000 for the three month periods ended March 31, 2025 and 2024, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 5: Debt Securities

The following table summarizes the amortized cost and fair value of debt securities available-for-sale at March 31, 2025 and December 31, 2024 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale as of March 31, 2025
U.S. Federal agencies	$53	$-	$-	$53
Mortgage-backed securities(1)(2)	32,525	-	(2,965)	29,560
State and political subdivisions	21,146	-	(1,234)	19,912
U.S. Treasuries	6,018	-	(586)	5,432
Corporate debt securities	5,500	-	(841)	4,659
Total available-for-sale	65,242	-	(5,626)	59,616
Total debt securities	65,242	-	(5,626)	59,616

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale as of December 31, 2024
U.S. Federal agencies	$64	$-	$-	$64
Mortgage-backed securities(1)(2)	33,704	-	(3,508)	30,196
State and political subdivisions	21,156	-	(1,430)	19,726
U.S. Treasuries	6,021	-	(695)	5,326
Corporate debt securities	5,500	-	(871)	4,629
Total available-for-sale	66,445	-	(6,504)	59,941
Total debt securities	66,445	-	(6,504)	59,941

(1)	All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities.
(2)
Included in amortized cost of mortgage-backed securities is $21.36 million and $21.97 million of residential mortgage-backed securities and $11.16 million and $11.73 million of commercial mortgage-backed securities as of March 31, 2025 and December 31, 2024, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The amortized cost and estimated fair value of investment securities at March 31, 2025 and December 31, 2024, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of March 31, 2025
Due in one year or less	$3,015	$2,987
Due after one year through five years	15,361	14,533
Due after five years through ten years	14,341	12,536
Due after ten years	-	-
Mortgage-backed securities	32,525	29,560
Total available-for-sale	65,242	59,616

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of December 31, 2024
Due in one year or less	$2,061	$2,028
Due after one year through five years	16,345	15,315
Due after five years through ten years	14,335	12,402
Due after ten years	-	-
Mortgage-backed securities	33,704	30,196
Total available-for-sale	66,445	59,941

There were no holdings of securities of issuers in an amount greater than 10% of stockholders’ equity at March 31, 2025.

The following table presents a summary of realized gains and losses from the sale, prepayment and call of debt securities for the three months ended March 31, 2025 and March 31, 2024.

	Three Months Ended March 31,
	2025	2024
(in thousands)
Proceeds from sales, maturities, prepayments and calls	$1,145	$102,322

Gross realized gains on sales, prepayments and calls	$-	$-
Gross realized losses on sales, prepayments and calls	-	-
Total realized (losses), net	$-	$-

The following table details book value of pledged securities as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Book value of pledged securities	$18,435	$19,071

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table details gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024. As of March 31, 2025, the Company had the ability and intent to hold the debt securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased or acquired. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statements of comprehensive income.

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Available-for-sale as of March 31, 2025
U.S. Federal agencies	$-	$-	$53	$-	$53	$-
Mortgage-backed securities	-	-	29,560	(2,965)	29,560	(2,965)
State and political subdivisions(1)	500	-	19,412	(1,234)	19,912	(1,234)
U.S. Treasuries	-	-	5,432	(586)	5,432	(586)
Corporate debt securities(2)	-	-	4,659	(841)	4,659	(841)
Total available-for-sale	$500	$-	$59,116	$(5,626)	$59,616	$(5,626)

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Available-for-sale as of December 31, 2024
U.S. Federal agencies	$-	$-	$64	$-	$64	$-
Mortgage-backed securities	-	-	30,196	$(3,508)	30,196	(3,508)
State and political subdivisions(1)	499	-	19,227	$(1,430)	19,726	(1,430)
U.S. Treasuries	-	-	5,326	$(695)	5,326	(695)
Corporate debt securities(2)	-	-	4,629	$(871)	4,629	(871)
Total available-for-sale	$499	$-	$59,442	$(6,504)	$59,941	$(6,504)

(1)
Of our state and political subdivision securities, $18.01 million and $17.83 million are rated BBB+ or better and $1.90 million and $1.90 million are not rated as of March 31, 2025 and December 31, 2024, respectively.

(2)	Our corporate debt securities are not rated.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6:	Loans and Allowance for Credit Losses

A summary of loans at March 31, 2025 and December 31, 2024, are as follows (dollars in thousands):

	March 31, 2025	December 31, 2024

Construction & development	$187,401	$167,685
1 - 4 family real estate	128,931	121,047
Commercial real estate - other	527,775	511,304
Total commercial real estate	$844,107	$800,036

Commercial & industrial	488,740	507,023
Agricultural	79,500	77,922
Consumer	13,514	14,312

Gross loans	1,425,861	1,399,293

Less allowance for credit losses	(18,162)	(17,918)
Less deferred loan fees	(2,050)	(1,910)

Net loans	$1,405,649	$1,379,465

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Allowance for Credit Losses Methodology
The following table presents, by portfolio segment, the activity in the allowance for credit losses for the three months ended March 31, 2025 and 2024 (dollars in thousands):
	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

March 31, 2025
Loans
Balance, beginning of period	$1,223	$1,313	$6,992	$6,797	$1,106	$487	17,918
Charge-offs	-	-	(197)	-	-	(3)	(200)
Recoveries	-	-	-	442	2	-	444
Net (charge-offs) recoveries	-	-	(197)	442	2	(3)	244

Provision (credit) for credit losses	107	(114)	388	(300)	(104)	23	-
Balance, end of period	$1,330	$1,199	$7,183	$6,939	$1,004	$507	$18,162

Unfunded Commitments
Balance, beginning of period	$202	$6	$9	$230	$14	$3	$464
Provision (credit) for credit losses	-	(1)	(5)	(14)	20	-	-
Balance, end of period	$202	$5	$4	$216	$34	$3	$464

Total allowance for credit losses and reserve for unfunded commitments	$1,532	$1,204	$7,187	$7,155	$1,038	$510	$18,626
Total Provision for Credit Losses	$107	$(115)	$383	$(314)	$(84)	$23	$-

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

March 31, 2024
Loans
Balance, beginning of period	$1,417	$1,271	$6,889	$9,237	$628	$249	19,691
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	5	-	-	5
Net (charge-offs) recoveries	-	-	-	5	-	-	5

Provision (credit) for credit losses	-	-	-	-	-	-	-
Balance, end of period	$1,417	$1,271	$6,889	$9,242	$628	$249	$19,696

Unfunded Commitments
Balance, beginning of period	$158	$4	$8	$280	$11	$3	$464
Provision (credit) for credit losses	-	-	-	-	-	-	-
Balance, end of period	$158	$4	$8	$280	$11	$3	$464

Total allowance for credit losses and reserve for unfunded commitments	$1,575	$1,275	$6,897	$9,522	$639	$252	$20,160
Total Provision for Credit Losses	$-	$-	$-	$-	$-	$-	$-

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

The Company evaluates the definitions of loan grades and the allowance for credit losses methodology on an ongoing basis.  No changes were made to either during the period ended March 31, 2025.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables presents the amortized cost of the Company’s loan portfolio with the gross charge-offs for the three months ended by year of origination based on internal rating category as of March 31, 2025, and for the twelve months ended by year of origination based on internal rating category as of December 31, 2024 (dollars in thousands).

As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development
Grade
1 (Pass)	$23,559	$31,471	$1,714	$1,979	$362	$201	$126,229	$185,515
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	1,323	-	-	-	1,323
4 (Substandard)	563	-	-	-	-	-	-	563
Total construction & development	24,122	31,471	1,714	3,302	362	201	126,229	187,401
Current-period gross charge-offs	-	-	-	-	-	-	-	-
1 - 4 family real estate
Grade
1 (Pass)	27,019	41,951	29,431	11,244	6,294	5,186	7,806	128,931
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total 1 - 4 family real estate	27,019	41,951	29,431	11,244	6,294	5,186	7,806	128,931
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Commercial real estate - other
Grade
1 (Pass)	124,256	101,488	104,372	130,724	17,115	13,727	26,679	518,361
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	4,789	2,690	-	-	-	-	7,479
4 (Substandard)	1,838	-	-	-	-	97	-	1,935
Total Commercial real estate - other	126,094	106,277	107,062	130,724	17,115	13,824	26,679	527,775
Current-period gross charge-offs	-	197	-	-	-	-	-	197
Commercial and industrial
Grade
1 (Pass)	46,951	84,938	64,102	36,213	3,321	4,549	215,902	455,976
2 (Watch)	-	-	-	-	-	-	2,499	2,499
3 (Special Mention)	13,567	4,984	-	338	-	418	125	19,432
4 (Substandard)	-	5,397	-	-	-	3,859	1,577	10,833
Total Commercial and industrial	60,518	95,319	64,102	36,551	3,321	8,826	220,103	488,740
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Agriculural
Grade
1 (Pass)	12,441	24,270	5,440	4,528	5,635	2,670	21,518	76,502
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	201	-	-	-	-	1,831	966	2,998
4 (Substandard)	-	-	-	-	-	-	-	-
Total agriculural	12,642	24,270	5,440	4,528	5,635	4,501	22,484	79,500
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Consumer
Grade
1 (Pass)	1,648	3,653	1,349	651	1,219	3,258	1,736	13,514
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total consumer	1,648	3,653	1,349	651	1,219	3,258	1,736	13,514
Current-period gross charge-offs	-	3	-	-	-	-	-	3
Total loans held for investment	$252,043	$302,941	$209,098	$187,000	$33,946	$35,796	$405,037	$1,425,861
Total current-period gross charge-offs	$-	$200	$-	$-	$-	$-	$-	$200

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development
Grade
1 (Pass)	$40,129	$6,197	$2,042	$370	$104	$111	$116,910	$165,863
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	1,259	-	-	-	-	-	-	1,259
4 (Substandard)	563	-	-	-	-	-	-	563
Total construction & development	41,951	6,197	2,042	370	104	111	116,910	167,685
Current-period gross charge-offs	-	-	-	-	-	-	-	-
1 - 4 family real estate
Grade
1 (Pass)	56,013	31,274	13,488	6,381	3,729	1,920	8,242	121,047
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total 1 - 4 family real estate	56,013	31,274	13,488	6,381	3,729	1,920	8,242	121,047
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Commercial real estate - other
Grade
1 (Pass)	124,421	141,303	137,497	18,352	14,589	5,323	57,350	498,835
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	7,493	-	-	-	-	-	-	7,493
4 (Substandard)	4,426	447	-	-	-	103	-	4,976
Total Commercial real estate - other	136,340	141,750	137,497	18,352	14,589	5,426	57,350	511,304
Current-period gross charge-offs	-	275	-	-	-	-	-	275
Commercial and industrial
Grade
1 (Pass)	126,745	78,446	41,532	3,608	1,049	3,736	238,396	493,512
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	558	-	-	-	-	-	3,259	3,817
4 (Substandard)	9,417	-	-	-	-	-	277	9,694
Total Commercial and industrial	136,720	78,446	41,532	3,608	1,049	3,736	241,932	507,023
Current-period gross charge-offs	-	2,000	-	-	-	-	-	2,000
Agriculural
Grade
1 (Pass)	31,491	6,308	4,741	6,135	1,823	1,140	23,258	74,896
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	201	-	-	-	1,831	-	994	3,026
4 (Substandard)	-	-	-	-	-	-	-	-
Total agriculural	31,692	6,308	4,741	6,135	3,654	1,140	24,252	77,922
Current-period gross charge-offs	-	-	-	-	-	-	-	-
Consumer
Grade
1 (Pass)	4,904	1,866	771	1,358	1,689	2,020	1,704	14,312
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total consumer	4,904	1,866	771	1,358	1,689	2,020	1,704	14,312
Current-period gross charge-offs	-	-	-	-	-	-	-	-

Total loans held for investment	$407,620	$265,841	$200,071	$36,204	$24,814	$14,353	$450,390	$1,399,293
Total current-period gross charge-offs	$-	$2,275	$-	$-	$-	$-	$-	$2,275

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Aged Analysis of Past Due Loans Receivable

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	Past Due
	30–59 Days	60–89 Days	Greater than 90 Days	Total	Current	Total Loans	Total Loans > 90 Days & Accruing

March 31, 2025
Construction & development	$-	$-	$-	$-	$187,401	$187,401	$-
1 - 4 family real estate	-	-	-	-	128,931	128,931	-
Commercial real estate - other	97	-	-	97	527,678	527,775	-
Commercial & industrial	-	3,642	-	3,642	485,098	488,740	-
Agricultural	-	-	-	-	79,500	79,500	-
Consumer	4	6	-	10	13,504	13,514	-

Total	$101	$3,648	$-	$3,749	$1,422,112	$1,425,861	$-

December 31, 2024
Construction & development	$-	$-	$-	$-	$167,685	$167,685	$-
1 - 4 family real estate	-	-	-	-	121,047	121,047	-
Commercial real estate - other	103	-	3,426	3,529	507,775	511,304	-
Commercial & industrial(1)	403	5	-	408	506,615	507,023	-
Agricultural	-	-	-	-	77,922	77,922	-
Consumer(2)	97	-	-	97	14,215	14,312	-

Total	$603	$5	$3,426	$4,034	$1,395,259	$1,399,293	$-

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonaccrual Loans

The following table presents information regarding nonaccrual loans as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	With an Allowance	No Allowance	Total Non- Accrual Loans	Related Allowance
March 31, 2025
Construction & development	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-
Commercial Real Estate - other	-	500	500	-
Commercial & industrial	77	5,320	5,397	77
Agricultural	-	-	-	-
Consumer	-	-	-	-
Total	$77	$5,820	$5,897	$77

	With an Allowance	No Allowance	Total Non- Accrual Loans	Related Allowance
December 31, 2024
Construction & development	$-	$-	$-	$-
1 - 4 Family Real Estate	-	-	-	-
Commercial Real Estate - other	2,980	550	3,530	217
Commercial & industrial	83	3,557	3,640	83
Agricultural	-	-	-	-
Consumer	-	-	-	-
Total	$3,063	$4,107	$7,170	$300

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the three months ended March 31, 2025 and 2024, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent.  At a minimum, the estimated value of the collateral for loan equals the current book value.

The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows (dollars in thousands):

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation

March 31, 2025
Construction & development	$-	$563	$-	$563	$-
1 - 4 Family Real Estate	-	-	-	-	-
Commercial Real Estate - other	1,435	500	-	1,935	-
Commercial & industrial	-	10,755	-	10,755	-
Agricultural	-	-	-	-	-
Consumer	-	-	-	-	-

Total	$1,435	$11,818	$-	$13,253	$-

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation

December 31, 2024
Construction & development	$-	$563	$-	$563	$-
1 - 4 Family Real Estate	-	-	-	-	-
Commercial Real Estate - other	4,426	550	-	4,976	217
Commercial & industrial	-	9,609	-	9,609	-
Agricultural	-	-	-	-	-
Consumer	-	-	-	-	-

Total	$4,426	$10,722	$-	$15,148	$217

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Loan Modifications to Borrowers Experiencing Financial Difficulty

As part of the Company’s ongoing risk management practices, the Company attempts to work with borrowers when necessary to extend or modify loan terms to better align with their current ability to repay. Modifications could include extension of the maturity date, reductions of the interest rate, reduction or forgiveness of accrued interest, or principal forgiveness. Combinations of these modifications may also be made for individual loans. Extensions and modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. Principal reductions may be made in limited circumstances, typically for specific commercial loan workouts, and in the event of borrower bankruptcy. Each occurrence is unique to the borrower and is evaluated separately. A change to the allowance for credit losses is generally not recorded upon modification because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance methodology.

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

During the three months ended March 31, 2025, the Company modified seven loans for borrowers experiencing financial difficulty. Six of these modifications pertained to a single borrower relationship and included one construction and development loan and five commercial and industrial loans, all of which were modified with term extensions. The remaining modification involved a commercial and industrial loan, which was modified with a term extension and a payment delay. As of March 31, 2025, the period-end amortized cost basis of the modified construction and development loan was $1.3 million, representing 0.8% of the total construction and development loan portfolio. The period-end amortized cost basis of the modified commercial and industrial loans was $4.7 million, representing 0.9% of the total commercial and industrial loan portfolio.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company had one modified loan over the past 12 months to borrowers experiencing financial difficulty that subsequently defaulted. The pre-modification balance of the loan was $33.4 million. The loan subsequently defaulted resulting in a charge off of $18.5 million. As of September 30, 2024, this loan has been fully resolved.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7:	Shareholders’ Equity

On October 30, 2023, the Company adopted a repurchase plan that authorizes the repurchase of up to 750,000 shares of the Company’s stock. Stock repurchases under the plan will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. There were no repurchases under this plan as of March 31, 2025.

A summary of the activity under the repurchase plan is as follows:

	Three Months Ended March 31,
	2025	2024
Number of shares repurchased	-	-
Average price of shares repurchased	$-	$-
Shares remaining to be repurchased	750,000	750,000

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I, and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2025, that the Company and Bank meet all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of March 31, 2025, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company’s and Bank’s actual capital amounts and ratios are presented in the following table as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	Actual		Minimum Capital Requirements		With Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2025
Total capital to risk-weighted assets
Company	$232,560	15.24%	$122,069	8.00%	$160,216	10.50%	N/A	N/A
Bank	232,520	15.25%	121,988	8.00%	160,110	10.50%	$152,485	10.00%
Tier I capital to risk-weighted assets
Company	213,934	14.02%	91,552	6.00%	129,699	8.50%	N/A	N/A
Bank	213,894	14.03%	91,491	6.00%	129,613	8.50%	121,988	8.00%
CET I capital to risk-weighted assets
Company	213,934	14.02%	68,664	4.50%	106,811	7.00%	N/A	N/A
Bank	213,894	14.03%	68,618	4.50%	106,740	7.00%	99,116	6.50%
Tier I capital to average assets
Company	213,934	12.39%	69,041	4.00%	N/A	N/A	N/A	N/A
Bank	213,894	12.39%	69,041	4.00%	N/A	N/A	86,302	5.00%

As of December 31, 2024
Total capital to risk-weighted assets
Company	$227,229	15.21%	$119,489	8.00%	$156,830	10.50%	N/A	N/A
Bank	227,189	15.22%	119,408	8.00%	156,723	10.50%	$149,260	10.00%
Tier I capital to risk-weighted assets
Company	208,847	13.98%	89,617	6.00%	126,957	8.50%	N/A	N/A
Bank	208,807	13.99%	89,556	6.00%	126,871	8.50%	119,408	8.00%
CET I capital to risk-weighted assets
Company	208,847	13.98%	67,213	4.50%	104,553	7.00%	N/A	N/A
Bank	208,807	13.99%	67,167	4.50%	104,482	7.00%	97,019	6.50%
Tier I capital to average assets
Company	208,847	12.19%	68,558	4.00%	N/A	N/A	N/A	N/A
Bank	208,807	12.18%	68,558	4.00%	N/A	N/A	85,698	5.00%

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

As of March 31, 2025, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At March 31, 2025, approximately $66.9 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 8:	Related-Party Transactions

At March 31, 2025 and December 31, 2024, the Company had no loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties).

The Bank leases office and retail banking space in Oklahoma City and Woodward, Oklahoma from Central Park on Lincoln, LLC and Haines Realty Investments Company, LLC, respectively, both related parties of the Company.  Lease payments totaled $81,000 and $65,000 for the three months ended March 31, 2025 and 2024, respectively. In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 9:	Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to the maximum legal limit with the Company matching up to 5% of the employee’s salary.  Employer contributions charged to expense for the three months ended March 31, 2025 and 2024 totaled $116,000 and $109,000, respectively.

Stock-Based Compensation

The Company adopted an equity incentive plan (the “Bank7 Corp. 2018 Equity Incentive Plan”) in September 2018. The Incentive Plan permits the grant of restricted stock units and nonqualified incentive stock options.  The Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Incentive Plan for the three months ended March 31, 2025 and 2024 totaled $652,000 and $604,000, respectively. There were 660,743 shares available for future grants as of March 31, 2025.

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

The following table is a summary of the stock option activity under the Bank7 Corp. 2018 Equity Incentive Plan (dollar amounts in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Three Months Ended March 31, 2025
Outstanding at December 31, 2024	75,688	$16.79
Options Granted	-	-
Options Exercised	(7,063)	14.31
Options Forfeited	-	-
Outstanding at March 31, 2025	68,625	17.05	4.77	$1,488,809
Exercisable at March 31, 2025	66,125	16.79	4.68	$1,451,624

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Three Months Ended March 31, 2024
Outstanding at December 31, 2023	220,939	$17.52
Options Granted	-	-
Options Exercised	(4,251)	15.48
Options Forfeited	-	-
Outstanding at March 31, 2024	216,688	17.56	5.37	$2,305,791
Exercisable at March 31, 2024	194,124	17.75	5.18	$2,028,212

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period.

There were no new grants for the three months ended March 31, 2025 and 2024.

The following table summarizes share information about RSUs for the three months ended March 31, 2025 and 2024:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Three Months Ended March 31, 2025
Outstanding at December 31, 2024	236,239	$27.54
Shares granted	69,589	43.17
Shares vested	(74,338)	26.96
Shares forfeited	-	-
End of the period balance	231,490	$32.42

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Three Months Ended March 31, 2024
Outstanding at December 31, 2023	211,461	$26.98
Shares granted	100,606	27.34
Shares vested	(51,511)	27.07
Shares forfeited	-	-
End of the period balance	260,556	$27.11

As of March 31, 2025, there was approximately $7.1 million of unrecognized compensation expense related to 231,490 unvested RSUs and $14,000 of unrecognized compensation expense related to 68,625 unvested and/or unexercised stock options. The stock option expense is expected to be recognized over a weighted average period of 1.39 years, and the RSU expense is expected to be recognized over a weighted average period of 3.15 years.

As of March 31, 2024, there was approximately $6.7 million of unrecognized compensation expense related to 260,556 unvested RSUs and $121,000 of unrecognized compensation expense related to 216,668  unvested and/or unexercised stock options. The stock option expense is expected to be recognized over a weighted average period of 1.09 years, and the RSU expense is expected to be recognized over a weighted average period of 3.59 years

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2025 and December 31, 2024 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2025
Collateral-dependent loans	$402	$-	$-	$402
Asset retirement obligations	296	-	-	296

December 31, 2024
Collateral-dependent loans	$3,209	$-	$-	$3,209
Asset retirement obligations	292	-	-	292

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements(dollars in thousands):

		Valuation	Unobservable
	Fair Value	Technique	Inputs
March 31, 2025
Collateral-dependent loans	$402	Estimated cash to be received pending liquidation of collateral	Estimated cost to sell
Asset retirement obligations	296	Expected present value	Plugging and abandonment expense

December 31, 2024
Collateral-dependent loans	$3,209	Estimated cash to be received pending liquidation of collateral	Estimated cost to sell
Asset retirement obligations	292	Expected present value	Plugging and abandonment expense

The following table presents estimated fair values of the Company’s financial instruments not recorded at fair value at March 31, 2025 and December 31, 2024 (dollars in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
March 31, 2025

Financial Assets
Cash and due from banks	$240,570	$240,570	$-	$-	$240,570
Interest-bearing time deposits in other banks	12,947	-	12,947	-	12,947
Loans, net	1,405,649	-	1,421,371	402	1,421,773
Loans held for sale	2,068	-	2,068	-	2,068
Nonmarketable equity securities	1,318	-	1,318	-	1,318
Interest receivable and other assets	30,531	-	19,481	11,050	30,531

Financial Liabilities
Deposits	$1,551,290	$-	$1,550,781	$-	$1,550,781
Interest payable and other liabilities	8,959	-	8,244	715	8,959

December 31, 2024

Financial Assets
Cash and due from banks	$234,196	$234,196	$-	$-	$234,196
Interest-bearing time deposits in other banks	6,719	-	6,719	-	6,719
Loans, net	1,379,465	-	1,392,299	3,209	1,395,508
Nonmarketable equity securities	1,283	-	1,283	-	1,283
Interest receivable and other assets	30,731	-	18,585	12,146	30,731

Financial Liabilities
Deposits	$1,515,471	$-	$1,515,023	$-	$1,515,023
Interest payable and other liabilities	11,047	-	10,145	902	11,047

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value:

Cash and Due from Banks, Interest-Bearing Time Deposits in Other Banks, Nonmarketable Equity Securities, Interest Receivable and Other Assets and Interest Payable and Other Liabilities

The carrying amount approximates fair value.

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

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at March 31, 2025 and December 31, 2024.

Interest Receivable and Other Assets

Interest receivable and other assets include prepaid expenses, right-of-use lease assets, interest receivable on loans, deferred tax assets, and oil and gas related assets. For prepaid expense, right-of-use lease assets, deferred tax assets, and interest receivable on loans the carrying amount approximates fair value. For the determination of fair value of oil and gas assets, see discussion in the December 31, 2024 Form 10-K, Note 1, Summary of Significant Accounting Policies--Specific to Production of Oil and Natural Gas Reserves Operations.

Interest Payable and Other Liabilities

Interest payable and other liabilities include unfunded commitment liabilities, lease liabilities, interest payable on deposits, dividends payable, other accrued liabilities, and oil and gas related liabilities. For unfunded commitment liabilities, lease liabilities, interest payable on deposits, dividends payable, and other accrued liabilities carrying amount approximates fair value. For the determination of fair value of oil and gas liabilities, see discussion in the December 31, 2024 Form 10-K, Note 1, Summary of Significant Accounting Policies--Specific to Production of Oil and Natural Gas Reserves Operations.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 11:	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets. The following summarizes those financial instruments with contract amounts representing credit risk as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025	December 31, 2024
Commitments to extend credit	$253,622	$272,261
Financial and performance standby letters of credit	18,070	11,333
	$271,692	$283,594

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

The reserve for unfunded loan commitments totaled $464,000 at March 31, 2025 and December 31, 2024.

Note 12:	Significant Estimates and Concentrations

GAAP requires disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for credit losses are reflected in Note 6 regarding loans.  Current vulnerabilities due to off-balance sheet credit risk are discussed in Note 11.

As of March 31, 2025, hospitality loans were 20% of gross total loans with outstanding balances of $284.8 million and unfunded commitments of $1.8 million; energy loans were 9% of gross total loans with outstanding balances of $134.1 million and unfunded commitments of $31.1 million.

The Company evaluates goodwill for potential goodwill impairment on an annual basis or more often based on consideration if any impairment indicators have occurred. A prolonged strain on the U.S. economy impacting the Company could result in goodwill being partially or fully impaired. At March 31, 2025, goodwill of $11.2 million was recorded on the consolidated balance sheet.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Q1 2025 Overview

We reported total loans of $1.42 billion as of March 31, 2025, an increase of $49.9 million, or 3.6%, from March 31, 2024. Total deposits were $1.55 billion as of March 31, 2025, a decrease of $28.9 million, or 1.8%, as compared to March 31, 2024.

Pre-tax net income was $13.7 million, a decrease of $1.2 million, or 7.9%, for the three months ended March 31, 2025 as compared to pre-tax net income of $14.9 million for the same period in 2024.

Return on average assets and return on average equity was 3.20% and 25.47%, respectively for the three months ended March 31, 2025, as compared to 3.40% and 33.97%, respectively, for the same period in 2024. Our efficiency ratio for the three months ended March 31, 2025 was 39.45% as compared to 38.29% for the same period in 2024.

Results of Operations

Three Months Ended March 31, 2025 and March 31, 2024

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

	Net Interest Margin
	For the Three Months Ended March 31,
	2025			2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Short-term investments	$238,048	$2,768	4.72%	$176,072	$2,085	4.75%
Debt securities, taxable	48,637	283	2.36	153,468	1,012	2.64
Debt securities, tax exempt(1)	12,514	63	2.04	18,269	73	1.60
Loans held for sale	580	-	-	238	-	-
Total loans(2)	1,398,350	27,324	7.92	1,369,692	30,117	8.82
Total interest-earning assets	1,698,129	30,438	7.27	1,717,739	33,287	7.77
Noninterest-earning assets	39,957			39,769
Total assets	$1,738,086			$1,757,508

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$956,891	7,118	3.02%	$845,129	8,196	3.89%
Time deposits	236,325	2,482	4.26	264,973	3,081	4.66
Total interest-bearing deposits	1,193,216	9,600	3.26	1,110,102	11,277	4.07
Total interest-bearing liabilities	$1,193,216	9,600	3.26	$1,110,102	11,277	4.07

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$316,544			$460,028
Other noninterest-bearing liabilities	9,983			11,657
Total noninterest-bearing liabilities	326,527			471,685
Shareholders' equity	218,343			175,721
Total liabilities and shareholders' equity	$1,738,086			$1,757,508

Net interest income		$20,838			$22,010
Net interest spread			4.01%			3.70%
Net interest margin			4.98%			5.14%

(1)	Taxable-equivalent yield of 2.71% as of March 31, 2025, applying a 24.6% effective tax rate
(2)	Average loan balances include monthly average nonaccrual loans of $6.7 million and $22.5 million as of March 31, 2025 and March 31, 2024, respectively, are included in loans.

For the first quarter of 2025 compared to the first quarter of 2024:
-	Interest income on total loans totaled $27.3 million, a decrease of $2.8 million or 9.3%, due to decreased loan yields as discussed below;
-
Yields on our interest-earning assets totaled 7.27%, a decrease of 50 basis points which was primarily attributable to lower loan yields of 90 basis points, and a decrease in yield on taxable debt securities of 28 basis points; and

-	Net interest margin for the first quarter of 2025 was 4.98% compared to 5.14% for the first quarter of 2024.

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

	Analysis of Changes in Interest Income and Expenses
	For the Three Months Ended
	March 31, 2025 vs 2024
	Change due to:
			Interest
	Volume(1)	Rate(1)	Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$726	$(43)	$683
Debt securities	(705)	(34)	(739)
Total loans	623	(3,416)	(2,793)
Total increase (decrease) in interest income	644	(3,493)	(2,849)

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	1,072	(2,150)	(1,078)
Time deposits	(329)	(270)	(599)
Total interest-bearing deposits	743	(2,420)	(1,677)
Total increase (decrease) in interest expense	743	(2,420)	(1,677)

Increase (Decrease) in net interest income	$(99)	$(1,073)	$(1,172)

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

 The following table summarizes the maturity distribution schedule with corresponding weighted average taxable equivalent yields of the debt securities portfolio at March 31, 2025. The following table presents securities at their expected maturities, which may differ from contractual maturities. The Company manages its debt securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds:

	As of March 31, 2025
			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total

	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *
Available-for-sale	(Dollars in thousands)
U.S. Federal agencies	$5	0.10%	$48	3.33%	$-	0.00%	$-	0.00%	$53	2.99%
Mortgage-backed securities	2,654	1.49	8,001	1.38	-	-	18,905	1.70	29,560	1.60
State and political subdivisions	2,982	1.41	10,736	1.48	6,194	1.70	-	-	19,912	1.54
U.S. Treasuries	-	-	3,749	1.05	1,683	1.12	-	-	5,432	1.08
Corporate debt securities	-	-	-	-	4,659	3.36	-	-	4,659	3.36
Total	$5,641	1.45%	$22,534	1.38%	$12,536	2.26%	$18,905	1.70%	$59,616	1.68%
Percentage of total	9.46%		37.80%		21.03%		31.71%		100.00%

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

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024:

-	There was no provision for credit losses; and
-	The allowance as a percentage of total loans decreased by 15 basis points to 1.28%.

Noninterest Income

The following table sets forth the major components of our noninterest income for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
			$ Increase	% Increase
	2025	2024	(Decrease)	(Decrease)
	(Dollars in thousands)
Noninterest income:
Mortgage lending income	$93	$51	$42	82.35%
Service charges on deposit accounts	218	249	(31)	-12.45%
Other income and fees	1,446	1,708	(262)	-15.34%
Total noninterest income	$1,757	$2,008	$(251)	-12.50%

Noninterest income for the three months ended March 31, 2025 was $1.8 million compared to $2.0 million for the same period in 2024, a decrease of $251,000, or 12.5%.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended
	March 31,
			$ Increase	% Increase
	2025	2024	(Decrease)	(Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$5,280	$5,289	$(9)	-0.17%
Furniture and equipment	250	230	20	8.70%
Occupancy	592	661	(69)	-10.44%
Data and item processing	510	458	52	11.35%
Accounting, marketing, and legal fees	105	99	6	6.06%
Regulatory assessments	83	386	(303)	-78.50%
Advertising and public relations	194	145	49	33.79%
Travel, lodging and entertainment	56	51	5	9.80%
Other expense	1,812	1,816	(4)	-0.22%
Total noninterest expense	$8,882	$9,135	$(253)	-2.77%

Noninterest expense for the three months ended March 31, 2025 was $8.9 million compared to $9.1 million for the same period in 2024, a decrease of $253,000, or 2.8%.

Financial Condition

The following discussion of our financial condition compares March 31, 2025 and December 31, 2024.

Total Assets

Total assets increased $45.7 million, or 2.6%, to $1.79 billion as of March 31, 2025, compared to $1.74 billion as of December 31, 2024.

Loan Portfolio

The following table presents the balance and associated percentage of each major category in our loan portfolio as of March 31, 2025 and December 31, 2024:

	As of March 31,		As of December 31,
	2025		2024
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$187,401	13.1%	$167,685	12.0%
1-4 family real estate	128,931	9.0%	121,047	8.7%
Commercial real estate - other	527,775	37.1%	511,304	36.5%
Total commercial real estate	844,107	59.2%	800,036	57.2%

Commercial & industrial	488,740	34.3%	507,023	36.2%
Agricultural	79,500	5.6%	77,922	5.6%
Consumer	13,514	0.9%	14,312	1.0%
Gross loans	1,425,861	100.0%	1,399,293	100.0%
Less: unearned income, net	(2,050)		(1,910)
Total Loans, net of unearned income	1,423,811		1,397,383
Less: Allowance for credit losses	(18,162)		(17,918)
Net loans	$1,405,649		$1,379,465

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of March 31, 2025, and December 31, 2024, our gross loans were $1.43 billion and $1.40 billion, respectively.

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

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of March 31, 2025
			Due after One Year		Due after Five Years
	Due in One Year or Less		Through Five Years		Through Fifteen Years		Due after Fifteen Years
	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Total
	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Construction & development	$4,238	$69,635	$1,206	$111,379	$-	$552	$391	$-	$187,401
1-4 family real estate	15,925	25,366	30,875	46,678	936	4,724	4,427	-	128,931
Commercial real estate - other	45,307	33,439	98,584	319,143	150	23,305	7,847	-	527,775
Total commercial real estate	65,470	128,440	130,665	477,200	1,086	28,581	12,665	-	844,107

Commercial & industrial	32,501	229,110	14,412	199,271	167	12,691	588	-	488,740
Agricultural	21,436	10,192	14,603	30,163	-	1,258	1,848	-	79,500
Consumer	1,950	-	5,040	128	498	3,628	2,270	-	13,514
Gross loans	$121,357	$367,742	$164,720	$706,762	$1,751	$46,158	$17,371	$-	$1,425,861

	As of December 31, 2024
			Due after One Year		Due after Five Years
	Due in One Year or Less		Through Five Years		Through Fifteen Years		Due after Fifteen Years
	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Total
	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Construction & development	$9,378	$76,709	$2,050	$78,786	$-	$564	$198	$-	$167,685
1-4 family real estate	15,426	20,085	43,558	31,566	964	4,826	4,622	-	121,047
Commercial real estate - other	47,737	61,482	103,484	271,156	153	18,303	8,989	-	511,304
Total commerical real estate	72,541	158,276	149,092	381,508	1,117	23,693	13,809	-	800,036

Commercial & industrial	36,062	263,026	13,639	175,729	8,232	9,738	597	-	507,023
Agricultural	22,768	8,991	16,581	26,677	-	1,054	1,851	-	77,922
Consumer	1,661	4	5,641	170	602	3,570	2,664	-	14,312
Gross loans	$133,032	$430,297	$184,953	$584,084	$9,951	$38,055	$18,921	$-	$1,399,293

Allowance for Credit Losses

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

The allowance was $18.2 million at March 31, 2025, compared to $17.9 million at December 31, 2024.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Balance at beginning of the period	$17,918	$19,691
Provision for credit losses for loans	-	-
Charge-offs:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	(197)	-
Commercial & industrial	-	-
Agricultural	-	-
Consumer	(3)	-
Total charge-offs	(200)	-
Recoveries:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	-	-
Commercial & industrial	442	5
Agricultural	2	-
Consumer	-	-
Total recoveries	444	5
Net recoveries (charge-offs)	244	5
Balance at end of the period	$18,162	$19,696
Net recoveries (charge-offs) to average loans	0.07%	0.00%

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of March 31,		As of December 31,
	2025		2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,330	7.3%	$1,223	6.8%
1-4 family real estate	1,199	6.6%	1,313	7.3%
Commercial real estate - other	7,183	39.5%	6,992	39.0%
Commercial & industrial	6,939	38.3%	6,797	38.0%
Agricultural	1,004	5.5%	1,106	6.2%
Consumer	507	2.8%	487	2.7%
Total	$18,162	100.0%	$17,918	100.0%

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

The following table presents information regarding nonperforming assets as of the dates indicated.

	As of March 31, 2025	As of December 31, 2024
	(Dollars in thousands)
Nonaccrual loans(1)	$5,897	$7,170
Accruing loans 90 or more days past due	-	-
Total nonperforming assets	$5,897	$7,170
Ratio of nonperforming loans to total loans	0.41%	0.51%
Ratio of nonaccrual loans to total loans	0.41%	0.51%
Ratio of allowance for credit losses to total loans	1.28%	1.28%
Ratio of allowance for credit losses to nonaccrual loans	307.99%	249.90%
Ratio of nonperforming assets to total assets	0.33%	0.41%

(1) There are no loans modified to borrowers experiencing financial difficulty included in nonaccrual loans as of March 31, 2025 and December 31, 2024, respectively.

The following tables present an aging analysis of loans as of the dates indicated.

	As of March 31, 2025
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total past due loans	Current	Gross loans
	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$187,401	$187,401
1-4 family real estate	-	-	-	-	-	128,931	128,931
Commercial real estate - other	97	-	-	-	97	527,678	527,775
Commercial & industrial	-	3,642	-	-	3,642	485,098	488,740
Agricultural	-	-	-	-	-	79,500	79,500
Consumer	4	6	-	-	10	13,504	13,514
Total	$101	$3,648	$-	$-	$3,749	$1,422,112	$1,425,861

	As of December 31, 2024
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Gross loans
	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$167,685	$167,685
1-4 family real estate	-	-	-	-	-	121,047	121,047
Commercial real estate - other	103	-	3,426	-	3,529	507,775	511,304
Commercial & industrial	403	5	-	-	408	506,615	507,023
Agricultural	-	-	-	-	-	77,922	77,922
Consumer	97	-	-	-	97	14,215	14,312
Total	$603	$5	$3,426	$-	$4,034	$1,395,259	$1,399,293

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

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of March 31, 2025
	Pass	Watch	Special mention	Substandard	Total

	(Dollars in thousands)
Construction & development	$185,515	$-	$1,323	$563	$187,401
1-4 family real estate	128,931	-	-	-	128,931
Commercial real estate - other	518,361	-	7,479	1,935	527,775
Commercial & industrial	455,975	2,499	19,432	10,833	488,739
Agricultural	76,502	-	2,998	-	79,500
Consumer	13,514	-	-	-	13,514
Total	$1,378,798	$2,499	$31,232	$13,331	$1,425,860

	As of December 31, 2024
	Pass	Watch	Special mention	Substandard	Total

	(Dollars in thousands)
Construction & development	$165,863	$-	$1,259	$563	$167,685
1-4 family real estate	121,047	-	-	-	121,047
Commercial real estate - other	498,835	-	7,493	4,976	511,304
Commercial & industrial	493,512	-	3,817	9,694	507,023
Agricultural	74,896	-	3,026	-	77,922
Consumer	14,312	-	-	-	14,312
Total	$1,368,465	$-	$15,595	$15,233	$1,399,293

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

Total deposits as of March 31, 2025 and December 31, 2024 were $1.55 billion and $1.52 billion, respectively.

As of March 31, 2025, and December 31, 2024, brokered deposits were $334.2 million and $336.7 million, respectively.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits were $377.9 million and $354.2 million at March 31, 2025 and December 31, 2024, respectively, as calculated per regulatory guidance. These amounts were approximately 24.4% and 23.4% of deposits at March 31, 2025 and December 31, 2024, respectively.

The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	As of March 31,		As of December 31,
	2025		2024
	Amount	Percentage of Total	Amount	Percentage of Total

	(Dollars in thousands)
Noninterest-bearing demand	$327,522	21.1%	$313,258	20.7%
Interest-bearing transaction deposits	908,963	58.60%	889,679	58.70%
Savings deposits	76,554	4.90%	73,379	4.80%
Time deposits (less than $250,000)	137,475	8.90%	146,814	9.70%
Time deposits ($250,000 or more)	100,776	6.50%	92,341	6.10%
Total interest-bearing deposits	1,223,768	78.9%	1,202,213	79.3%
Total deposits	$1,551,290	100.0%	$1,515,471	100.0%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of March 31, 2025 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total

	(Dollars in thousands)
Time deposits (less than $250,000)	$39,582	$43,811	$48,512	$5,570	$137,475
Time deposits ($250,000 or more)	24,854	21,904	34,107	19,911	100,776
Total time deposits	$64,436	$65,715	$82,619	$25,481	$238,251

	As of December 31, 2024 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total

	(Dollars in thousands)
Time deposits (less than $250,000)	$62,577	$38,514	$41,345	$4,378	$146,814
Time deposits ($250,000 or more)	45,667	25,552	18,055	3,067	92,341
Total time deposits	$108,244	$64,066	$59,400	$7,445	$239,155

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

As of March 31, 2025, we had no unsecured fed funds lines with correspondent depository institutions, with no corresponding amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $206.8 million as of March 31, 2025 and $190.9 million as of December 31, 2024, and we had access to approximately $296.7 million in liquidity with the Federal Reserve Bank as of March 31, 2025 and $336.1 million as of December 31, 2024.

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

As of March 31, 2025, the Bank was in compliance with all applicable regulatory requirements and categorized as “well-capitalized” under the prompt corrective action frame work.  There have been no conditions or events since March 31, 2025 that management believes would change this classification. The table below presents our applicable capital requirements, as well as our capital ratios as of March 31, 2025 and December 31, 2024. The Company exceeded all regulatory capital requirements and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. As of March 31, 2025, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

	Actual		With Capital Conservation Buffer		Minimum to be "Well- Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2025
Total capital (to risk-weighted assets)
Company	$232,560	15.24%	$160,216	10.50%	N/A	N/A
Bank	232,520	15.25%	160,110	10.50%	$152,485	10.00%
Tier 1 capital (to risk-weighted assets)
Company	213,934	14.02%	129,699	8.50%	N/A	N/A
Bank	213,894	14.03%	129,613	8.50%	121,988	8.00%
CET 1 capital (to risk-weighted assets)
Company	213,934	14.02%	106,811	7.00%	N/A	N/A
Bank	213,894	14.03%	106,740	7.00%	99,116	6.50%
Tier 1 capital (to average assets)
Company	213,934	12.39%	N/A	N/A	N/A	N/A
Bank	213,894	12.39%	N/A	N/A	86,302	5.00%

	Actual		With Capital Conservation Buffer		Minimum to be "Well- Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2024
Total capital (to risk-weighted assets)
Company	$227,229	15.21%	$156,830	10.50%	N/A	N/A
Bank	227,189	15.22%	156,723	10.50%	$149,260	10.00%
Tier 1 capital (to risk-weighted assets)
Company	208,847	13.98%	126,957	8.50%	N/A	N/A
Bank	208,807	13.99%	126,871	8.50%	119,408	8.00%
CET 1 capital (to risk-weighted assets)
Company	208,847	13.98%	104,553	7.00%	N/A	N/A
Bank	208,807	13.99%	104,482	7.00%	97,019	6.50%
Tier 1 capital (to average assets)
Company	208,847	12.19%	N/A	N/A	N/A	N/A
Bank	208,807	12.18%	N/A	N/A	85,698	5.00%

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased $8.4 million as of March 31, 2025 to $221.7 million, compared to $213.2 million as of December 31, 2024.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of March 31, 2025, and December 31, 2024:

	Payments Due as of March 31, 2025
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total

	(Dollars in thousands)
Deposits without a stated maturity	$1,313,039	$-	$-	$-	$1,313,039
Time deposits	212,770	24,836	645	-	238,251
Operating lease commitments	574	723	444	473	2,214
Total contractual obligations	$1,526,383	$25,559	$1,089	$473	$1,553,504

	Payments Due as of December 31, 2024
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total

	(Dollars in thousands)
Deposits without a stated maturity	$1,276,316	$-	$-	$-	$1,276,316
Time deposits	231,710	6,746	699	-	239,155
Operating lease commitments	646	516	236	476	1,874
Total contractual obligations	$1,508,672	$7,262	$935	$476	$1,517,345

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

The following table summarizes commitments as of the dates presented.

	March 31, 2025	December 31, 2024

	(Dollars in thousands)
Commitments to extend credit	$253,622	$272,261
Standby letters of credit	18,070	11,333
Total	$271,692	$283,594

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

Goodwill and Intangibles

Intangible assets totaled $846,000 and goodwill, net of accumulated amortization, totaled $11.2 million as of March 31, 2025, compared to intangible assets of $878,000 and goodwill of $8.5 million as of December 31, 2024.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	March 31,		December 31,
	2025		2024
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity

+400	19.34%	23.01%	17.71%	23.27%
+300	15.18%	21.98%	13.65%	22.34%
+200	10.92%	20.83%	9.54%	21.30%
+100	6.35%	19.55%	5.15%	20.15%
Base	1.30%	18.07%	0.24%	18.82%
-100	-4.00%	16.40%	-4.92%	17.37%
-200	-8.69%	14.54%	-9.83%	15.73%

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

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2025 of our disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, such controls.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this Report, we refer you to Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC. Other than the risk factors set forth below, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 30, 2023, the Company adopted a repurchase plan that authorizes the repurchase of up to 750,000 shares of the Company’s stock. Stock repurchases under the plan will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase plans do not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under these plans will be retired subsequent to acquisition. During the three months ended March 31, 2025, there were no shares purchased under the Company’s repurchase plan.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

None

ITEM 5. Other Information

During the three months ended March 31, 2025, none of our officers or directors adopted or terminated a Rule 10b5-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined under Item 408(a) of Regulation S-K.

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

BANK7 CORP.

DATED:	May 12, 2025	By: /s/ Thomas L. Travis
Thomas L. Travis
Vice Chairman and Chief Executive Officer

DATED:	May 12, 2025	By: /s/ Kelly J. Harris
Kelly J. Harris
Executive Vice President and Chief Financial Officer