Form 10-Q
period 2025-06-30
Bank7 Corp.
filed 2025-08-07
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 7, 2025, the registrant had 9,450,979 shares of common stock, par value $0.01, outstanding.

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

Bank7 Corp.
Unaudited Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except par value)

Assets	June 30, 2025 (unaudited)	December 31, 2024

Cash and due from banks	$218,839	$234,196
Interest-bearing time deposits in other banks	14,188	6,719
Available-for-sale debt securities (amortized cost of $62,027 and $66,445 at June 30, 2025 and December 31, 2024)	57,170	59,941
Loans, net of allowance for credit losses of $18,222 and $17,918 at June 30, 2025 and December 31, 2024, respectively	1,479,134	1,379,465
Loans held for sale	2,541	-
Premises and equipment, net	21,102	18,137
Nonmarketable equity securities	1,182	1,283
Core deposit intangibles	815	878
Goodwill	11,208	8,458
Income taxes receivable	381	-
Interest receivable and other assets	29,786	30,731

Total assets	$1,836,346	$1,739,808

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$315,824	$313,258
Interest-bearing	1,278,314	1,202,213

Total deposits	1,594,138	1,515,471

Income taxes payable	-	77
Interest payable and other liabilities	10,349	11,047

Total liabilities	1,604,487	1,526,595

Shareholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding: 9,449,319 and 9,390,211 at June 30, 2025 and December 31, 2024, respectively	94	94
Additional paid-in capital	102,321	101,809
Retained earnings	133,186	116,281
Accumulated other comprehensive loss	(3,742)	(4,971)

Total shareholders’ equity	231,859	213,213

Total liabilities and shareholders’ equity	$1,836,346	$1,739,808

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest Income
Loans, including fees	$28,965	$28,926	$56,293	$59,043
Interest-bearing time deposits in other banks	145	246	246	499
Debt securities, taxable	278	951	561	1,963
Debt securities, tax-exempt	63	71	126	144
Other interest and dividend income	2,330	2,242	4,997	4,074

Total interest income	31,781	32,436	62,223	65,723

Interest Expense
Deposits	10,043	11,204	19,643	22,481

Total interest expense	10,043	11,204	19,643	22,481

Net Interest Income	21,738	21,232	42,580	43,242

Provision for Credit Losses	-	-	-	-

Net Interest Income After Provision for Credit Losses	21,738	21,232	42,580	43,242

Noninterest Income
Mortgage lending income	520	78	610	129
Service charges on deposit accounts	232	260	450	509
Other	1,949	2,827	3,396	4,536

Total noninterest income	2,701	3,165	4,456	5,174

Noninterest Expense
Salaries and employee benefits	5,721	5,118	11,000	10,407
Furniture and equipment	361	324	612	554
Occupancy	630	613	1,222	1,273
Data and item processing	590	481	1,100	939
Accounting, marketing and legal fees	158	264	263	364
Regulatory assessments	213	336	297	723
Advertising and public relations	223	83	417	229
Travel, lodging and entertainment	121	131	177	183
Other	1,715	1,792	3,528	3,606

Total noninterest expense	9,732	9,142	18,616	18,278

Income Before Taxes	14,707	15,255	28,420	30,138
Income tax expense	3,602	3,731	6,979	7,326
Net Income	$11,105	$11,524	$21,441	$22,812

Earnings per common share - basic	$1.18	$1.25	$2.27	$2.47
Earnings per common share - diluted	1.16	1.23	2.25	2.44
Weighted average common shares outstanding - basic	9,449,152	9,250,332	9,435,414	9,235,176
Weighted average common shares outstanding - diluted	9,545,128	9,367,247	9,548,583	9,343,047

Other Comprehensive Income (Loss)

Unrealized gains (losses) on securities, net of tax expense of $189 and $123 for the three months ended June 30, 2025 and 2024, respectively; net of tax expense of $419 and $123 for the six months ended June 30, 2025 and 2024, respectively	$587	$(59)	$1,229	$397
Other comprehensive income (loss)	$587	$(59)	$1,229	$397
Comprehensive Income	$11,692	$11,465	$22,670	$23,209

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common Stock (Shares)
Balance at beginning of period	9,448,237	9,238,206	9,390,211	9,197,696
Exercise of employee stock options	1,000	14,750	8,063	19,001
Shares issued for restricted stock units	125	125	74,463	51,636
Shares acquired and retired	(43)	(43)	(23,418)	(15,295)
Balance at end of period	9,449,319	9,253,038	9,449,319	9,253,038

Common Stock (Amount)
Balance at beginning of period	$94	$92	$94	$92
Net shares purchased and retired for restricted stock units and issued for stock options	-	1	-	1
Balance at end of period	$94	$93	$94	$93

Additional Paid-in Capital
Balance at beginning of period	$101,546	$97,669	$101,809	$97,417
Shares purchased and retired for restricted stock units	(2)	(1)	(1,017)	(418)
Exercise of stock options	15	265	115	330
Stock-based compensation expense	762	637	1,414	1,241
Balance at end of period	$102,321	$98,570	$102,321	$98,570

Retained Earnings
Balance at beginning of period	$124,349	$88,310	$116,281	$78,962
Net income	11,105	11,524	21,441	22,812
Cash dividends declared ($0.24 and $0.21 per share for the three months ended June 30, 2025 and 2024, respectively; $0.48 and $0.42 per share for the six months ended June 30, 2025 and 2024, respectively)	(2,268)	(1,943)	(4,536)	(3,883)
Balance at end of period	$133,186	$97,891	$133,186	$97,891

Accumulated Other Comprehensive Loss
Balance at beginning of period	$(4,329)	$(5,689)	$(4,971)	$(6,145)
Comprehensive income (loss)	587	(59)	1,229	397
Balance at end of period	$(3,742)	$(5,748)	$(3,742)	$(5,748)

Total Shareholders' equity	$231,859	$190,806	$231,859	$190,806

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in thousands)

	Six Months Ended June 30,
	2025	2024

Operating Activities
Net income	$21,441	$22,812
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	540	557
Amortization (Accretion) of premiums and discounts on securities	110	(936)
Gain on sales of loans	(610)	(129)
Stock-based compensation expense	1,414	1,241
Gain on sale of premises and equipment	-	(107)
Cash receipts from the sale of loans originated for sale	24,185	8,752
Cash disbursements for loans originated for sale	(26,116)	(7,905)
Deferred income tax expense	384	497
Changes in
Interest receivable and other assets	(111)	2,981
Interest payable and other liabilities	(789)	829

Net cash provided by operating activities	20,448	28,592

Investing Activities
Net cash paid for acquisition	(2,750)	-
Maturities of interest-bearing time deposits in other banks	4,972	8,973
Purchases of interest-bearing time deposits in other banks	(12,441)	(3,496)
Maturities, prepayments and calls of available-for-sale debt securities	4,315	188,536
Purchases of available-for-sale debt securities	(40)	(83,877)
Net change in loans	(99,803)	6,510
Purchases of premises and equipment	(3,442)	(2,278)
Proceeds from sale of premises and equipment	-	127
Change in nonmarketable equity securities	141	8

Net cash (used in) provided by investing activities	(109,048)	114,503

Financing Activities
Net change in deposits	78,667	(110,074)
Cash dividends paid	(4,522)	(3,871)
Shares purchased and retired for restricted stock units	(1,017)	(418)
Net settlement of stock options	115	330
Common stock issued for restricted stock units	-	1

Net cash provided by (used in) financing activities	73,243	(114,032)

Net (Decrease) Increase in Cash and Due from Banks	(15,357)	29,063

Cash and Due from Banks, Beginning of Period	234,196	181,042

Cash and Due from Banks, End of Period	$218,839	$210,105

Supplemental Disclosure of Cash Flows Information
Interest paid	$19,797	$22,481
Income taxes paid	$7,239	$7,531
Dividends declared and not paid	$2,268	$1,943

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

Segments

The Company continues to operate as a single reportable segment, the Bank, as described in Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.  The Chief Executive Officer, who is the Company’s chief operating decision-maker (“CODM”), manages the Company and evaluates financial performance on a company-wide basis. The Company's net income and total assets are the key measures used by the CODM.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Recent Accounting Pronouncements

Standards Not Yet Adopted:

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. The Company does not currently have any convertible debt instruments; therefore, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial position, results of operations, or disclosures.

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

The Company had oil and gas assets and related receivables included in “interest receivable and other assets” on the consolidated balance sheets of $10.8 million and $12.1 million, and assets retirement obligations and oil and gas related liabilities included in “interest payable and other liabilities” on the consolidated balance sheets of $0.8 million and $0.9 million as of June 30, 2025 and December 31, 2024, respectively.

The Company had oil and gas related revenues included in “Other” noninterest income on the consolidated statements of comprehensive income of $1.6 million and $2.4 million, and oil and gas related expenses included in “Other” noninterest expense on the consolidated statements of comprehensive income of $0.9 million and $1.1 million for the three months ended June 30, 2025 and June 30, 2024, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company had oil and gas related revenues included in “Other” noninterest income on the consolidated statements of comprehensive income of $2.7 million and $3.8 million, and oil and gas related expenses included in “Other” noninterest expense on the consolidated statements of comprehensive income of $2.0 million and $2.3 million for the six months ended June 30, 2025 and June 30, 2024, respectively.

Note 3: Earnings per Share

Basic earnings per common share represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Basic earnings per share (“EPS”) is computed based upon net income divided by the weighted average number of common shares outstanding during the period.

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

The following table shows the computation of basic and diluted earnings per share:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2025	2024	2025	2024
(Dollars in thousands, except per share amounts)
Numerator
Net income	$11,105	$11,524	$21,441	$22,812

Denominator
Weighted-average shares outstanding for basic earnings per share	9,449,152	9,250,332	9,435,414	9,235,176
Dilutive effect of stock compensation(1)	95,976	116,915	113,169	107,871
Denominator for diluted earnings per share	9,545,128	9,367,247	9,548,583	9,343,047

Earnings per common share
Basic	$1.18	$1.25	$2.27	$2.47
Diluted	$1.16	$1.23	$2.25	$2.44

(1) The following have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented: Nonqualified stock options outstanding of 0 and 2,000 for the three month periods ended June 30, 2025 and 2024, respectively, and 0 and 2,000 for the six month periods ended June 30, 2025 and 2024, respectively; Restricted stock units of 64,992 and 0 for the three month periods ended June 30, 2025 and 2024, respectively, and 64,992 and 50,000 for the six month periods ended June 30, 2025 and 2024, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 4: Debt Securities

The following table summarizes the amortized cost and fair value of debt securities available-for-sale at June 30, 2025 and December 31, 2024 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Available-for-sale as of June 30, 2025
U.S. federal agencies	$42	$-	$-	$42
Mortgage-backed securities(1)(2)	29,822	-	(2,579)	27,243
State and political subdivisions	20,647	-	(1,045)	19,602
U.S. treasuries	6,016	-	(510)	5,506
Corporate debt securities	5,500	-	(723)	4,777
Total available-for-sale	62,027	-	(4,857)	57,170
Total debt securities	62,027	-	(4,857)	57,170

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Available-for-sale as of December 31, 2024
U.S. federal agencies	$64	$-	$-	$64
Mortgage-backed securities(1)(2)	33,704	-	(3,508)	30,196
State and political subdivisions	21,156	-	(1,430)	19,726
U.S. treasuries	6,021	-	(695)	5,326
Corporate debt securities	5,500	-	(871)	4,629
Total available-for-sale	66,445	-	(6,504)	59,941
Total debt securities	66,445	-	(6,504)	59,941

(1) All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities.
(2) Included in amortized cost of mortgage-backed securities is $20.47 million and $21.97 million of residential mortgage-backed securities and $9.35 million and $11.73 million of commercial mortgage-backed securities as of June 30, 2025 and December 31, 2024, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The amortized cost and estimated fair value of investment securities at June 30, 2025 and December 31, 2024, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of June 30, 2025
Due in one year or less	$2,524	$2,510
Due after one year through five years	15,335	14,644
Due after five years through ten years	14,346	12,773
Due after ten years	-	-
Mortgage-backed securities	29,822	27,243
Total available-for-sale	62,027	57,170

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of December 31, 2024
Due in one year or less	$2,061	$2,028
Due after one year through five years	16,345	15,315
Due after five years through ten years	14,335	12,402
Due after ten years	-	-
Mortgage-backed securities	33,704	30,196
Total available-for-sale	66,445	59,941

There were no holdings of securities of issuers in an amount greater than 10% of stockholders’ equity at June 30, 2025.

The following table presents a summary of realized gains and losses from the sale, prepayment and call of debt securities for the three and six months ended June 30, 2025 and June 30, 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in thousands)
Proceeds from sales, maturities, prepayments and calls	$3,170	$86,214	$4,315	$188,536

Gross realized gains on sales, prepayments and calls	-	-	-	-
Gross realized losses on sales, prepayments and calls	-	-	-	-
Total realized (losses), net	$-	$-	$-	$-

The following table details book value of pledged securities as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Book value of pledged securities	$17,946	$19,071

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table details gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2025 and December 31, 2024. As of June 30, 2025, the Company had the ability and intent to hold the debt securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased or acquired. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statements of comprehensive income. As of June 30, 2025 and December 31, 2024, there was no allowance for credit losses recorded related to investment securities.

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

(in thousands)
Available-for-sale as of June 30, 2025
U.S. federal agencies	$-	$-	$5	$-	$5	$-
Mortgage-backed securities	-	-	27,243	(2,579)	27,243	(2,579)
State and political subdivisions(1)	-	-	19,102	(1,045)	19,102	(1,045)
U.S. treasuries	-	-	5,506	(510)	5,506	(510)
Corporate debt securities(2)	-	-	4,777	(723)	4,777	(723)
Total available-for-sale	$-	$-	$56,633	$(4,857)	$56,633	$(4,857)

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

(in thousands)
Available-for-sale as of December 31, 2024
U.S. federal agencies	$-	$-	$64	$-	$64	$-
Mortgage-backed securities	-	-	30,196	$(3,508)	30,196	(3,508)
State and political subdivisions(1)	499	-	19,227	$(1,430)	19,726	(1,430)
U.S. treasuries	-	-	5,326	$(695)	5,326	(695)
Corporate debt securities(2)	-	-	4,629	$(871)	4,629	(871)
Total available-for-sale	$499	$-	$59,442	$(6,504)	$59,941	$(6,504)

(1) Of our state and political subdivision securities, $18.18 million and $17.83 million are rated BBB+ or better and $1.43 million and $1.90 million are not rated as of June 30, 2025 and December 31, 2024, respectively.
(2) Our corporate debt securities are not rated.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 5: Loans and Allowance for Credit Losses

A summary of loans at June 30, 2025 and December 31, 2024, are as follows (dollars in thousands):

	June 30, 2025	December 31, 2024

Construction & development	$192,910	$167,685
1 - 4 family real estate	125,637	121,047
Commercial real estate - other	554,902	511,304
Total commercial real estate	$873,449	$800,036

Commercial & industrial	534,950	507,023
Agricultural	78,126	77,922
Consumer	13,534	14,312

Gross loans	1,500,059	1,399,293

Less allowance for credit losses	(18,222)	(17,918)
Less deferred loan fees	(2,703)	(1,910)

Net loans	$1,479,134	$1,379,465

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents, by portfolio segment, the activity in the allowance for credit losses for the three months ended June 30, 2025 and 2024 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2025
Loans
Balance, beginning of period	$1,330	$1,199	$7,183	$6,939	$1,004	$507	$18,162
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	17	39	1	3	60
Net (charge-offs) recoveries	-	-	17	39	1	3	60

Provision (credit) for credit losses	(54)	(100)	203	33	(54)	(28)	-
Balance, end of period	$1,276	$1,099	$7,403	$7,011	$951	$482	$18,222

Unfunded Commitments
Balance, beginning of period	$202	$5	$4	$216	$34	$3	$464
Provision (credit) for credit losses	(2)	1	43	(50)	8	-	-
Balance, end of period	$200	$6	$47	$166	$42	$3	$464

Total allowance for credit losses and reserve for unfunded commitments	$1,476	$1,105	$7,450	$7,177	$993	$485	$18,686
Total provision (credit) for credit losses	$(56)	$(99)	$246	$(17)	$(46)	$(28)	$-

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2024
Loans
Balance, beginning of period	$1,417	$1,271	$6,889	$9,242	$628	$249	$19,696

Charge-offs	-	-	-	(2,000)	-	-	(2,000)
Recoveries	-	-	-	73	3	-	76
Net (charge-offs) recoveries	-	-	-	(1,927)	3	-	(1,924)

Provision (credit) for credit losses	393	220	23	(714)	67	11	-
Balance, end of period	$1,810	$1,491	$6,912	$6,601	$698	$260	$17,772

Unfunded Commitments
Balance, beginning of period	$158	$4	$8	$280	$11	$3	$464
Provision (credit) for credit losses	(4)	2	2	(2)	2	-	-
Balance, end of period	$154	$6	$10	$278	$13	$3	$464

Total allowance for credit losses and reserve for unfunded commitments	$1,964	$1,497	$6,922	$6,879	$711	$263	$18,236
Total provision (credit) for credit losses	$389	$222	$25	$(716)	$69	$11	$-

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents, by portfolio segment, the activity in the allowance for credit losses for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2025
Loans
Balance, beginning of period	$1,223	$1,313	$6,992	$6,797	$1,106	$487	$17,918
Charge-offs	-	-	(197)	-	-	(3)	(200)
Recoveries	-	-	17	480	4	3	504
Net (charge-offs) recoveries	-	-	(180)	480	4	-	304

Provision (credit) for credit losses	53	(214)	591	(266)	(159)	(5)	-
Balance, end of period	$1,276	$1,099	$7,403	$7,011	$951	$482	$18,222

Unfunded Commitments
Balance, beginning of period	$202	$6	$9	$230	$14	$3	$464
Provision (credit) for credit losses	(2)	-	38	(64)	28	-	-
Balance, end of period	$200	$6	$47	$166	$42	$3	$464

Total allowance for credit losses and reserve for unfunded commitments	$1,476	$1,105	$7,450	$7,177	$993	$485	$18,686
Total provision (credit) for credit losses	$51	$(214)	$629	$(330)	$(131)	$(5)	$-

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2024
Loans
Balance, beginning of period	$1,417	$1,271	$6,889	$9,237	$628	$249	$19,691
Charge-offs	-	-	-	(2,000)	-	-	(2,000)
Recoveries	-	-	-	78	3	-	81
Net (charge-offs) recoveries	-	-	-	(1,922)	3	-	(1,919)

Provision (credit) for credit losses	393	220	23	(714)	67	11	-
Balance, end of period	$1,810	$1,491	$6,912	$6,601	$698	$260	$17,772

Unfunded Commitments
Balance, beginning of period	$158	$4	$8	$280	$11	$3	$464
Provision (credit) for credit losses	(4)	2	2	(2)	2	-	-
Balance, end of period	$154	$6	$10	$278	$13	$3	$464

Total allowance for credit losses and reserve for unfunded commitments	$1,964	$1,497	$6,922	$6,879	$711	$263	$18,236
Total provision (credit) for credit losses	$389	$222	$25	$(716)	$69	$11	$-

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

The Company evaluates the definitions of loan grades and the allowance for credit losses methodology on an ongoing basis.  No changes were made to either during the period ended June 30, 2025.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables presents the amortized cost of the Company’s loan portfolio by year of origination based on internal rating category as of June 30, 2025 and December 31, 2024, respectively (dollars in thousands).

As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development
Grade
1 (Pass)	$27,351	$27,990	$931	$778	$233	$187	$133,554	$191,024
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	1,323	-	-	-	-	-	1,323
4 (Substandard)	563	-	-	-	-	-	-	563
Total construction & development	27,914	29,313	931	778	233	187	133,554	192,910
1 - 4 family real estate
Grade
1 (Pass)	37,935	33,154	25,558	10,845	5,444	5,099	7,602	125,637
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total 1 - 4 family real estate	37,935	33,154	25,558	10,845	5,444	5,099	7,602	125,637
Commercial real estate - other
Grade
1 (Pass)	184,425	93,118	103,046	112,648	16,917	12,331	23,429	545,914
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	7,468	-	-	-	-	-	7,468
4 (Substandard)	1,429	-	-	-	-	91	-	1,520
Total commercial real estate - other	185,854	100,586	103,046	112,648	16,917	12,422	23,429	554,902
Commercial and industrial
Grade
1 (Pass)	135,678	77,705	35,127	26,766	3,154	5,342	225,290	509,062
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	18,389	724	-	-	-	-	125	19,238
4 (Substandard)	-	5,372	-	-	-	-	1,278	6,650
Total commercial and industrial	154,067	83,801	35,127	26,766	3,154	5,342	226,693	534,950
Agricultural
Grade
1 (Pass)	18,971	22,025	4,655	4,201	5,592	1,838	17,865	75,147
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	1,979	-	-	-	-	-	1,000	2,979
4 (Substandard)	-	-	-	-	-	-	-	-
Total agricultural	20,950	22,025	4,655	4,201	5,592	1,838	18,865	78,126
Consumer
Grade
1 (Pass)	2,732	2,952	1,181	583	1,125	2,990	1,971	13,534
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total consumer	2,732	2,952	1,181	583	1,125	2,990	1,971	13,534

Total loans held for investment	$429,452	$271,831	$170,498	$155,821	$32,465	$27,878	$412,114	$1,500,059

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development
Grade
1 (Pass)	$40,129	$6,197	$2,042	$370	$104	$111	$116,910	$165,863
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	1,259	-	-	-	-	-	-	1,259
4 (Substandard)	563	-	-	-	-	-	-	563
Total construction & development	41,951	6,197	2,042	370	104	111	116,910	167,685
1 - 4 family real estate
Grade
1 (Pass)	56,013	31,274	13,488	6,381	3,729	1,920	8,242	121,047
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total 1 - 4 family real estate	56,013	31,274	13,488	6,381	3,729	1,920	8,242	121,047
Commercial real estate - other
Grade
1 (Pass)	124,421	141,303	137,497	18,352	14,589	5,323	57,350	498,835
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	7,493	-	-	-	-	-	-	7,493
4 (Substandard)	4,426	447	-	-	-	103	-	4,976
Total commercial real estate - other	136,340	141,750	137,497	18,352	14,589	5,426	57,350	511,304
Commercial and industrial
Grade
1 (Pass)	126,745	78,446	41,532	3,608	1,049	3,736	238,396	493,512
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	558	-	-	-	-	-	3,259	3,817
4 (Substandard)	9,417	-	-	-	-	-	277	9,694
Total commercial and industrial	136,720	78,446	41,532	3,608	1,049	3,736	241,932	507,023
Agricultural
Grade
1 (Pass)	31,491	6,308	4,741	6,135	1,823	1,140	23,258	74,896
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	201	-	-	-	1,831	-	994	3,026
4 (Substandard)	-	-	-	-	-	-	-	-
Total agricultural	31,692	6,308	4,741	6,135	3,654	1,140	24,252	77,922
Consumer
Grade
1 (Pass)	4,904	1,866	771	1,358	1,689	2,020	1,704	14,312
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total consumer	4,904	1,866	771	1,358	1,689	2,020	1,704	14,312

Total loans held for investment	$407,620	$265,841	$200,071	$36,204	$24,814	$14,353	$450,390	$1,399,293

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables presents the gross charge-offs of the Company’s loan portfolio by year of origination based on internal rating category for the six months ended June 30, 2025 and June 30, 2024, respectively (dollars in thousands).

For the six months ended June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development	$-	$-	$-	$-	$-	$-	$-	$-
1 - 4 family real estate	-	-	-	-	-	-	-	-
Commercial real estate - other	-	197	-	-	-	-	-	197
Commercial and industrial	-	-	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-	-	-
Consumer	-	3	-	-	-	-	-	3
Total current-period gross charge-offs	$-	$200	$-	$-	$-	$-	$-	$200

For the six months ended June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development	$-	$-	$-	$-	$-	$-	$-	$-
1 - 4 family real estate	-	-	-	-	-	-	-	-
Commercial real estate - other	-	-	-	-	-	-	-	-
Commercial and industrial	-	2,000	-	-	-	-	-	2,000
Agricultural	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total current-period gross charge-offs	$-	$2,000	$-	$-	$-	$-	$-	$2,000

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Aged Analysis of Past Due Loans Receivable

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	Past Due						Total Loans > 90 Days & Accruing
	30–59 Days	60–89 Days	Greater than 90 Days	Total	Current	Total Loans

June 30, 2025
Construction & development	$104	$-	$-	$104	$192,806	$192,910	$-
1 - 4 family real estate	-	-	-	-	125,637	125,637	-
Commercial real estate - other	91	-	-	91	554,811	554,902	-
Commercial & industrial	-	1,815	3,487	5,302	529,648	534,950	-
Agricultural	-	-	-	-	78,126	78,126	-
Consumer	-	-	6	6	13,528	13,534	6

Total	$195	$1,815	$3,493	$5,503	$1,494,556	$1,500,059	$6

December 31, 2024
Construction & development	$-	$-	$-	$-	$167,685	$167,685	$-
1 - 4 family real estate	-	-	-	-	121,047	121,047	-
Commercial real estate - other	103	-	3,426	3,529	507,775	511,304	-
Commercial & industrial	403	5	-	408	506,615	507,023	-
Agricultural	-	-	-	-	77,922	77,922	-
Consumer	97	-	-	97	14,215	14,312	-

Total	$603	$5	$3,426	$4,034	$1,395,259	$1,399,293	$-

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonaccrual Loans

The following table presents information regarding nonaccrual loans as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	With an Allowance	No Allowance	Total Non- Accrual Loans	Related Allowance
June 30, 2025
Construction & development	$-	$-	$-	$-
1 - 4 Family real estate	-	-	-	-
Commercial real estate - other	-	91	91	-
Commercial & industrial	70	5,302	5,372	70
Agricultural	-	-	-	-
Consumer	-	-	-	-

Total	$70	$5,393	$5,463	$70

	With an Allowance	No Allowance	Total Non- Accrual Loans	Related Allowance
December 31, 2024
Construction & development	$-	$-	$-	$-
1 - 4 Family real estate	-	-	-	-
Commercial real estate - other	2,980	550	3,530	217
Commercial & industrial	83	3,557	3,640	83
Agricultural	-	-	-	-
Consumer	-	-	-	-

Total	$3,063	$4,107	$7,170	$300

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the three months ended June 30, 2025 and 2024, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent.  At a minimum, the estimated value of the collateral for loan equals the current book value.

The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows (dollars in thousands):

	Collateral Type
	Real Estate	Business Assets	Total	Specific Allocation

June 30, 2025
Construction & development	$-	$563	$563	$-
1 - 4 Family real estate	-	-	-	-
Commercial real estate - other	1,429	91	1,520	-
Commercial & industrial	-	6,579	6,579	-
Agricultural	-	-	-	-
Consumer	-	-	-	-

Total	$1,429	$7,233	$8,662	$-

	Collateral Type
	Real Estate	Business Assets	Total	Specific Allocation

December 31, 2024
Construction & development	$-	$563	$563	$-
1 - 4 Family real estate	-	-	-	-
Commercial real estate - other	4,426	550	4,976	217
Commercial & industrial	-	9,609	9,609	-
Agricultural	-	-	-	-
Consumer	-	-	-	-

Total	$4,426	$10,722	$15,148	$217

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

During the three months ended June 30, 2025, the Company modified two loans for borrowers experiencing financial difficulty. One of these modifications involved a construction and development loan and the other involved a commercial real estate loan, both of which were modified with a term extension. As of June 30, 2025, the period-end amortized cost basis of these modified loans was as follows:
•	The modified construction and development loan had an amortized cost basis of $1.3 million, representing 0.7% of the total construction and development loan portfolio.
•	The modified commercial real estate loan had an amortized cost basis of $2.7 million, representing 0.5% of the total commercial real estate loan portfolio.

During the six months ended June 30, 2025, the Company modified eight loans for borrowers experiencing financial difficulty. Six of these modifications were related to a single borrower relationship and consisted of one construction and development loan and five commercial and industrial loans, all of which received term extensions. The remaining two modifications involved one commercial real estate loan and one commercial and industrial loan, both of which received a term extension and a payment delay. As of June 30, 2025, the period-end amortized cost basis of these modified loans was as follows:
•	The modified construction and development loan had an amortized cost basis of $1.3 million, representing 0.7% of the total construction and development loan portfolio.
•	The modified commercial real estate loan had an amortized cost basis of $2.7 million, representing 0.5% of the total commercial real estate loan portfolio.
•	The modified commercial and industrial loans had a combined amortized cost basis of $4.3 million, representing 0.8% of the total commercial and industrial loan portfolio.

The Company closely monitors the performance of loans modified for borrowers experiencing financial difficulty. There were no loans modified for borrowers experiencing financial difficulty that subsequently defaulted during the 12-month period ended June 30, 2025.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 6: Shareholders’ Equity

On October 30, 2023, the Company adopted a repurchase plan that authorizes the repurchase of up to 750,000 shares of the Company’s stock. Stock repurchases under the plan will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. There were no repurchases under this plan as of June 30, 2025.

A summary of the activity under the repurchase plan is as follows:

	Six Months Ended June 30,
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I, and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of June 30, 2025, that the Company and Bank meet all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of June 30, 2025, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company’s and Bank’s actual capital amounts and ratios are presented in the following table as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	Actual		Minimum Capital Requirements		With Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2025
Total capital to risk-weighted assets
Company	$242,263	15.05%	$128,767	8.00%	$169,006	10.50%	N/A	N/A
Bank	242,222	15.06%	128,686	8.00%	168,900	10.50%	$160,857	10.00%
Tier I capital to risk-weighted assets
Company	223,577	13.89%	96,575	6.00%	136,815	8.50%	N/A	N/A
Bank	223,536	13.90%	96,514	6.00%	136,729	8.50%	128,686	8.00%
Common equity tier I capital to risk-weighted assets
Company	223,577	13.89%	72,431	4.50%	112,671	7.00%	N/A	N/A
Bank	223,536	13.90%	72,386	4.50%	112,600	7.00%	104,557	6.50%
Tier I capital to average assets
Company	223,577	12.49%	71,575	4.00%	N/A	N/A	N/A	N/A
Bank	223,536	12.49%	71,575	4.00%	N/A	N/A	89,469	5.00%

As of December 31, 2024
Total capital to risk-weighted assets
Company	$227,229	15.21%	$119,489	8.00%	$156,830	10.50%	N/A	N/A
Bank	227,189	15.22%	119,408	8.00%	156,723	10.50%	$149,260	10.00%
Tier I capital to risk-weighted assets
Company	208,847	13.98%	89,617	6.00%	126,957	8.50%	N/A	N/A
Bank	208,807	13.99%	89,556	6.00%	126,871	8.50%	119,408	8.00%
Common equity tier I capital to risk-weighted assets
Company	208,847	13.98%	67,213	4.50%	104,553	7.00%	N/A	N/A
Bank	208,807	13.99%	67,167	4.50%	104,482	7.00%	97,019	6.50%
Tier I capital to average assets
Company	208,847	12.19%	68,558	4.00%	N/A	N/A	N/A	N/A
Bank	208,807	12.18%	68,558	4.00%	N/A	N/A	85,698	5.00%

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

The Basel III Capital Rules require the Bank and the Company to comply with four minimum capital standards: a Tier 1 leverage ratio of at least 4.0%; a Common Equity Tier 1 (“CET1”) capital to risk-weighted assets of 4.5%; a Tier 1 capital to risk-weighted assets of at least 6.0%; and a total capital to risk-weighted assets of at least 8.0%. The calculation of all types of regulatory capital is subject to definitions, deductions and adjustments specified in the regulations.

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

As of June 30, 2025, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At June 30, 2025, approximately $75.7 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 7: Related-Party Transactions

At June 30, 2025 and December 31, 2024, the Company had no loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties).

The Bank leases office and retail banking space in Oklahoma City and Woodward, Oklahoma from Central Park on Lincoln, LLC and Haines Realty Investments Company, LLC, respectively, both related parties of the Company.  Lease payments totaled $82,000 and $65,000 for the three months ended June 30, 2025 and 2024, respectively and $163,000 and $130,000 for the six months ended June 30, 2025 and 2024, respectively. In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 8: Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to the maximum legal limit with the Company matching up to 5% of the employee’s salary. Employer contributions charged to expense for the three months ended June 30, 2025 and 2024 totaled $133,000 and $124,000, respectively. Employer contributions charged to expense for the six months ended June 30, 2025 and 2024 totaled $249,000 and $233,000, respectively.

Stock-Based Compensation

The Company adopted an equity incentive plan (the “Bank7 Corp. 2018 Equity Incentive Plan”) in September 2018. The Incentive Plan permits the grant of restricted stock units and nonqualified incentive stock options.  The Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Incentive Plan for the three months ended June 30, 2025 and 2024 totaled $762,000 and $637,000, respectively. Compensation expense related to the Incentive Plan for the six months ended June 30, 2025 and 2024 totaled $1.4 million and $1.2 million, respectively There were 660,743 shares available for future grants as of June 30, 2025.

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

The following table is a summary of the stock option activity under the Bank7 Corp. 2018 Equity Incentive Plan (dollar amounts in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Six Months Ended June 30, 2025
Outstanding at December 31, 2024	75,688	$16.79
Options granted	-	-
Options exercised	(8,063)	14.31
Options forfeited	-	-
Outstanding at June 30, 2025	67,625	17.09	4.51	$1,673,340
Exercisable at June 30, 2025	65,875	16.90	4.44	$1,642,470

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Six Months Ended June 30, 2024
Outstanding at December 31, 2023	220,939	$17.52
Options granted	-	-
Options exercised	(19,001)	17.42
Options forfeited	-	-
Outstanding at June 30, 2024	201,938	17.53	5.14	$2,781,137
Exercisable at June 30, 2024	180,124	17.76	4.95	$2,439,752

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

There were no new grants for the three months ended June 30, 2025 and 2024.

The following table summarizes share information about RSUs for the six months ended June 30, 2025 and 2024:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Six Months Ended June 30, 2025
Outstanding at December 31, 2024	236,239	$27.54
Shares granted	69,589	43.17
Shares vested	(74,463)	26.95
Shares forfeited	-	-
End of the period balance	231,365	$32.43

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Six Months Ended June 30, 2024
Outstanding at December 31, 2023	211,461	$26.98
Shares granted	100,606	27.34
Shares vested	(51,636)	27.06
Shares forfeited	-	-
End of the period balance	260,431	$27.11

As of June 30, 2025, there was approximately $6.3 million of unrecognized compensation expense related to 231,365 unvested RSUs and $11,000 of unrecognized compensation expense related to 67,625 unvested and/or unexercised stock options. The stock option expense is expected to be recognized over a weighted average period of 1.15 years, and the RSU expense is expected to be recognized over a weighted average period of 3.00 years.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonrecurring Measurements

There were no assets measured at fair value on a nonrecurring basis at June 30, 2025.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2024 (dollars in thousands):

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Unobservable (Level 3) Inputs

There were no assets measured at a Level 3 fair value at June 30, 2025.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2024 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs
December 31, 2024
Collateral-dependent loans	$3,209	Estimated cash to be received pending liquidation of collateral	Estimated cost to sell

The following table presents estimated fair values of the Company’s financial instruments not recorded at fair value at June 30, 2025 and December 31, 2024 (dollars in thousands):

	Carrying Amount	Fair Value Measurements
		Level 1	Level 2	Level 3	Total
June 30, 2025

Financial Assets
Cash and due from banks	$218,839	$218,839	$-	$-	$218,839
Interest-bearing time deposits in other banks	14,188	-	14,188	-	14,188
Loans, net	1,479,134	-	1,496,864	-	1,496,864
Loans held for sale	2,541	-	2,541	-	2,541
Nonmarketable equity securities	1,182	-	1,182	-	1,182
Interest receivable	8,995	-	8,995	-	8,995

Financial Liabilities
Deposits	$1,594,138	$-	$1,593,727	$-	$1,593,727
Interest payable	1,028	-	1,028	-	1,028

December 31, 2024

Financial Assets
Cash and due from banks	$234,196	$234,196	$-	$-	$234,196
Interest-bearing time deposits in other banks	6,719	-	6,719	-	6,719
Loans, net	1,379,465	-	1,392,299	3,209	1,395,508
Nonmarketable equity securities	1,283	-	1,283	-	1,283
Interest receivable	8,841	-	8,841	-	8,841

Financial Liabilities
Deposits	$1,515,471	$-	$1,515,023	$-	$1,515,023
Interest payable	1,182	-	1,182	-	1,182

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

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, considering the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at June 30, 2025 and December 31, 2024.

Accrued interest receivable/payable

The carrying amounts of accrued interest approximated fair value.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 10: Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets.  The following summarizes those financial instruments with contract amounts representing credit risk as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025	December 31, 2024
Commitments to extend credit	$263,846	$272,261
Financial and performance standby letters of credit	16,940	11,333

	$280,786	$283,594

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

The reserve for unfunded loan commitments totaled $464,000 at June 30, 2025 and December 31, 2024.

Note 11: Significant Estimates and Concentrations

GAAP requires disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for credit losses are reflected in Note 6 regarding loans.  Current vulnerabilities due to off-balance sheet credit risk are discussed in Note 11.

As of June 30, 2025, hospitality loans were 19% of gross total loans with outstanding balances of $278.5 million and unfunded commitments of $1.3 million; energy loans were 11% of gross total loans with outstanding balances of $168.4 million and unfunded commitments of $26.5 million.

The Company evaluates goodwill for potential goodwill impairment on an annual basis or more often based on consideration if any impairment indicators have occurred. A prolonged strain on the U.S. economy impacting the Company could result in goodwill being partially or fully impaired. At June 30, 2025, goodwill of $11.2 million was recorded on the consolidated balance sheet.

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

Q2 2025 Overview

We reported total loans of $1.50 billion as of June 30, 2025, an increase of $145.3 million, or 10.7%, from June 30, 2024. Total deposits were $1.59 billion as of June 30, 2025, an increase of $112.8 million, or 7.6%, as compared to June 30, 2024.

Pre-tax net income was $14.7 million, a decrease of $0.5 million, or 3.6%, for the three months ended June 30, 2025 as compared to pre-tax net income of $15.3 million for the same period in 2024. Pre-tax net income was $28.4 million, a decrease of $1.7 million, or 5.7%, for the six months ended June 30, 2025 as compared to pre-tax net income of $30.1 million for the same period in 2024.

Return on average assets and return on average equity was 2.47% and 19.62%, respectively for the three months ended June 30, 2025, as compared to 2.74% and 25.02%, respectively, for the same period in 2024. Return on average assets and return on average equity was 2.44% and 19.42%, respectively for the six months ended June 30, 2025, as compared to 2.66% and 25.41%, respectively, for the same period in 2024. Our efficiency ratio for the three months ended June 30, 2025 was 39.95% as compared to 37.72% for the same period in 2024. Our efficiency ratio for the six months ended June 30, 2025 was 39.44% as compared to 37.63% for the same period in 2024.

Results of Operations

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

	Net Interest Margin
	For the Three Months Ended June 30,
	2025			2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments	$247,652	$2,475	4.01%	$173,502	$2,488	5.75%
Debt securities, taxable	47,285	278	2.36	106,457	951	3.58
Debt securities, tax exempt(1)	12,502	63	2.02	17,252	71	1.65
Loans held for sale	1,987	-	-	355	-	-
Total loans(2)	1,448,924	28,965	8.02	1,354,985	28,926	8.56
Total interest-earning assets	1,758,350	31,781	7.25	1,652,551	32,436	7.87
Noninterest-earning assets	43,048			38,722
Total assets	$1,801,398			$1,691,273

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$1,006,484	7,676	3.06%	$851,751	8,293	3.91%
Time deposits	236,108	2,367	4.02	247,452	2,911	4.72
Total interest-bearing deposits	1,242,592	10,043	3.24	1,099,203	11,204	4.09
Total interest-bearing liabilities	$1,242,592	10,043	3.24	$1,099,203	11,204	4.09

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$321,351			$394,010
Other noninterest-bearing liabilities	10,471			12,778
Total noninterest-bearing liabilities	331,822			406,788
Shareholders' equity	226,984			185,282
Total liabilities and shareholders' equity	$1,801,398			$1,691,273

Net interest income		$21,738			$21,232
Net interest spread			4.01%			3.78%
Net interest margin			4.96%			5.15%

(1)	Taxable-equivalent yield of 2.68% as of June 30, 2025, applying a 24.5% effective tax rate
(2)	Average loan balances include monthly average nonaccrual loans of $5.7 million and $11.8 million as of June 30, 2025 and June 30, 2024, respectively, are included in loans.

For the second quarter of 2025 compared to the second quarter of 2024:
-	Interest income on total loans totaled $29.0 million, an increase of $39,000 or 0.1%;
-
Yields on our interest-earning assets totaled 7.25%, a decrease of 62 basis points which was primarily attributable to lower loan yields of 54 basis points, and a decrease in yield on taxable debt securities of 122 basis points; and

-	Net interest margin was 4.96% compared to 5.15%.

	Net Interest Margin
	For the Six Months Ended June, 30
	2025			2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments	$242,876	$5,243	4.35%	$174,787	$4,573	5.25%
Debt securities, taxable	47,957	561	2.36	129,963	1,963	3.03
Debt securities, tax exempt(1)	12,508	126	2.03	17,761	144	1.63
Loans held for sale	1,287	-	-	297	-	-
Total loans(2)	1,423,776	56,293	7.97	1,362,339	59,043	8.69
Total interest-earning assets	1,728,404	62,223	7.26	1,685,147	65,723	7.82
Noninterest-earning assets	41,511			39,246
Total assets	$1,769,915			$1,724,393

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$981,833	14,794	3.04%	$848,764	16,489	3.90%
Time deposits	236,216	4,849	4.14	256,212	5,992	4.69
Total interest-bearing deposits	1,218,049	19,643	3.25	1,104,976	22,481	4.08
Total interest-bearing liabilities	1,218,049	19,643	3.25	1,104,976	22,481	4.08

Noninterest-bearing liabilities:
Noninterest-bearing deposits	318,952			426,696
Other noninterest-bearing liabilities	10,228			12,218
Total noninterest-bearing liabilities	329,180			438,914
Shareholders' equity	222,686			180,503
Total liabilities and shareholders' equity	$1,769,915			$1,724,393

Net interest income		$42,580			$43,242
Net interest spread			4.01%			3.74%
Net interest margin			4.97%			5.15%

(1)	Taxable-equivalent yield of 2.69% as of June 30, 2025, applying a 24.6% effective tax rate.
(2)	Average loan balances include monthly average nonaccrual loans of $6.2 million and $17.2 million as of June 30, 2025 and June 30, 2024, respectively, are included in loans.

For the first six months of 2025 compared to the same period in 2024:
-	Interest income on total loans totaled $56.3 million, a decrease of $2.8 million or 4.7%, due to decreased loan yields as discussed below;
-
Yields on our interest-earning assets totaled 7.26%, a decrease of 56 basis points which was primarily attributable to lower loan yields of 72 basis points, and a decrease in yield on taxable debt securities of 67 basis points; and

-	Net interest margin was 4.97% compared to 5.15%.

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

	Analysis of Changes in Interest Income and Expenses
	For the Three Months Ended June 30, 2025 vs 2024

	Change due to:
	Volume(1)	Rate(1)	Interest Variance

	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$1,063	$(1,076)	$(13)
Debt securities	(548)	(133)	(681)
Total loans	2,005	(1,966)	39
Total increase (decrease) in interest income	2,520	(3,175)	(655)

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	1,508	(2,125)	(617)
Time deposits	(133)	(411)	(544)
Total interest-bearing deposits	1,375	(2,536)	(1,161)
Total increase (decrease) in interest expense	1,375	(2,536)	(1,161)

Increase (Decrease) in net interest income	$1,145	$(639)	$506

	Analysis of Changes in Interest Income and Expenses
	For the Six Months Ended June 30, 2025 vs 2024

	Change due to:
	Volume(1)	Rate(1)	Interest Variance

	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$1,773	$(1,103)	$670
Debt securities	(1,274)	(146)	(1,420)
Total loans	2,647	(5,397)	(2,750)
Total increase (decrease) in interest income	3,146	(6,646)	(3,500)

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	2,574	(4,269)	(1,695)
Time deposits	(465)	(678)	(1,143)
Total interest-bearing deposits	2,109	(4,947)	(2,838)
Total increase (decrease) in interest expense	2,109	(4,947)	(2,838)

Increase (Decrease) in net interest income	$1,037	$(1,699)	$(662)

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

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

The following table summarizes the maturity distribution schedule with corresponding weighted average taxable equivalent yields of the debt securities portfolio at June 30, 2025. The following table presents securities at their expected maturities, which may differ from contractual maturities. The Company manages its debt securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds:

	As of June 30, 2025
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total

	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *
Available-for-sale	(Dollars in thousands)
U.S. federal agencies	$5	0.00%	$37	3.29%	$-	0.00%	$-	0.00%	$42	2.42%
Mortgage-backed securities	916	1.81	8,019	1.37	-	-	18,308	1.68	27,243	1.60
State and political subdivisions	2,505	1.56	10,816	1.48	6,281	1.70	-	-	19,602	1.56
U.S. treasuries	-	-	3,791	1.05	1,715	1.12	-	-	5,506	1.08
Corporate debt securities	-	-	-	-	4,777	3.36	-	-	4,777	3.36
Total	$3,426	1.62%	$22,663	1.37%	$12,773	2.26%	$18,308	1.68%	$57,170	1.69%
Percentage of total	5.99%		39.65%		22.34%		32.02%		100.00%

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

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024:

-	There was no provision for credit losses; and
-	The allowance as a percentage of total loans decreased by 9 basis points to 1.22%.

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024:

-	There was no provision for credit losses; and
-	The allowance as a percentage of total loans decreased by 9 basis points to 1.22%.

Noninterest Income

The following tables set forth the major components of our noninterest income for the periods indicated:

	For the Three Months Ended
	June 30,
	2025	2024	$ Increase (Decrease)	% Increase (Decrease)

	(Dollars in thousands)
Noninterest income:
Mortgage lending income	$520	$78	$442	566.67%
Service charges on deposit accounts	232	260	(28)	-10.77%
Other income and fees	1,949	2,827	(878)	-31.06%
Total noninterest income	$2,701	$3,165	$(464)	-14.66%

Noninterest income for the three months ended June 30, 2025 was $2.7 million compared to $3.2 million for the same period in 2024, a decrease of $464,000, or 14.7%. The decrease was primarily attributable to income related to operations of oil and gas assets, see Note 2 of the financial statements.

	For the Six Months Ended
	June 30,
	2025	2024	$ Increase (Decrease)	% Increase (Decrease)

	(Dollars in thousands)
Noninterest income:
Mortgage lending income	$610	$129	$481	372.87%
Service charges on deposit accounts	450	509	(59)	-11.59%
Other income and fees	3,396	4,536	(1,140)	-25.13%
Total noninterest income	$4,456	$5,174	$(718)	-13.88%

Noninterest income for the six months ended June 30, 2025 was $4.5 million compared to $5.2 million for the same period in 2024, a decrease of $718,000, or 13.9%. The decrease was primarily attributable to income related to operations of oil and gas assets, see Note 2 of the financial statements.

Noninterest Expense
The following tables set forth the major components of our noninterest expense for the periods indicated:

	For the Three Months Ended
	June 30,
	2025	2024	$ Increase (Decrease)	% Increase (Decrease)

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$5,721	$5,118	$603	11.78%
Furniture and equipment	361	324	37	11.42%
Occupancy	630	613	17	2.77%
Data and item processing	590	481	109	22.66%
Accounting, marketing, and legal fees	158	264	(106)	-40.15%
Regulatory assessments	213	336	(123)	-36.61%
Advertising and public relations	223	83	140	168.67%
Travel, lodging and entertainment	121	131	(10)	-7.63%
Other expense	1,715	1,792	(77)	-4.30%
Total noninterest expense	$9,732	$9,142	$590	6.45%

Noninterest expense for the three months ended June 30, 2025 was $9.7 million compared to $9.1 million for the same period in 2024, an increase of $590,000, or 6.5%.

	For the Six Months Ended
	June 30,
	2025	2024	$ Increase (Decrease)	% Increase (Decrease)

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$11,000	$10,407	$593	5.70%
Furniture and equipment	612	554	58	10.47%
Occupancy	1,222	1,273	(51)	-4.01%
Data and item processing	1,100	939	161	17.15%
Accounting, marketing, and legal fees	263	364	(101)	-27.75%
Regulatory assessments	297	723	(426)	-58.92%
Advertising and public relations	417	229	188	82.10%
Travel, lodging and entertainment	177	183	(6)	-3.28%
Other expense	3,528	3,606	(78)	-2.16%
Total noninterest expense	$18,616	$18,278	$338	1.85%
Noninterest expense for the six months ended June 30, 2025 was $18.6 million compared to $18.3 million for the same period in 2024, an increase of $338,000, or 1.9%.

Financial Condition

The following discussion of our financial condition compares June 30, 2025 and December 31, 2024.

Total Assets

Total assets increased $96.6 million, or 5.6%, to $1.84 billion as of June 30, 2025, compared to $1.74 billion as of December 31, 2024.

Loan Portfolio

The following table presents the balance and associated percentage of each major category in our loan portfolio as of June 30, 2025 and December 31, 2024:

	As of June 30,		As of December 31,
	2025		2024
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$192,910	12.9%	$167,685	12.0%
1-4 family real estate	125,637	8.4%	121,047	8.7%
Commercial real estate - other	554,902	36.9%	511,304	36.5%
Total commercial real estate	873,449	58.2%	800,036	57.2%

Commercial & industrial	534,950	35.7%	507,023	36.2%
Agricultural	78,126	5.2%	77,922	5.6%
Consumer	13,534	0.9%	14,312	1.0%
Gross loans	1,500,059	100.0%	1,399,293	100.0%
Less: unearned income, net	(2,703)		(1,910)
Total Loans, net of unearned income	1,497,356		1,397,383
Less: Allowance for credit losses	(18,222)		(17,918)
Net loans	$1,479,134		$1,379,465

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of June 30, 2025, and December 31, 2024, our gross loans were $1.50 billion and $1.40 billion, respectively.

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

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of June 30, 2025
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total

	(Dollars in thousands)
Construction & development	$2,232	$87,300	$1,954	$100,614	$-	$419	$391	$-	$192,910
1-4 family real estate	14,381	27,609	29,272	45,280	827	4,621	3,647	-	125,637
Commercial real estate - other	43,227	30,863	99,148	334,375	18,167	21,359	7,763	-	554,902
Total commercial real estate	59,840	145,772	130,374	480,269	18,994	26,399	11,801	-	873,449

Commercial & industrial	60,811	276,354	15,335	173,858	144	7,865	583	-	534,950
Agricultural	17,847	12,020	14,248	30,951	-	1,223	1,837	-	78,126
Consumer	1,963	-	4,875	167	623	3,626	2,280	-	13,534
Gross loans	$140,461	$434,146	$164,832	$685,245	$19,761	$39,113	$16,501	$-	$1,500,059

	As of December 31, 2024
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years

	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total

	(Dollars in thousands)
Construction & development	$9,378	$76,709	$2,050	$78,786	$-	$564	$198	$-	$167,685
1-4 family real estate	15,426	20,085	43,558	31,566	964	4,826	4,622	-	121,047
Commercial real estate - other	47,737	61,482	103,484	271,156	153	18,303	8,989	-	511,304
Total commercial real estate	72,541	158,276	149,092	381,508	1,117	23,693	13,809	-	800,036

Commercial & industrial	36,062	263,026	13,639	175,729	8,232	9,738	597	-	507,023
Agricultural	22,768	8,991	16,581	26,677	-	1,054	1,851	-	77,922
Consumer	1,661	4	5,641	170	602	3,570	2,664	-	14,312
Gross loans	$133,032	$430,297	$184,953	$584,084	$9,951	$38,055	$18,921	$-	$1,399,293

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

The allowance was $18.2 million at June 30, 2025, compared to $17.9 million at December 31, 2024.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Six Months Ended June 30,
	2025	2024
	(Dollars in thousands)
Balance at beginning of the period	$17,918	$19,691
Provision for credit losses for loans	-	-
Charge-offs:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	(197)	-
Commercial & industrial	-	(2,000)
Agricultural	-	-
Consumer	(3)	-
Total charge-offs	(200)	(2,000)
Recoveries:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	17	-
Commercial & industrial	480	78
Agricultural	4	3
Consumer	3	-
Total recoveries	504	81
Net recoveries (charge-offs)	304	(1,919)
Balance at end of the period	$18,222	$17,772
Net recoveries (charge-offs) to average loans	0.04%	-0.28%

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of June 30,		As of December 31,
	2025		2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,276	7.0%	$1,223	6.8%
1-4 family real estate	1,099	6.0%	1,313	7.3%
Commercial real estate - other	7,403	40.6%	6,992	39.0%
Commercial & industrial	7,011	38.6%	6,797	38.0%
Agricultural	951	5.2%	1,106	6.2%
Consumer	482	2.6%	487	2.7%
Total	$18,222	100.0%	$17,918	100.0%

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

The following table presents information regarding nonperforming assets as of the dates indicated.
	As of June 30, 2025	As of December 31, 2024
	(Dollars in thousands)
Nonaccrual loans(1)	$5,463	$7,170
Accruing loans 90 or more days past due	6	-
Total nonperforming assets	$5,469	$7,170
Ratio of nonperforming loans to total loans	0.37%	0.51%
Ratio of nonaccrual loans to total loans	0.36%	0.51%
Ratio of allowance for credit losses to total loans	1.22%	1.28%
Ratio of allowance for credit losses to nonaccrual loans	333.55%	249.90%
Ratio of nonperforming assets to total assets	0.30%	0.41%

(1) There are no loans modified to borrowers experiencing financial difficulty included in nonaccrual loans as of June 30, 2025 and December 31, 2024, respectively.

The following tables present an aging analysis of loans as of the dates indicated.

	As of June 30, 2025
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total past due loans	Current	Gross loans

	(Dollars in thousands)
Construction & development	$104	$-	$-	$-	$104	$192,806	$192,910
1-4 family real estate	-	-	-	-	-	125,637	125,637
Commercial real estate - other	91	-	-	-	91	554,811	554,902
Commercial & industrial	-	1,815	3,487	-	5,302	529,648	534,950
Agricultural	-	-	-	-	-	78,126	78,126
Consumer	-	-	6	6	6	13,528	13,534
Total	$195	$1,815	$3,493	$6	$5,503	$1,494,556	$1,500,059

	As of December 31, 2024
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Gross loans

	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$167,685	$167,685
1-4 family real estate	-	-	-	-	-	121,047	121,047
Commercial real estate - other	103	-	3,426	-	3,529	507,775	511,304
Commercial & industrial	403	5	-	-	408	506,615	507,023
Agricultural	-	-	-	-	-	77,922	77,922
Consumer	97	-	-	-	97	14,215	14,312
Total	$603	$5	$3,426	$-	$4,034	$1,395,259	$1,399,293

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

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of June 30, 2025
	Pass	Watch	Special mention	Substandard	Total

	(Dollars in thousands)
Construction & development	$191,024	$-	$1,323	$563	$192,910
1-4 family real estate	125,637	-	-	-	125,637
Commercial real estate - other	545,914	-	7,468	1,520	554,902
Commercial & industrial	509,062	-	19,238	6,650	534,950
Agricultural	75,147	-	2,979	-	78,126
Consumer	13,534	-	-	-	13,534
Total	$1,460,318	$-	$31,008	$8,733	$1,500,059

	As of December 31, 2024
	Pass	Watch	Special mention	Substandard	Total

	(Dollars in thousands)
Construction & development	$165,863	$-	$1,259	$563	$167,685
1-4 family real estate	121,047	-	-	-	121,047
Commercial real estate - other	498,835	-	7,493	4,976	511,304
Commercial & industrial	493,512	-	3,817	9,694	507,023
Agricultural	74,896	-	3,026	-	77,922
Consumer	14,312	-	-	-	14,312
Total	$1,368,465	$-	$15,595	$15,233	$1,399,293

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

Total deposits as of June 30, 2025 and December 31, 2024 were $1.59 billion and $1.52 billion, respectively.

As of June 30, 2025, and December 31, 2024, brokered deposits were $371.5 million and $336.7 million, respectively.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits were $380.3 million and $354.2 million at June 30, 2025 and December 31, 2024, respectively, as calculated per regulatory guidance. These amounts were approximately 24.0% and 23.4% of deposits at June 30, 2025 and December 31, 2024, respectively.

The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	As of June 30,		As of December 31,
	2025		2024
	Amount	Percentage of Total	Amount	Percentage of Total

	(Dollars in thousands)
Noninterest-bearing demand	$315,824	19.81%	$313,258	20.70%
Interest-bearing transaction deposits	968,314	60.74%	889,679	58.70%
Savings deposits	80,109	5.03%	73,379	4.80%
Time deposits (less than $250,000)	134,226	8.42%	146,814	9.70%
Time deposits ($250,000 or more)	95,665	6.00%	92,341	6.10%
Total interest-bearing deposits	1,278,314	80.19%	1,202,213	79.30%
Total deposits	$1,594,138	100.00%	$1,515,471	100.00%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of June 30, 2025 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total

	(Dollars in thousands)
Time deposits (less than $250,000)	$43,334	$40,729	$44,669	$5,494	$134,226
Time deposits ($250,000 or more)	19,624	25,369	31,202	19,470	95,665
Total time deposits	$62,958	$66,098	$75,871	$24,964	$229,891

	As of December 31, 2024 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total

	(Dollars in thousands)
Time deposits (less than $250,000)	$62,577	$38,514	$41,345	$4,378	$146,814
Time deposits ($250,000 or more)	45,667	25,552	18,055	3,067	92,341
Total time deposits	$108,244	$64,066	$59,400	$7,445	$239,155

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

As of June 30, 2025, we had no unsecured fed funds lines with correspondent depository institutions, with no corresponding amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $223.5 million as of June 30, 2025 and $190.9 million as of December 31, 2024, and we had access to approximately $296.3 million in liquidity with the Federal Reserve Bank as of June 30, 2025 and $336.1 million as of December 31, 2024.

Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal and state banking regulators. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action” (described below), We must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. The capital amounts and classifications are subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors. Qualitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of CET1 capital, Tier 1 capital, total capital to risk-weighted assets, and Tier 1 capital to average consolidated assets, referred to as the “leverage ratio.”

As of June 30, 2025, the Bank was in compliance with all applicable regulatory requirements and categorized as “well-capitalized” under the prompt corrective action frame work.  There have been no conditions or events since June 30, 2025 that management believes would change this classification. The table below presents our applicable capital requirements, as well as our capital ratios as of June 30, 2025 and December 31, 2024. The Company exceeded all regulatory capital requirements and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. As of June 30, 2025, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

	Actual		With Capital Conservation Buffer		Minimum to be "Well- Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2025
Total capital (to risk-weighted assets)
Company	$242,263	15.05%	$169,006	10.50%	N/A	N/A
Bank	242,222	15.06%	168,900	10.50%	$160,857	10.00%
Tier 1 capital (to risk-weighted assets)
Company	223,577	13.89%	136,815	8.50%	N/A	N/A
Bank	223,536	13.90%	136,729	8.50%	128,686	8.00%
CET 1 capital (to risk-weighted assets)
Company	223,577	13.89%	112,671	7.00%	N/A	N/A
Bank	223,536	13.90%	112,600	7.00%	104,557	6.50%
Tier 1 capital (to average assets)
Company	223,577	12.49%	N/A	N/A	N/A	N/A
Bank	223,536	12.49%	N/A	N/A	89,469	5.00%

	Actual		With Capital Conservation Buffer		Minimum to be "Well- Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2024
Total capital (to risk-weighted assets)
Company	$227,229	15.21%	$156,830	10.50%	N/A	N/A
Bank	227,189	15.22%	156,723	10.50%	$149,260	10.00%
Tier 1 capital (to risk-weighted assets)
Company	208,847	13.98%	126,957	8.50%	N/A	N/A
Bank	208,807	13.99%	126,871	8.50%	119,408	8.00%
CET 1 capital (to risk-weighted assets)
Company	208,847	13.98%	104,553	7.00%	N/A	N/A
Bank	208,807	13.99%	104,482	7.00%	97,019	6.50%
Tier 1 capital (to average assets)
Company	208,847	12.19%	N/A	N/A	N/A	N/A
Bank	208,807	12.18%	N/A	N/A	85,698	5.00%

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased $18.7 million as of June 30, 2025 to $231.9 million, compared to $213.2 million as of December 31, 2024.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of June 30, 2025, and December 31, 2024:
	Payments Due as of June 30, 2025
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total

	(Dollars in thousands)
Deposits without a stated maturity	$1,364,247	$-	$-	$-	$1,364,247
Time deposits	204,928	24,457	506	-	229,891
Operating lease commitments	415	956	462	431	2,264
Total contractual obligations	$1,569,590	$25,413	$968	$431	$1,596,402

	Payments Due as of December 31, 2024
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total

	(Dollars in thousands)
Deposits without a stated maturity	$1,276,316	$-	$-	$-	$1,276,316
Time deposits	231,710	6,746	699	-	239,155
Operating lease commitments	646	516	236	476	1,874
Total contractual obligations	$1,508,672	$7,262	$935	$476	$1,517,345

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

The following table summarizes commitments as of the dates presented.
	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Commitments to extend credit	$263,846	$272,261
Standby letters of credit	16,940	11,333
Total	$280,786	$283,594

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

Goodwill and Intangibles

Intangible assets totaled $815,000 and goodwill, net of accumulated amortization, totaled $11.2 million as of June 30, 2025, compared to intangible assets of $878,000 and goodwill of $8.5 million as of December 31, 2024.

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

The Company’s effective tax rate was 24.5% for the second quarter of 2025, which was consistent with the rate of 24.6% for the same period in 2024. Our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the effect of state income taxes, tax-exempt income earned on certain loans and investments, and nondeductible expenses.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:
	June 30, 2025		December 31, 2024

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity

+400	19.94%	22.19%	17.71%	23.27%
+300	15.88%	21.16%	13.65%	22.34%
+200	11.70%	20.02%	9.54%	21.30%
+100	7.13%	18.75%	5.15%	20.15%
Base	2.15%	17.29%	0.24%	18.82%
-100	-3.00%	15.69%	-4.92%	17.37%
-200	-7.29%	13.93%	-9.83%	15.73%

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

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2025 of our disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, such controls.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 30, 2023, the Company adopted a repurchase plan that authorizes the repurchase of up to 750,000 shares of the Company’s stock. Stock repurchases under the plan will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase plans do not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under these plans will be retired subsequent to acquisition. During the six months ended June 30, 2025, there were no shares purchased under the Company’s repurchase plan.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

None

ITEM 5. Other Information

During the three months ended June 30, 2025, none of our officers or directors adopted or terminated a Rule 10b5-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined under Item 408(a) of Regulation S-K.

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

BANK7 CORP.

DATED:	August 7, 2025	By: /s/ Thomas L. Travis
Thomas L. Travis
Vice Chairman and Chief Executive Officer

DATED:	August 7, 2025	By: /s/ Kelly J. Harris
Kelly J. Harris
Executive Vice President and Chief Financial Officer