Form 10-Q
period 2025-09-30
Bank7 Corp.
filed 2025-11-07
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of November 7, 2025, the registrant had 9,453,390 shares of common stock, par value $0.01, outstanding.

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

Bank7 Corp.
Unaudited Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except par value and share data)

Assets	September 30, 2025 (unaudited)	December 31, 2024

Cash and due from banks	$241,768	$234,196
Interest-bearing time deposits in other banks	14,935	6,719
Available-for-sale debt securities (amortized cost of $58,771 and $66,445 at September 30, 2025 and December 31, 2024, respectively)	54,858	59,941
Loans, net of allowance for credit losses of $19,405 and $17,918 at September 30, 2025 and December 31, 2024, respectively	1,514,822	1,379,465
Loans held for sale	1,883	-
Premises and equipment, net	21,057	18,137
Nonmarketable equity securities	1,169	1,283
Core deposit intangibles	784	878
Goodwill	11,208	8,458
Interest receivable and other assets	28,951	30,731

Total assets	$1,891,435	$1,739,808

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$340,985	$313,258
Interest-bearing	1,295,842	1,202,213

Total deposits	1,636,827	1,515,471

Income taxes payable	146	77
Interest payable and other liabilities	12,726	11,047

Total liabilities	1,649,699	1,526,595

Shareholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding: 9,451,979 and 9,390,211 at September 30, 2025 and December 31, 2024, respectively	95	94
Additional paid-in capital	103,184	101,809
Retained earnings	141,478	116,281
Accumulated other comprehensive loss	(3,021)	(4,971)

Total shareholders’ equity	241,736	213,213

Total liabilities and shareholders’ equity	$1,891,435	$1,739,808

See accompanying notes to Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest Income
Loans, including fees	$30,914	$30,791	$87,207	$89,834
Interest-bearing time deposits in other banks	160	177	406	675
Debt securities, taxable	266	303	827	2,266
Debt securities, tax-exempt	60	69	187	214
Other interest and dividend income	2,317	2,148	7,315	6,221

Total interest income	33,717	33,488	95,942	99,210

Interest Expense
Deposits	10,691	12,271	30,334	34,752

Total interest expense	10,691	12,271	30,334	34,752

Net Interest Income	23,026	21,217	65,608	64,458

Provision for Credit Losses	700	-	700	-

Net Interest Income After Provision for Credit Losses	22,326	21,217	64,908	64,458

Noninterest Income
Mortgage lending income	391	103	1,000	233
Loss on sales, prepayments, and calls of available-for-sale debt securities	(10)	(4)	(10)	(4)
Service charges on deposit accounts	248	233	697	742
Other	1,581	3,345	4,976	7,881

Total noninterest income	2,210	3,677	6,663	8,852

Noninterest Expense
Salaries and employee benefits	5,829	5,333	16,829	15,740
Furniture and equipment	342	258	954	813
Occupancy	668	711	1,890	1,985
Data and item processing	515	498	1,615	1,437
Accounting, marketing and legal fees	221	218	484	582
Regulatory assessments	248	261	545	984
Advertising and public relations	212	129	629	358
Travel, lodging and entertainment	112	87	289	270
Other	2,203	1,903	5,729	5,507

Total noninterest expense	10,350	9,398	28,964	27,676

Income Before Taxes	14,186	15,496	42,607	45,634
Income tax expense	3,342	3,719	10,322	11,045
Net Income	$10,844	$11,777	$32,285	$34,589

Earnings per common share - basic	$1.15	$1.26	$3.42	$3.73
Earnings per common share - diluted	1.13	1.24	3.38	3.68
Weighted average common shares outstanding - basic	9,450,984	9,323,622	9,440,655	9,264,616
Weighted average common shares outstanding - diluted	9,597,914	9,498,318	9,565,726	9,402,214

Other Comprehensive Income

Unrealized gains on securities, net of tax expense of $223 and $515 for the three months ended September 30, 2025 and 2024, respectively; net of tax expense of $642 and $638 for the nine months ended September 30, 2025 and 2024, respectively	$713	$1,628	$1,942	$2,025
Reclassification adjustment for realized losses included in net income net of tax of $2 and $1 for the three months ended September 30, 2025, and 2024, respectively; $2 and $1 for the nine months ended September 30, 2025 and 2024, respectively	8	3	8	3
Other comprehensive income	$721	$1,631	$1,950	$2,028
Comprehensive Income	$11,565	$13,408	$34,235	$36,617

See accompanying notes to Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common Stock (Shares)
Balance at beginning of period	9,449,319	9,253,038	9,390,211	9,197,696
Exercise of employee stock options	1,250	87,819	9,313	106,820
Shares issued for restricted stock units	1,625	625	76,088	52,261
Shares acquired and retired	(215)	(215)	(23,633)	(15,510)
Balance at end of period	9,451,979	9,341,267	9,451,979	9,341,267

Common Stock (Amount)
Balance at beginning of period	$94	$93	$94	$92
Net shares purchased and retired for restricted stock units and issued for stock options	1	-	1	1
Balance at end of period	$95	$93	$95	$93

Additional Paid-in Capital
Balance at beginning of period	$102,321	$98,570	$101,809	$97,417
Shares purchased and retired for restricted stock units	(9)	(7)	(1,026)	(425)
Exercise of stock options	30	1,576	145	1,906
Stock-based compensation expense	842	621	2,256	1,862
Balance at end of period	$103,184	$100,760	$103,184	$100,760

Retained Earnings
Balance at beginning of period	$133,186	$97,891	$116,281	$78,962
Net income	10,844	11,777	32,285	34,589
Cash dividends declared ($0.27 and $0.24 per share for the three months ended September 30, 2025 and 2024, respectively; $0.75 and $0.66 per share for the nine months ended September 30, 2025 and 2024, respectively)	(2,552)	(2,242)	(7,088)	(6,125)
Balance at end of period	$141,478	$107,426	$141,478	$107,426

Accumulated Other Comprehensive Loss
Balance at beginning of period	$(3,742)	$(5,748)	$(4,971)	$(6,145)
Comprehensive income	721	1,631	1,950	2,028
Balance at end of period	$(3,021)	$(4,117)	$(3,021)	$(4,117)

Total Shareholders' equity	$241,736	$204,162	$241,736	$204,162

See accompanying notes to Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in thousands)

	Nine Months Ended September 30,
	2025	2024

Operating Activities
Net income	$32,285	$34,589
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	830	811
Provision for credit losses	700	-
Amortization (Accretion) of premiums and discounts on securities	153	(866)
Gain on sales of loans held for sale	(1,000)	(233)
Net loss on sale of available-for-sale debt securities	10	4
Stock-based compensation expense	2,256	1,862
Gain on sale of premises and equipment	-	(123)
Cash receipts from the sale of loans originated for sale	40,298	13,994
Cash disbursements for loans originated for sale	(41,181)	(13,043)
Deferred income tax expense	25	111
Changes in
Interest receivable and other assets	1,251	3,043
Interest payable and other liabilities	1,450	1,805

Net cash provided by operating activities	37,077	41,954

Investing Activities
Net cash paid for acquisition	(2,750)	-
Maturities of interest-bearing time deposits in other banks	7,213	15,223
Purchases of interest-bearing time deposits in other banks	(15,429)	(6,259)
Maturities, prepayments and calls of available-for-sale debt securities	7,512	191,732
Purchases of available-for-sale debt securities	(40)	(83,877)
Net change in loans	(136,195)	(78,844)
Purchases of premises and equipment	(3,656)	(2,891)
Proceeds from sale of premises and equipment	-	143
Change in nonmarketable equity securities	154	5

Net cash (used in) provided by investing activities	(143,191)	35,232

Financing Activities
Net change in deposits	121,356	(67,175)
Cash dividends paid	(6,790)	(5,815)
Shares purchased and retired for restricted stock units	(1,026)	(425)
Net settlement of stock options	145	1,906
Common stock issued for restricted stock units	1	1

Net cash provided by (used in) financing activities	113,686	(71,508)

Net Increase in Cash and Due from Banks	7,572	5,678

Cash and Due from Banks, Beginning of Period	234,196	181,042

Cash and Due from Banks, End of Period	$241,768	$186,720

Supplemental Disclosure of Cash Flows Information
Interest paid	$30,345	$34,701
Income taxes paid	$10,419	$10,872
Dividends declared and not paid	$2,552	$2,242

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Recent Accounting Pronouncements

Standards Not Yet Adopted:

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). This update provides targeted refinements to the scope of derivative accounting. The standard is effective for annual periods beginning after December 15, 2026. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This update amends the accounting for costs capitalized for internal-use software. The Company utilizes third-party software primarily through service and subscription arrangements, and as such, does not capitalize significant costs related to internal-use software. Accordingly, the adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides a practical expedient allowing entities to assume that current economic conditions will remain unchanged for the life of short-term financial assets, such as trade receivables, that arise from contracts with customers. The standard is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of this new guidance, but does not expect its adoption to have a material impact on its consolidated financial statements.

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

The Company had oil and gas assets and related receivables included in “interest receivable and other assets” on the consolidated balance sheets of $9.8 million and $12.1 million, and assets retirement obligations and oil and gas related liabilities included in “interest payable and other liabilities” on the consolidated balance sheets of $0.9 million and $0.9 million as of September 30, 2025 and December 31, 2024, respectively.

The Company had oil and gas related revenues included in “Other” noninterest income on the consolidated statements of comprehensive income of $1.3 million and $2.9 million, and oil and gas related expenses included in “Other” noninterest expense on the consolidated statements of comprehensive income of $1.4 million and $1.2 million for the three months ended September 30, 2025 and September 30, 2024, respectively. The Company had oil and gas related revenues included in “Other” noninterest income on the consolidated statements of comprehensive income of $4.0 million and $6.7 million, and oil and gas related expenses included in “Other” noninterest expense on the consolidated statements of comprehensive income of $3.4 million and $3.5 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

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

The following table shows the computation of basic and diluted earnings per share:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2025	2024	2025	2024
(Dollars in thousands, except share and per share amounts)
Numerator
Net income	$10,844	$11,777	$32,285	$34,589

Denominator
Weighted-average shares outstanding for basic earnings per share	9,450,984	9,323,622	9,440,655	9,264,616
Dilutive effect of stock compensation(1)	146,930	174,696	125,071	137,598
Denominator for diluted earnings per share	9,597,914	9,498,318	9,565,726	9,402,214

Earnings per common share
Basic	$1.15	$1.26	$3.42	$3.73
Diluted	$1.13	$1.24	$3.38	$3.68

(1) The following have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented: Nonqualified stock options outstanding of 0 and 0 for the three month periods ended September 30, 2025 and 2024, respectively, and 0 and 0 for the nine month periods ended September 30, 2025 and 2024, respectively; Restricted stock units of 0 and 0 for the three month periods ended September 30, 2025 and 2024, respectively, and 0 and 0 for the nine month periods ended September 30, 2025 and 2024, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 4: Debt Securities

The following table summarizes the amortized cost and fair value of debt securities available-for-sale at September 30, 2025 and December 31, 2024 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross Unrealized	Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale as of September 30, 2025
U.S. federal agencies	$28	$-	$-	$28
Mortgage-backed securities(1)(2)	28,487	-	(2,150)	26,337
State and political subdivisions	18,742	1	(726)	18,017
U.S. treasuries	6,014	-	(452)	5,562
Corporate debt securities	5,500	-	(586)	4,914
Total available-for-sale	58,771	1	(3,914)	54,858
Total debt securities	$58,771	$1	$(3,914)	$54,858

		Gross Unrealized	Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale as of December 31, 2024
U.S. federal agencies	$64	$-	$-	$64
Mortgage-backed securities(1)(2)	33,704	-	(3,508)	30,196
State and political subdivisions	21,156	-	(1,430)	19,726
U.S. treasuries	6,021	-	(695)	5,326
Corporate debt securities	5,500	-	(871)	4,629
Total available-for-sale	66,445	-	(6,504)	59,941
Total debt securities	$66,445	$-	$(6,504)	$59,941

(1) All mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities.
(2) Included in amortized cost of mortgage-backed securities is $19.70 million and $21.97 million of residential mortgage-backed securities and $8.79 million and $11.73 million of commercial mortgage-backed securities as of September 30, 2025 and December 31, 2024, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The amortized cost and estimated fair value of investment securities at September 30, 2025 and December 31, 2024, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of September 30, 2025
Due in one year or less	$3,143	$3,118
Due after one year through five years	14,809	14,202
Due after five years through ten years	12,332	11,201
Due after ten years	-	-
Mortgage-backed securities	28,487	26,337
Total available-for-sale	$58,771	$54,858

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of December 31, 2024
Due in one year or less	$2,061	$2,028
Due after one year through five years	16,345	15,315
Due after five years through ten years	14,335	12,402
Due after ten years	-	-
Mortgage-backed securities	33,704	30,196
Total available-for-sale	$66,445	$59,941

There were no holdings of securities of issuers in an amount greater than 10% of stockholders’ equity at September 30, 2025.

The following table presents a summary of realized gains and losses from the sale, prepayment and call of debt securities for the three and nine months ended September 30, 2025 and September 30, 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands)
Proceeds from sales, maturities, prepayments and calls	$3,197	$3,196	$7,512	$191,732

Gross realized gains on sales, prepayments and calls	-	-	-	-
Gross realized losses on sales, prepayments and calls	(10)	(4)	(10)	(4)
Total realized (losses), net	$(10)	$(4)	$(10)	$(4)

The following table details book value of pledged securities as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Book value of pledged securities	$17,389	$19,071

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table details gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024. As of September 30, 2025, the Company had the ability and intent to hold the debt securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased or acquired. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statements of comprehensive income. As of September 30, 2025 and December 31, 2024, there was no allowance for credit losses recorded related to investment securities.

		Less than Twelve Months		Twelve Months or Longer		Total
	Number of		Gross Unrealized		Gross Unrealized		Gross Unrealized
	Investments	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(in thousands)
Available-for-sale as of September 30, 2025
U.S. federal agencies	1	$-	$-	$2	$-	$2	$-
Mortgage-backed securities	24	-	-	26,337	(2,150)	26,337	(2,150)
State and political subdivisions(1)	55	-	-	17,442	(726)	17,442	(726)
U.S. treasuries	6	-	-	5,562	(452)	5,562	(452)
Corporate debt securities(2)	4	-	-	4,914	(586)	4,914	(586)
Total available-for-sale	90	$-	$-	$54,257	$(3,914)	$54,257	$(3,914)

		Less than Twelve Months		Twelve Months or Longer		Total
	Number of		Gross Unrealized		Gross Unrealized		Gross Unrealized
	Investments	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(in thousands)
Available-for-sale as of December 31, 2024
U.S. federal agencies	2	$-	$-	$64	$-	$64	$-
Mortgage-backed securities	30	-	-	30,196	$(3,508)	30,196	(3,508)
State and political subdivisions(1)	62	499	-	19,227	$(1,430)	19,726	(1,430)
U.S. treasuries	6	-	-	5,326	$(695)	5,326	(695)
Corporate debt securities(2)	4	-	-	4,629	$(871)	4,629	(871)
Total available-for-sale	104	$499	$-	$59,442	$(6,504)	$59,941	$(6,504)

(1) The state and political subdivision securities, $16.57 million and $17.83 million are rated BBB+ or better and $1.45 million and $1.90 million are not rated as of September 30, 2025 and December 31, 2024, respectively.
(2) The corporate debt securities are not rated.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 5: Loans and Allowance for Credit Losses

A summary of loans at September 30, 2025 and December 31, 2024, are as follows (dollars in thousands):

	September 30, 2025	December 31, 2024

Construction & development	$194,000	$167,685
1 - 4 family real estate	119,318	121,047
Commercial real estate - other	557,587	511,304
Total commercial real estate	870,905	800,036

Commercial & industrial	575,530	507,023
Agricultural	76,337	77,922
Consumer	14,504	14,312

Gross loans	1,537,276	1,399,293

Less allowance for credit losses	(19,405)	(17,918)
Less deferred loan fees	(3,049)	(1,910)

Net loans	$1,514,822	$1,379,465

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents, by portfolio segment, the activity in the allowance for credit losses for the three months ended September 30, 2025 and 2024 (dollars in thousands):

	Construction &	1 - 4 Family	Commercial Real Estate -	Commercial
	Development	Real Estate	Other	& Industrial	Agricultural	Consumer	Total

September 30, 2025
Loans
Balance, beginning of period	$1,276	$1,099	$7,403	$7,011	$951	$482	$18,222
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	482	1	-	483
Net (charge-offs) recoveries	-	-	-	482	1	-	483

Provision (credit) for credit losses	(73)	(123)	(258)	1,232	(25)	(53)	700
Balance, end of period	$1,203	$976	$7,145	$8,725	$927	$429	$19,405

Unfunded Commitments
Balance, beginning of period	$200	$6	$47	$166	$42	$3	$464
Provision (credit) for credit losses	(97)	35	(14)	88	(12)	-	-
Balance, end of period	$103	$41	$33	$254	$30	$3	$464

Total allowance for credit losses and reserve for unfunded commitments	$1,306	$1,017	$7,178	$8,979	$957	$432	$19,869
Total provision (credit) for credit losses	$(170)	$(88)	$(272)	$1,320	$(37)	$(53)	$700

			Commercial
	Construction &	1 - 4 Family	Real Estate -	Commercial
	Development	Real Estate	Other	& Industrial	Agricultural	Consumer	Total

September 30, 2024
Loans
Balance, beginning of period	$1,810	$1,491	$6,912	$6,601	$698	$260	$17,772

Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	98	3	-	101
Net (charge-offs) recoveries	-	-	-	98	3	-	101

Provision (credit) for credit losses	(158)	(113)	(64)	385	(22)	(28)	-
Balance, end of period	$1,652	$1,378	$6,848	$7,084	$679	$232	$17,873

Unfunded Commitments
Balance, beginning of period	$154	$6	$10	$278	$13	$3	$464
Provision (credit) for credit losses	23	(2)	(4)	(19)	2	-	-
Balance, end of period	$177	$4	$6	$259	$15	$3	$464

Total allowance for credit losses and reserve for unfunded commitments	$1,829	$1,382	$6,854	$7,343	$694	$235	$18,337
Total provision (credit) for credit losses	$(135)	$(115)	$(68)	$366	$(20)	$(28)	$-

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents, by portfolio segment, the activity in the allowance for credit losses for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

			Commercial
	Construction &	1 - 4 Family	Real Estate -	Commercial
	Development	Real Estate	Other	& Industrial	Agricultural	Consumer	Total

September 30, 2025
Loans
Balance, beginning of period	$1,223	$1,313	$6,992	$6,797	$1,106	$487	$17,918
Charge-offs	-	-	(197)	-	-	(3)	(200)
Recoveries	-	-	17	963	4	3	987
Net (charge-offs) recoveries	-	-	(180)	963	4	-	787

Provision (credit) for credit losses	(20)	(337)	333	965	(183)	(58)	700
Balance, end of period	$1,203	$976	$7,145	$8,725	$927	$429	$19,405

Unfunded Commitments
Balance, beginning of period	$202	$6	$9	$230	$14	$3	$464
Provision (credit) for credit losses	(99)	35	24	24	16	-	-
Balance, end of period	$103	$41	$33	$254	$30	$3	$464

Total allowance for credit losses and reserve for unfunded commitments	$1,306	$1,017	$7,178	$8,979	$957	$432	$19,869
Total provision (credit) for credit losses	$(119)	$(302)	$357	$989	$(167)	$(58)	$700

			Commercial
	Construction &	1 - 4 Family	Real Estate -	Commercial
	Development	Real Estate	Other	& Industrial	Agricultural	Consumer	Total

September 30, 2024
Loans
Balance, beginning of period	$1,417	$1,271	$6,889	$9,237	$628	$249	$19,691
Charge-offs	-	-	-	(2,000)	-	-	(2,000)
Recoveries	-	-	-	176	6	-	182
Net (charge-offs) recoveries	-	-	-	(1,824)	6	-	(1,818)

Provision (credit) for credit losses	235	107	(41)	(329)	45	(17)	-
Balance, end of period	$1,652	$1,378	$6,848	$7,084	$679	$232	$17,873

Unfunded Commitments
Balance, beginning of period	$158	$4	$8	$280	$11	$3	$464
Provision (credit) for credit losses	19	-	(2)	(21)	4	-	-
Balance, end of period	$177	$4	$6	$259	$15	$3	$464

Total allowance for credit losses and reserve for unfunded commitments	$1,829	$1,382	$6,854	$7,343	$694	$235	$18,337
Total provision (credit) for credit losses	$254	$107	$(43)	$(350)	$49	$(17)	$-

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

The Company evaluates the definitions of loan grades and the allowance for credit losses methodology on an ongoing basis.  No changes were made to either during the period ended September 30, 2025.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables presents the amortized cost of the Company’s loan portfolio by year of origination based on internal rating category as of September 30, 2025 and December 31, 2024, respectively (dollars in thousands).

As of September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development
Grade
1 (Pass)	$31,181	$24,395	$767	$126	$222	$104	$135,239	$192,034
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	1,323	-	-	-	-	-	1,323
4 (Substandard)	563	-	-	-	-	80	-	643
Total construction & development	31,744	25,718	767	126	222	184	135,239	194,000
1 - 4 family real estate
Grade
1 (Pass)	43,895	30,800	18,747	8,710	5,361	4,761	7,044	119,318
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total 1 - 4 family real estate	43,895	30,800	18,747	8,710	5,361	4,761	7,044	119,318
Commercial real estate - other
Grade
1 (Pass)	187,985	91,338	78,075	96,728	16,673	10,292	49,347	530,438
2 (Watch)	-	-	18,199	-	-	-	-	18,199
3 (Special Mention)	-	7,449	-	-	-	-	-	7,449
4 (Substandard)	1,423	-	-	-	-	78	-	1,501
Total commercial real estate - other	189,408	98,787	96,274	96,728	16,673	10,370	49,347	557,587
Commercial and industrial
Grade
1 (Pass)	235,918	45,753	32,898	25,837	2,979	3,822	167,815	515,022
2 (Watch)	-	-	-	-	-	-	35,616	35,616
3 (Special Mention)	18,260	690	-	-	-	-	125	19,075
4 (Substandard)	2,297	3,520	-	-	-	-	-	5,817
Total commercial and industrial	256,475	49,963	32,898	25,837	2,979	3,822	203,556	575,530
Agricultural
Grade
1 (Pass)	15,140	20,716	4,566	4,119	4,812	1,805	20,997	72,155
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	2,452	150	-	-	625	-	955	4,182
4 (Substandard)	-	-	-	-	-	-	-	-
Total agricultural	17,592	20,866	4,566	4,119	5,437	1,805	21,952	76,337
Consumer
Grade
1 (Pass)	4,754	2,399	1,058	476	791	2,643	2,112	14,233
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	271	-	-	271
Total consumer	4,754	2,399	1,058	476	1,062	2,643	2,112	14,504

Total loans	$543,868	$228,533	$154,310	$135,996	$31,734	$23,585	$419,250	$1,537,276

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development
Grade
1 (Pass)	$40,129	$6,197	$2,042	$370	$104	$111	$116,910	$165,863
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	1,259	-	-	-	-	-	-	1,259
4 (Substandard)	563	-	-	-	-	-	-	563
Total construction & development	41,951	6,197	2,042	370	104	111	116,910	167,685
1 - 4 family real estate
Grade
1 (Pass)	56,013	31,274	13,488	6,381	3,729	1,920	8,242	121,047
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total 1 - 4 family real estate	56,013	31,274	13,488	6,381	3,729	1,920	8,242	121,047
Commercial real estate - other
Grade
1 (Pass)	124,421	141,303	137,497	18,352	14,589	5,323	57,350	498,835
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	7,493	-	-	-	-	-	-	7,493
4 (Substandard)	4,426	447	-	-	-	103	-	4,976
Total commercial real estate - other	136,340	141,750	137,497	18,352	14,589	5,426	57,350	511,304
Commercial and industrial
Grade
1 (Pass)	126,745	78,446	41,532	3,608	1,049	3,736	238,396	493,512
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	558	-	-	-	-	-	3,259	3,817
4 (Substandard)	9,417	-	-	-	-	-	277	9,694
Total commercial and industrial	136,720	78,446	41,532	3,608	1,049	3,736	241,932	507,023
Agricultural
Grade
1 (Pass)	31,491	6,308	4,741	6,135	1,823	1,140	23,258	74,896
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	201	-	-	-	1,831	-	994	3,026
4 (Substandard)	-	-	-	-	-	-	-	-
Total agricultural	31,692	6,308	4,741	6,135	3,654	1,140	24,252	77,922
Consumer
Grade
1 (Pass)	4,904	1,866	771	1,358	1,689	2,020	1,704	14,312
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total consumer	4,904	1,866	771	1,358	1,689	2,020	1,704	14,312

Total loans	$407,620	$265,841	$200,071	$36,204	$24,814	$14,353	$450,390	$1,399,293

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables presents the gross charge-offs of the Company’s loan portfolio by year of origination based on internal rating category for the nine months ended September 30, 2025 and September 30, 2024, respectively (dollars in thousands).

For the nine months ended September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development	$-	$-	$-	$-	$-	$-	$-	$-
1 - 4 family real estate	-	-	-	-	-	-	-	-
Commercial real estate - other	-	197	-	-	-	-	-	197
Commercial and industrial	-	-	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-	-	-
Consumer	-	3	-	-	-	-	-	3
Total current-period gross charge-offs	$-	$200	$-	$-	$-	$-	$-	$200

For the nine months ended September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development	$-	$-	$-	$-	$-	$-	$-	$-
1 - 4 family real estate	-	-	-	-	-	-	-	-
Commercial real estate - other	-	-	-	-	-	-	-	-
Commercial and industrial	-	2,000	-	-	-	-	-	2,000
Agricultural	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total current-period gross charge-offs	$-	$2,000	$-	$-	$-	$-	$-	$2,000

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Aged Analysis of Past Due Loans Receivable

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	Past Due						Total Loans
	30–59	60–89	Greater than			Total	> 90 Days &
	Days	Days	90 Days	Total	Current	Loans	Accruing

September 30, 2025
Construction & development	$-	$80	$-	$80	$193,920	$194,000	$-
1 - 4 family real estate	43	-	-	43	119,275	119,318	-
Commercial real estate - other	-	-	-	-	557,587	557,587	-
Commercial & industrial	19	-	3,457	3,476	572,054	575,530	-
Agricultural	240	-	-	240	76,097	76,337	-
Consumer	-	271	-	271	14,233	14,504	-

Total	$302	$351	$3,457	$4,110	$1,533,166	$1,537,276	$-

December 31, 2024
Construction & development	$-	$-	$-	$-	$167,685	$167,685	$-
1 - 4 family real estate	-	-	-	-	121,047	121,047	-
Commercial real estate - other	103	-	3,426	3,529	507,775	511,304	-
Commercial & industrial	403	5	-	408	506,615	507,023	-
Agricultural	-	-	-	-	77,922	77,922	-
Consumer	97	-	-	97	14,215	14,312	-

Total	$603	$5	$3,426	$4,034	$1,395,259	$1,399,293	$-

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonaccrual Loans

The following table presents information regarding nonaccrual loans as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	With an Allowance	No Allowance	Total Non- Accrual Loans	Related Allowance
September 30, 2025
Construction & development	$-	$-	$-	$-
1 - 4 Family real estate	-	-	-	-
Commercial real estate - other	-	78	78	-
Commercial & industrial	63	5,176	5,239	63
Agricultural	-	-	-	-
Consumer	-	-	-	-

Total	$63	$5,254	$5,317	$63

	With an Allowance	No Allowance	Total Non- Accrual Loans	Related Allowance
December 31, 2024
Construction & development	$-	$-	$-	$-
1 - 4 Family real estate	-	-	-	-
Commercial real estate - other	2,980	550	3,530	217
Commercial & industrial	83	3,557	3,640	83
Agricultural	-	-	-	-
Consumer	-	-	-	-

Total	$3,063	$4,107	$7,170	$300

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the three months ended September 30, 2025 and 2024, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent.  At a minimum, the estimated value of the collateral for loan equals the current book value.

The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows (dollars in thousands):

	Collateral Type
	Real Estate	Business Assets	Total	Specific Allocation

September 30, 2025
Construction & development	$-	$563	$563	$-
1 - 4 Family real estate	-	-	-	-
Commercial real estate - other	1,423	78	1,501	-
Commercial & industrial	-	5,754	5,754	-
Agricultural	-	-	-	-
Consumer	351	-	351	-

Total	$1,774	$6,395	$8,169	$-

	Collateral Type
	Real Estate	Business Assets	Total	Specific Allocation

December 31, 2024
Construction & development	$-	$563	$563	$-
1 - 4 Family real estate	-	-	-	-
Commercial real estate - other	4,426	550	4,976	217
Commercial & industrial	-	9,609	9,609	-
Agricultural	-	-	-	-
Consumer	-	-	-	-

Total	$4,426	$10,722	$15,148	$217

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

During the three months ended September 30, 2025, the Company modified no loans to borrowers experiencing financial difficulty.

During the nine months ended September 30, 2025, the Company modified eight loans for borrowers experiencing financial difficulty. Six of these modifications were related to a single borrower relationship and consisted of one construction and development loan and five commercial and industrial loans, all of which received term extensions. The remaining two modifications involved one commercial real estate loan and one commercial and industrial loan, both of which received a term extension and a payment delay. As of September 30, 2025, the period-end amortized cost basis of these modified loans was as follows:
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

The Company closely monitors the performance of loans modified for borrowers experiencing financial difficulty. There were no loans modified for borrowers experiencing financial difficulty that subsequently defaulted during the 12-month period ended September 30, 2025.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 6: Shareholders’ Equity

On October 26, 2023, the Company adopted a Repurchase Plan (the “Plan”) authorizing the repurchase of up to 750,000 shares of the Company’s stock. On August 20, 2025, the Board of Directors approved the renewal of the Plan. Stock repurchases under the Plan take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. The Plan may be suspended or discontinued at any time. There were no share repurchases under the Plan during the period ending September 30, 2025.

A summary of the activity under the repurchase plan is as follows:

	Nine Months Ended September 30,
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I, and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of September 30, 2025, that the Company and Bank meet all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of September 30, 2025, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company’s and Bank’s actual capital amounts and ratios are presented in the following table as of September 30, 2025 and December 31, 2024 (dollars in thousands):

							Minimum
							To Be Well Capitalized
			Minimum		With Capital		Under Prompt
	Actual		Capital Requirements		Conservation Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2025

Total capital to risk-weighted assets
Company	$252,632	15.43%	$130,948	8.00%	$171,870	10.50%	N/A	N/A
Bank	252,591	15.44%	130,867	8.00%	171,763	10.50%	$163,584	10.00%
Tier I capital to risk-weighted assets
Company	232,763	14.22%	98,211	6.00%	139,133	8.50%	N/A	N/A
Bank	232,723	14.23%	98,151	6.00%	139,047	8.50%	130,867	8.00%

Common equity tier I capital to risk-weighted assets Company	232,763	14.22%	73,658	4.50%	114,580	7.00%	N/A	N/A
Bank	232,723	14.23%	73,613	4.50%	114,509	7.00%	106,330	6.50%
Tier I capital to average assets
Company	232,763	12.71%	73,244	4.00%	N/A	N/A	N/A	N/A
Bank	232,723	12.71%	73,244	4.00%	N/A	N/A	91,555	5.00%

As of December 31, 2024

Total capital to risk-weighted assets
Company	$227,229	15.21%	$119,489	8.00%	$156,830	10.50%	N/A	N/A
Bank	227,189	15.22%	119,408	8.00%	156,723	10.50%	$149,260	10.00%
Tier I capital to risk-weighted assets
Company	208,847	13.98%	89,617	6.00%	126,957	8.50%	N/A	N/A
Bank	208,807	13.99%	89,556	6.00%	126,871	8.50%	119,408	8.00%

Common equity tier I capital to risk-weighted assets Company	208,847	13.98%	67,213	4.50%	104,553	7.00%	N/A	N/A
Bank	208,807	13.99%	67,167	4.50%	104,482	7.00%	97,019	6.50%
Tier I capital to average assets
Company	208,847	12.19%	68,558	4.00%	N/A	N/A	N/A	N/A
Bank	208,807	12.18%	68,558	4.00%	N/A	N/A	85,698	5.00%

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

As of September 30, 2025, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At September 30, 2025, approximately $84.0 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 7: Related-Party Transactions

At September 30, 2025 and December 31, 2024, the Company had no loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties).

The Bank leases office and retail banking space in Oklahoma City and Woodward, Oklahoma from Central Park on Lincoln, LLC and Haines Realty Investments Company, LLC, respectively, both related parties of the Company.  Lease payments totaled $82,000 and $75,000 for the three months ended September 30, 2025 and 2024, respectively and $245,000 and $205,000 for the nine months ended September 30, 2025 and 2024, respectively. In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 8: Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to the maximum legal limit with the Company matching up to 5% of the employee’s salary. Employer contributions charged to expense for the three months ended September 30, 2025 and 2024 totaled $89,000 and $98,000, respectively. Employer contributions charged to expense for the nine months ended September 30, 2025 and 2024 totaled $338,000 and $331,000, respectively.

Stock-Based Compensation

The Company adopted an equity incentive plan (the “Bank7 Corp. 2018 Equity Incentive Plan”) in September 2018. The Incentive Plan permits the grant of restricted stock units and nonqualified incentive stock options.  The Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Incentive Plan for the three months ended September 30, 2025 and 2024 totaled $842,000 and $621,000, respectively. Compensation expense related to the Incentive Plan for the nine months ended September 30, 2025 and 2024 totaled $2.3 million and $1.9 million, respectively There were 621,529 shares available for future grants as of September 30, 2025.

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

The following table is a summary of the stock option activity under the Bank7 Corp. 2018 Equity Incentive Plan (dollar amounts in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Nine Months Ended September 30, 2025
Outstanding at December 31, 2024	75,688	$16.79
Options granted	-	-
Options exercised	(9,313)	15.59
Options forfeited	-	-
Outstanding at September 30, 2025	66,375	16.96	4.21	$1,945,590
Exercisable at September 30, 2025	64,625	$16.76	4.14	$1,906,950

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Nine Months Ended September 30, 2024
Outstanding at December 31, 2023	220,939	$17.52
Options granted	-	-
Options exercised	(106,820)	17.85
Options forfeited	-	-
Outstanding at September 30, 2024	114,119	17.21	5.06	$2,312,535
Exercisable at September 30, 2024	92,305	$17.57	4.72	$1,836,558

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

There were no new grants for the three months ended September 30, 2025 and 2024.

The following table summarizes share information about RSUs for the nine months ended September 30, 2025 and 2024:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Nine Months Ended September 30, 2025
Outstanding at December 31, 2024	236,239	$27.54
Shares granted	108,803	44.33
Shares vested	(76,088)	27.13
Shares forfeited	-	-
End of the period balance	268,954	$34.45

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Nine Months Ended September 30, 2024
Outstanding at December 31, 2023	211,461	$26.98
Shares granted	100,606	27.34
Shares vested	(52,261)	27.00
Shares forfeited	(4,375)	28.39
End of the period balance	255,431	$27.10

As of September 30, 2025, there was approximately $7.3 million of unrecognized compensation expense related to 268,954 unvested RSUs and $9,000 of unrecognized compensation expense related to 66,375 unvested and/or unexercised stock options. The stock option expense is expected to be recognized over a weighted average period of 0.91 years, and the RSU expense is expected to be recognized over a weighted average period of 3.80 years.

As of September 30, 2024, there was approximately $5.4 million of unrecognized compensation expense related to 255,431 unvested RSUs and $52,000 of unrecognized compensation expense related to 114,119 unvested and/or unexercised stock options. The stock option expense is expected to be recognized over a weighted average period of 0.85 years, and the RSU expense is expected to be recognized over a weighted average period of 3.28 years.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Nonrecurring Measurements

There were no assets measured at fair value on a nonrecurring basis at September 30, 2025.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Unobservable (Level 3) Inputs

There were no assets measured at a Level 3 fair value at September 30, 2025.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2024 (dollars in thousands):

		Valuation	Unobservable
	Fair Value	Technique	Inputs
December 31, 2024
Collateral-dependent loans	$3,209	Estimated cash to be received pending liquidation of collateral	Estimated cost to sell

The following table presents estimated fair values of the Company’s financial instruments not recorded at fair value at September 30, 2025 and December 31, 2024 (dollars in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
September 30, 2025

Financial Assets
Cash and due from banks	$241,768	$241,768	$-	$-	$241,768
Interest-bearing time deposits in other banks	14,935	-	14,935	-	14,935
Loans, net	1,514,822	-	1,533,603	-	1,533,603
Loans held for sale	1,883	-	1,883	-	1,883
Nonmarketable equity securities	1,169	-	1,169	-	1,169
Interest receivable	9,097	-	9,097	-	9,097

Financial Liabilities
Deposits	$1,636,827	$-	$1,636,553	$-	$1,636,553
Interest payable	1,174	-	1,174	-	1,174

December 31, 2024

Financial Assets
Cash and due from banks	$234,196	$234,196	$-	$-	$234,196
Interest-bearing time deposits in other banks	6,719	-	6,719	-	6,719
Loans, net	1,379,465	-	1,392,299	3,209	1,395,508
Nonmarketable equity securities	1,283	-	1,283	-	1,283
Interest receivable	8,841	-	8,841	-	8,841

Financial Liabilities
Deposits	$1,515,471	$-	$1,515,023	$-	$1,515,023
Interest payable	1,182	-	1,182	-	1,182

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

Loans and Loans Held for Sale

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

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, considering the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at September 30, 2025 and December 31, 2024.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 10: Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets.  The following summarizes those financial instruments with contract amounts representing credit risk as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30,	December 31,
	2025	2024
Commitments to extend credit	$311,383	$272,261
Financial and performance standby letters of credit	13,507	11,333
	$324,890	$283,594

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

The reserve for unfunded loan commitments totaled $464,000 at September 30, 2025 and December 31, 2024.

Note 11: Significant Estimates and Concentrations

GAAP requires disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for credit losses are reflected in Note 6 regarding loans.  Current vulnerabilities due to off-balance sheet credit risk are discussed in Note 10.

As of September 30, 2025, hospitality loans were 19% of gross total loans with outstanding balances of $292.3 million and unfunded commitments of $2.3 million; energy loans were 11% of gross total loans with outstanding balances of $168.5 million and unfunded commitments of $66.2 million.

The Company evaluates goodwill for potential goodwill impairment on an annual basis or more often based on consideration if any impairment indicators have occurred. A prolonged strain on the U.S. economy impacting the Company could result in goodwill being partially or fully impaired. At September 30, 2025, goodwill of $11.2 million was recorded on the consolidated balance sheet.

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

Q3 2025 Overview

We reported total loans of $1.53 billion as of September 30, 2025, an increase of $96.7 million, or 6.7%, from September 30, 2024. Total deposits were $1.64 billion as of September 30, 2025, an increase of $112.6 million, or 7.4%, as compared to September 30, 2024.

Pre-tax net income was $14.2 million, a decrease of $1.3 million, or 8.5%, for the three months ended September 30, 2025 as compared to pre-tax net income of $15.5 million for the same period in 2024. Pre-tax net income was $42.6 million, a decrease of $3.0 million, or 6.6%, for the nine months ended September 30, 2025 as compared to pre-tax net income of $45.6 million for the same period in 2024.

Return on average assets and return on average equity was 2.33% and 18.11%, respectively for the three months ended September 30, 2025, as compared to 2.73% and 23.67%, respectively, for the same period in 2024. Return on average assets and return on average equity was 2.41% and 18.96%, respectively for the nine months ended September 30, 2025, as compared to 2.68% and 24.79%, respectively, for the same period in 2024. Our efficiency ratio for the three months ended September 30, 2025 was 41.12% as compared to 37.87% for the same period in 2024. Our efficiency ratio for the nine months ended September 30, 2025 was 39.94% as compared to 37.58% for the same period in 2024.

The provision for credit losses for the three months ended September 30, 2025 increased $0.7 million, or 100.0%, as compared to the same period in 2024. The provision for credit losses for the nine months ended September 30, 2025 increased $0.7 million, or 100.0%, as compared to the same period in 2024. The provision expense for the three and nine months ended September 30, 2025 was related to loan growth in the third quarter of 2025.

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

	Net Interest Margin
	For the Three Months Ended September 30,
	2025			2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments	$228,755	$2,477	4.30%	$191,583	$2,325	4.81%
Debt securities, taxable	45,853	266	2.30	51,172	303	2.35
Debt securities, tax exempt(1)	11,972	60	1.99	16,889	69	1.62
Loans held for sale	1,780	-	-	250	-	-
Total loans(2)	1,512,147	30,914	8.11	1,418,512	30,791	8.61
Total interest-earning assets	1,800,507	$33,717	7.43	1,678,406	$33,488	7.92
Noninterest-earning assets	42,578			40,002
Total assets	$1,843,085			$1,718,408

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$1,040,322	$8,388	3.20%	$922,117	$9,237	3.97%
Time deposits	233,433	2,303	3.91	253,640	3,034	4.75
Total interest-bearing deposits	1,273,755	10,691	3.33	1,175,757	12,271	4.14
Total interest-bearing liabilities	1,273,755	10,691	3.33	1,175,757	12,271	4.14

Noninterest-bearing liabilities:
Noninterest-bearing deposits	320,238			332,487
Other noninterest-bearing liabilities	11,501			12,221
Total noninterest-bearing liabilities	331,739			344,708
Shareholders' equity	237,591			197,943
Total liabilities and shareholders' equity	$1,843,085			$1,718,408

Net interest income		$23,026			$21,217
Net interest spread			4.10%			3.78%
Net interest margin			5.07%			5.02%

(1)	Taxable-equivalent yield of 2.60% as of September 30, 2025, applying a 23.6% effective tax rate.
(2)	Average loan balances include monthly average nonaccrual loans of $5.4 million and $7.4 million as of September 30, 2025 and September 30, 2024, respectively, are included in loans.

For the third quarter of 2025 compared to the third quarter of 2024:
-	Interest income on total loans totaled $30.9 million, an increase of $123,000 or 0.4%;
-
Yields on our interest-earning assets totaled 7.43%, a decrease of 49 basis points which was primarily attributable to lower loan yields of 50 basis points, and a decrease in yield on short-term investments of 51 basis points; and

-	Net interest margin was 5.07% compared to 5.02%.

	Net Interest Margin
	For the Nine Months Ended September 30,
	2025			2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments	$238,118	$7,721	4.34%	$180,426	$6,896	5.09%
Debt securities, taxable	47,248	827	2.34	103,507	2,266	2.92
Debt securities, tax exempt(1)	12,327	187	2.03	17,468	214	1.63
Loans held for sale	1,453	-	-	281	-	-
Total loans(2)	1,453,557	87,207	8.02	1,381,200	89,834	8.66
Total interest-earning assets	1,752,703	$95,942	7.32	1,682,882	$99,210	7.85
Noninterest-earning assets	41,871			39,499
Total assets	$1,794,574			$1,722,381

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$1,001,583	$23,182	3.09%	$872,635	$25,726	3.93%
Time deposits	235,278	7,152	4.06	255,348	9,026	4.71
Total interest-bearing deposits	1,236,861	30,334	3.28	1,127,983	34,752	4.10
Total interest-bearing liabilities	1,236,861	30,334	3.28	1,127,983	34,752	4.10

Noninterest-bearing liabilities:
Noninterest-bearing deposits	319,346			395,822
Other noninterest-bearing liabilities	10,657			12,219
Total noninterest-bearing liabilities	330,003			408,041
Shareholders' equity	227,710			186,357
Total liabilities and shareholders' equity	$1,794,574			$1,722,381

Net interest income		$65,608			$64,458
Net interest spread			4.04%			3.75%
Net interest margin			5.00%			5.10%

(1)	Taxable-equivalent yield of 2.68% as of September 30, 2025, applying a 24.2% effective tax rate.
(2)	Average loan balances include monthly average nonaccrual loans of $5.9 million and $13.9 million as of September 30, 2025 and September 30, 2024, respectively, are included in loans.

For the first nine months of 2025 compared to the same period in 2024:
-	Interest income on total loans totaled $87.2 million, a decrease of $2.6 million or 2.9%, due to decreased loan yields as discussed below;
-
Yields on our interest-earning assets totaled 7.32%, a decrease of 53 basis points which was primarily attributable to lower loan yields of 64 basis points, and a decrease in yield on taxable debt securities of 58 basis points; and

-	Net interest margin was 5.00% compared to 5.10%.

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

	Analysis of Changes in Interest Income and Expenses
	For the Three Months Ended
	September 30, 2025 vs 2024
	Change due to:
	Volume(1)	Rate(1)	Interest
			Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$451	$(299)	$152
Debt securities	(52)	6	(46)
Total loans	2,032	(1,909)	123
Total increase (decrease) in interest income	2,431	(2,202)	229

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	1,183	(2,032)	(849)
Time deposits	(242)	(489)	(731)
Total interest-bearing deposits	941	(2,521)	(1,580)
Total increase (decrease) in interest expense	941	(2,521)	(1,580)

Increase (Decrease) in net interest income	$1,490	$319	$1,809

	Analysis of Changes in Interest Income and Expenses
	For the Nine Months Ended
	September 30, 2025 vs 2024
	Change due to:
	Volume(1)	Rate(1)	Interest
			Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$2,196	$(1,371)	$825
Debt securities	(1,292)	(174)	(1,466)
Total loans	4,687	(7,314)	(2,627)
Total increase (decrease) in interest income	5,591	(8,859)	(3,268)

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	3,790	(6,334)	(2,544)
Time deposits	(707)	(1,167)	(1,874)
Total interest-bearing deposits	3,083	(7,501)	(4,418)
Total increase (decrease) in interest expense	3,083	(7,501)	(4,418)

Increase (Decrease) in net interest income	$2,508	$(1,358)	$1,150

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

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

The following table summarizes the maturity distribution schedule with corresponding weighted average taxable equivalent yields of the debt securities portfolio at September 30, 2025. The following table presents securities at their expected maturities, which may differ from contractual maturities. The Company manages its debt securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds:

	As of September 30, 2025
			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total

	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *
Available-for-sale	(Dollars in thousands)
U.S. federal agencies	$28	2.72%	$-	0.00%	$-	0.00%	$-	0.00%	$28	2.72%
Mortgage-backed securities	906	1.50	7,551	1.36	-	-	17,880	1.69	26,337	1.59
State and political subdivisions	3,090	1.73	10,378	1.51	4,549	1.69	-	-	18,017	1.59
U.S. treasuries	-	-	3,824	1.05	1,738	1.12	-	-	5,562	1.08
Corporate debt securities	-	-	-	-	4,914	3.36	-	-	4,914	3.36
Total	$4,024	1.68%	$21,753	1.38%	$11,201	2.34%	$17,880	1.69%	$54,858	1.71%
Percentage of total	7.34%		39.65%		20.42%		32.59%		100.00%

*	Yield is on a taxable-equivalent basis using 21% tax rate

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

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024:

-	The provision for credit losses increased from $0 to $0.7 million; and
-	The allowance as a percentage of total loans increased by 2 basis points to 1.26%.

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024:

-	The provision for credit losses increased from $0 to $0.7 million; and
-	The allowance as a percentage of total loans increased by 2 basis points to 1.26%.

Noninterest Income

The following tables set forth the major components of our noninterest income for the periods indicated:

	For the Three Months Ended
	September 30,
	2025	2024	$ Increase	% Increase
			(Decrease)	(Decrease)
	(Dollars in thousands)
Noninterest income:
Mortgage lending income	$391	$103	$288	279.61%
Loss on sales of available-for-sale debt securities	(10)	(4)	(6)	150.00%
Service charges on deposit accounts	248	233	15	6.44%
Other income and fees	1,581	3,345	(1,764)	-52.74%
Total noninterest income	$2,210	$3,677	$(1,467)	-39.90%

Noninterest income for the three months ended September 30, 2025 was $2.2 million compared to $3.7 million for the same period in 2024, a decrease of $1.5 million, or 39.9%. The decrease was primarily attributable to a decrease in income related to operations of oil and gas assets, see Note 2 of the financial statements.

	For the Nine Months Ended
	September 30,
	2025	2024	$ Increase	% Increase
			(Decrease)	(Decrease)
	(Dollars in thousands)
Noninterest income:
Mortgage lending income	$1,000	$233	$767	329.18%
Loss on sales of available-for-sale debt securities	(10)	(4)	(6)	150.00%
Service charges on deposit accounts	697	742	(45)	-6.06%
Other income and fees	4,976	7,881	(2,905)	-36.86%
Total noninterest income	$6,663	$8,852	$(2,189)	-24.73%

Noninterest income for the nine months ended September 30, 2025 was $6.7 million compared to $8.9 million for the same period in 2024, a decrease of $2.2 million, or 24.7%. The decrease was primarily attributable to a decrease in income related to operations of oil and gas assets, see Note 2 of the financial statements.

Noninterest Expense
The following tables set forth the major components of our noninterest expense for the periods indicated:

	For the Three Months Ended
	September 30,
	2025	2024	$ Increase	% Increase
			(Decrease)	(Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$5,829	$5,333	$496	9.30%
Furniture and equipment	342	258	84	32.56%
Occupancy	668	711	(43)	-6.05%
Data and item processing	515	498	17	3.41%
Accounting, marketing, and legal fees	221	218	3	1.38%
Regulatory assessments	248	261	(13)	-4.98%
Advertising and public relations	212	129	83	64.34%
Travel, lodging and entertainment	112	87	25	28.74%
Other expense	2,203	1,903	300	15.76%
Total noninterest expense	$10,350	$9,398	$952	10.13%

Noninterest expense for the three months ended September 30, 2025 was $10.4 million compared to $9.4 million for the same period in 2024, an increase of $1.0 million, or 10.1%.

	For the Nine Months Ended
	September 30,
	2025	2024	$ Increase	% Increase
			(Decrease)	(Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$16,829	$15,740	$1,089	6.92%
Furniture and equipment	954	813	141	17.34%
Occupancy	1,890	1,985	(95)	-4.79%
Data and item processing	1,615	1,437	178	12.39%
Accounting, marketing, and legal fees	484	582	(98)	-16.84%
Regulatory assessments	545	984	(439)	-44.61%
Advertising and public relations	629	358	271	75.70%
Travel, lodging and entertainment	289	270	19	7.04%
Other expense	5,729	5,507	222	4.03%
Total noninterest expense	$28,964	$27,676	$1,288	4.65%

Noninterest expense for the nine months ended September 30, 2025 was $29.0 million compared to $27.7 million for the same period in 2024, an increase of $1.3 million, or 4.7%.

Financial Condition

The following discussion of our financial condition compares September 30, 2025 and December 31, 2024.

Total Assets

Total assets increased $151.6 million, or 8.7%, to $1.89 billion as of September 30, 2025, compared to $1.74 billion as of December 31, 2024.

Loan Portfolio

The following table presents the balance and associated percentage of each major category in our loan portfolio as of September 30, 2025 and December 31, 2024:

	As of September 30,		As of December 31,
	2025		2024
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$194,000	12.6%	$167,685	12.0%
1-4 family real estate	119,318	7.8%	121,047	8.7%
Commercial real estate - other	557,587	36.3%	511,304	36.5%
Total commercial real estate	870,905	56.7%	800,036	57.2%

Commercial & industrial	575,530	37.4%	507,023	36.2%
Agricultural	76,337	5.0%	77,922	5.6%
Consumer	14,504	0.9%	14,312	1.0%
Gross loans	1,537,276	100.0%	1,399,293	100.0%
Less: unearned income, net	(3,049)		(1,910)
Total Loans, net of unearned income	1,534,227		1,397,383
Less: Allowance for credit losses	(19,405)		(17,918)
Net loans	$1,514,822		$1,379,465

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of September 30, 2025, and December 31, 2024, our gross loans were $1.54 billion and $1.40 billion, respectively.

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

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of September 30, 2025
			Due after One Year		Due after Five Years
	Due in One Year or Less		Through Five Years		Through Fifteen Years		Due after Fifteen Years
	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Total
	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Construction & development	$2,763	$98,910	$1,303	$90,073	$-	$406	$545	$-	$194,000
1-4 family real estate	6,832	23,347	33,135	47,066	801	4,696	3,441	-	119,318
Commercial real estate - other	24,853	46,114	68,268	376,121	142	34,652	7,437	-	557,587
Total commercial real estate	34,448	168,371	102,706	513,260	943	39,754	11,423	-	870,905

Commercial & industrial	52,763	296,749	14,627	178,534	45	32,235	577	-	575,530
Agricultural	24,842	7,925	10,621	29,935	-	1,632	1,382	-	76,337
Consumer	3,047	3	4,829	236	757	3,750	1,882	-	14,504
Gross loans	$115,100	$473,048	$132,783	$721,965	$1,745	$77,371	$15,264	$-	$1,537,276

	As of December 31, 2024
			Due after One Year		Due after Five Years
	Due in One Year or Less		Through Five Years		Through Fifteen Years		Due after Fifteen Years
	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Total
	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Construction & development	$9,378	$76,709	$2,050	$78,786	$-	$564	$198	$-	$167,685
1-4 family real estate	15,426	20,085	43,558	31,566	964	4,826	4,622	-	121,047
Commercial real estate - other	47,737	61,482	103,484	271,156	153	18,303	8,989	-	511,304
Total commercial real estate	72,541	158,276	149,092	381,508	1,117	23,693	13,809	-	800,036

Commercial & industrial	36,062	263,026	13,639	175,729	8,232	9,738	597	-	507,023
Agricultural	22,768	8,991	16,581	26,677	-	1,054	1,851	-	77,922
Consumer	1,661	4	5,641	170	602	3,570	2,664	-	14,312
Gross loans	$133,032	$430,297	$184,953	$584,084	$9,951	$38,055	$18,921	$-	$1,399,293

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

The allowance was $19.4 million at September 30, 2025, compared to $17.9 million at December 31, 2024.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Nine Months Ended September 30,
	2025	2024
	(Dollars in thousands)
Balance at beginning of the period	$17,918	$19,691
Provision for credit losses for loans	700	-
Charge-offs:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	(197)	-
Commercial & industrial	-	(2,000)
Agricultural	-	-
Consumer	(3)	-
Total charge-offs	(200)	(2,000)
Recoveries:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	17	-
Commercial & industrial	963	176
Agricultural	4	6
Consumer	3	-
Total recoveries	987	182
Net recoveries (charge-offs)	787	(1,818)
Balance at end of the period	$19,405	$17,873
Net recoveries (charge-offs) to average loans	0.07%	-0.18%
While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of September 30,		As of December 31,
	2025		2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,203	6.2%	$1,223	6.8%
1-4 family real estate	976	5.0%	1,313	7.3%
Commercial real estate - other	7,145	36.8%	6,992	39.0%
Commercial & industrial	8,725	45.0%	6,797	38.0%
Agricultural	927	4.8%	1,106	6.2%
Consumer	429	2.2%	487	2.7%
Total	$19,405	100.0%	$17,918	100.0%

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

The following table presents information regarding nonperforming assets as of the dates indicated.
	As of September 30, 2025	As of December 31, 2024
	(Dollars in thousands)
Nonaccrual loans(1)	$5,317	$7,170
Accruing loans 90 or more days past due	-	-
Total nonperforming assets	$5,317	$7,170
Ratio of nonperforming loans to total loans	0.35%	0.51%
Ratio of nonaccrual loans to total loans	0.35%	0.51%
Ratio of allowance for credit losses to total loans	1.26%	1.28%
Ratio of allowance for credit losses to nonaccrual loans	364.96%	249.90%
Ratio of nonperforming assets to total assets	0.28%	0.41%

(1)	There are no loans modified to borrowers experiencing financial difficulty included in nonaccrual loans as of September 30, 2025 and December 31, 2024, respectively.

The following tables present an aging analysis of loans as of the dates indicated.
	As of September 30, 2025
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total past due loans	Current	Gross loans
	(Dollars in thousands)
Construction & development	$-	$80	$-	$-	$80	$193,920	$194,000
1-4 family real estate	43	-	-	-	43	119,275	119,318
Commercial real estate - other	-	-	-	-	-	557,587	557,587
Commercial & industrial	19	-	3,457	-	3,476	572,054	575,530
Agricultural	240	-	-	-	240	76,097	76,337
Consumer	-	271	-	-	271	14,233	14,504
Total	$302	$351	$3,457	$-	$4,110	$1,533,166	$1,537,276

	As of December 31, 2024
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Gross loans
	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$167,685	$167,685
1-4 family real estate	-	-	-	-	-	121,047	121,047
Commercial real estate - other	103	-	3,426	-	3,529	507,775	511,304
Commercial & industrial	403	5	-	-	408	506,615	507,023
Agricultural	-	-	-	-	-	77,922	77,922
Consumer	97	-	-	-	97	14,215	14,312
Total	$603	$5	$3,426	$-	$4,034	$1,395,259	$1,399,293

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

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of September 30, 2025
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$192,034	$-	$1,323	$643	$194,000
1-4 family real estate	119,318	-	-	-	119,318
Commercial real estate - other	530,438	18,199	7,449	1,501	557,587
Commercial & industrial	515,022	35,616	19,075	5,817	575,530
Agricultural	72,155	-	4,182	-	76,337
Consumer	14,233	-	-	271	14,504
Total	$1,443,200	$53,815	$32,029	$8,232	$1,537,276

	As of December 31, 2024
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$165,863	$-	$1,259	$563	$167,685
1-4 family real estate	121,047	-	-	-	121,047
Commercial real estate - other	498,835	-	7,493	4,976	511,304
Commercial & industrial	493,512	-	3,817	9,694	507,023
Agricultural	74,896	-	3,026	-	77,922
Consumer	14,312	-	-	-	14,312
Total	$1,368,465	$-	$15,595	$15,233	$1,399,293

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

Total deposits as of September 30, 2025 and December 31, 2024 were $1.64 billion and $1.52 billion, respectively.

As of September 30, 2025, and December 31, 2024, brokered deposits were $387.6 million and $336.7 million, respectively.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits were $401.8 million and $354.2 million at September 30, 2025 and December 31, 2024, respectively, as calculated per regulatory guidance. These amounts were approximately 24.6% and 23.4% of deposits at September 30, 2025 and December 31, 2024, respectively.

The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	As of September 30,		As of December 31,
	2025		2024
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars in thousands)
Noninterest-bearing demand	$340,985	20.84%	$313,258	20.70%
Interest-bearing transaction deposits	972,674	59.42%	889,679	58.70%
Savings deposits	82,704	5.05%	73,379	4.80%
Time deposits (less than $250,000)	140,652	8.59%	146,814	9.70%
Time deposits ($250,000 or more)	99,812	6.10%	92,341	6.10%
Total interest-bearing deposits	1,295,842	79.16%	1,202,213	79.30%
Total deposits	$1,636,827	100.00%	$1,515,471	100.00%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of September 30, 2025 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits (less than $250,000)	$45,651	$54,301	$34,219	$6,481	$140,652
Time deposits ($250,000 or more)	25,846	37,085	19,183	17,698	99,812
Total time deposits	$71,497	$91,386	$53,402	$24,179	$240,464

	As of December 31, 2024 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total

	(Dollars in thousands)
Time deposits (less than $250,000)	$62,577	$38,514	$41,345	$4,378	$146,814
Time deposits ($250,000 or more)	45,667	25,552	18,055	3,067	92,341
Total time deposits	$108,244	$64,066	$59,400	$7,445	$239,155

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

As of September 30, 2025, we had no unsecured fed funds lines with correspondent depository institutions, with no corresponding amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $217.6 million as of September 30, 2025 and $190.9 million as of December 31, 2024, and we had access to approximately $298.4 million in liquidity with the Federal Reserve Bank as of September 30, 2025 and $336.1 million as of December 31, 2024.

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

As of September 30, 2025, the Bank was in compliance with all applicable regulatory requirements and categorized as “well-capitalized” under the prompt corrective action frame work.  There have been no conditions or events since September 30, 2025 that management believes would change this classification. The table below presents our applicable capital requirements, as well as our capital ratios as of September 30, 2025 and December 31, 2024. The Company exceeded all regulatory capital requirements and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. As of September 30, 2025, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

	Actual		With Capital Conservation Buffer		Minimum to be "Well- Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2025
Total capital (to risk-weighted assets)
Company	$252,632	15.43%	$171,870	10.50%	N/A	N/A
Bank	252,591	15.44%	171,763	10.50%	$163,584	10.00%
Tier 1 capital (to risk-weighted assets)
Company	232,763	14.22%	139,133	8.50%	N/A	N/A
Bank	232,723	14.23%	139,047	8.50%	130,867	8.00%
CET 1 capital (to risk-weighted assets)
Company	232,763	14.22%	114,580	7.00%	N/A	N/A
Bank	232,723	14.23%	114,509	7.00%	106,330	6.50%
Tier 1 capital (to average assets)
Company	232,763	12.71%	N/A	N/A	N/A	N/A
Bank	232,723	12.71%	N/A	N/A	91,555	5.00%

	Actual		With Capital Conservation Buffer		Minimum to be "Well- Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2024
Total capital (to risk-weighted assets)
Company	$227,229	15.21%	$156,830	10.50%	N/A	N/A
Bank	227,189	15.22%	156,723	10.50%	$149,260	10.00%
Tier 1 capital (to risk-weighted assets)
Company	208,847	13.98%	126,957	8.50%	N/A	N/A
Bank	208,807	13.99%	126,871	8.50%	119,408	8.00%
CET 1 capital (to risk-weighted assets)
Company	208,847	13.98%	104,553	7.00%	N/A	N/A
Bank	208,807	13.99%	104,482	7.00%	97,019	6.50%
Tier 1 capital (to average assets)
Company	208,847	12.19%	N/A	N/A	N/A	N/A
Bank	208,807	12.18%	N/A	N/A	85,698	5.00%

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased $28.5 million as of September 30, 2025 to $241.7 million, compared to $213.2 million as of December 31, 2024.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of September 30, 2025, and December 31, 2024:
	Payments Due as of September 30, 2025
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total

	(Dollars in thousands)
Deposits without a stated maturity	$1,396,363	$-	$-	$-	$1,396,363
Time deposits	216,285	23,800	379	-	240,464
Operating lease commitments	204	1,120	530	474	2,328
Total contractual obligations	$1,612,852	$24,920	$909	$474	$1,639,155

	Payments Due as of December 31, 2024
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total

	(Dollars in thousands)
Deposits without a stated maturity	$1,276,316	$-	$-	$-	$1,276,316
Time deposits	231,710	6,746	699	-	239,155
Operating lease commitments	646	516	236	476	1,874
Total contractual obligations	$1,508,672	$7,262	$935	$476	$1,517,345

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

The following table summarizes commitments as of the dates presented.

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Commitments to extend credit	$311,383	$272,261
Standby letters of credit	13,507	11,333
Total	$324,890	$283,594

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

Goodwill and Intangibles

Intangible assets totaled $784,000 and goodwill, net of accumulated amortization, totaled $11.2 million as of September 30, 2025, compared to intangible assets of $878,000 and goodwill of $8.5 million as of December 31, 2024.

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

The Company’s effective tax rate was 23.6% for the third quarter of 2025, which was consistent with the rate of 24.2% for the same period in 2024. Our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the effect of state income taxes, tax-exempt income earned on certain loans and investments, and nondeductible expenses.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	September 30, 2025		December 31, 2024
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+400	23.29%	22.51%	17.71%	23.27%
+300	18.13%	21.40%	13.65%	22.34%
+200	12.82%	20.20%	9.54%	21.30%
+100	7.16%	18.85%	5.15%	20.15%
Base	1.27%	16.99%	0.24%	18.82%
-100	-4.72%	15.66%	-4.92%	17.37%
-200	-8.98%	13.83%	-9.83%	15.73%

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

ITEM 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2025 of our disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, such controls.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 30, 2023, the Company adopted a repurchase plan that authorizes the repurchase of up to 750,000 shares of the Company’s stock. The plan was renewed by the Board of Directors on August 20, 2025. Stock repurchases under the plan will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase plan does not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under this plan will be retired subsequent to acquisition. During the nine months ended September 30, 2025, there were no shares purchased under the Company’s repurchase plan.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

None

ITEM 5. Other Information

During the three months ended September 30, 2025, none of our officers or directors adopted or terminated a Rule 10b5-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined under Item 408(a) of Regulation S-K.

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

BANK7 CORP.

DATED:	November 7, 2025	By: /s/ Thomas L. Travis
Thomas L. Travis
Vice Chairman and Chief Executive Officer

DATED:	November 7, 2025	By: /s/ Kelly J. Harris
Kelly J. Harris
Executive Vice President and Chief Financial Officer