Form 10-K
period 2025-12-31
Bank7 Corp.
filed 2026-03-17
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☒

Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $175,326,764 based on the closing sale price reported on the NASDAQ Global Market Select System.

As of March 16, 2026, the registrant had 9,519,335 shares of common stock, par value $0.01, outstanding.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 20, 2026 are incorporated into Part III of this Annual Report on Form 10-K.

Item 1.   Business

Company Overview

We are Bank7 Corp., a bank holding company headquartered in Oklahoma City, Oklahoma. Through our wholly-owned subsidiary, Bank7, we operate twelve full-service branches in Oklahoma, Texas, and Kansas. We were formed in 2004 in connection with our acquisition of First National Bank of Medford, which was renamed Bank7 (the “Bank”).  We are focused on serving business owners and entrepreneurs by delivering fast, consistent and well-designed banking solutions. As of December 31, 2025, we had total assets of $1.96 billion, total loans of $1.61 billion, total deposits of $1.70 billion and total shareholders’ equity of $251.0 million.

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

Human Capital

Our corporate culture is defined by core values which include integrity, accountability, professionalism, community-focus and efficiency. As of December 31, 2025, we had 125 full-time employees. We value our employees by investing in competitive compensation and benefit packages and fostering a team environment centered on professional service and open communication. Attracting, retaining and developing qualified, engaged employees who embody these values are crucial to our success. We offer all of our employees a comprehensive benefits package that includes medical, dental and vision insurance, a flexible spending plan, group life insurance, short-term and long-term disability insurance, a traditional 401(k) plan, competitive paid time off/paid holidays, and competitive incentives.

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

General

We are extensively regulated under U.S. federal and state law. As a result, our growth and earnings may be affected not only by management decisions and general economic conditions, but also by federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Oklahoma Banking Department (“OBD”), the Federal Reserve (“FED”), the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service (“IRS”) and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the Securities and Exchange Commission (“SEC”) and state securities authorities and Anti-Money Laundering (“AML”) laws enforced by the U.S. Department of the Treasury (“Treasury”) also impact our business.

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

Regulatory Capital Requirements

The federal banking agencies require that banking organizations meet several risk-based capital adequacy requirements. The current risk-based capital standards applicable to Bank7 Corp. (the “Company”) and Bank7 (the “Bank”) are based on the Basel III Capital Rules established by the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments.

The Basel III Capital Rules require the Bank and the Company to comply with four minimum capital standards: a Tier 1 leverage ratio of at least 4.0%; a Common Equity Tier 1 (“CET1”) capital to risk-weighted assets ratio of 4.5%; a Tier 1 capital to risk-weighted assets ratio of at least 6.0%; and a total capital to risk-weighted assets ratio of at least 8.0%. The calculation of all types of regulatory capital is subject to definitions, deductions and adjustments specified in the regulations.

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

As of December 31, 2025, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules.

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

As of December 31, 2025, the Bank met the requirements for being deemed “well-capitalized” for purposes of the prompt corrective action regulations.

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

Safe and Sound Banking Practices. Bank holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or that constitute a violation of law or regulations. Under certain conditions the Federal Reserve may conclude that certain actions of a bank holding company, such as a payment of a cash dividend, would constitute an unsafe and unsound banking practice. The Federal Reserve also has the authority to regulate the debt of bank holding companies, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances, the Federal Reserve may require a bank holding company to file written notice and obtain approval prior to purchasing or redeeming the bank holding company’s equity securities, unless certain conditions are met.

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

Examination Assessments. Oklahoma-chartered banks are required to pay an annual fee of $1,000 to the OBD to fund its operations. In addition, Oklahoma-chartered banks are charged an examination assessment calculated based on the amount of the Bank’s assets at rates established by the Oklahoma Banking Board. During the year ended December 31, 2025, the Bank paid examination assessments to the OBD totaling $214,000.

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

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Unless the approval of the Federal Reserve is obtained, the Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years. Oklahoma law also places restrictions on the declaration of dividends by Oklahoma state-chartered banks, including the Bank, to their shareholders. Before any dividend may be declared by the Bank, not less than 10% of the net profits of the Bank must be transferred to a surplus fund until the surplus equals 100% of the Bank’s capital stock. This may decrease any amount available for the payment of dividends in a particular period if the surplus funds for the Bank fail to comply with this limitation. Furthermore, the approval of the Commissioner of the OBD is required if the total of all dividends declared by the Bank in any calendar year exceed the total of its net profits of that year combined with its retained net profits of the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock.  The Federal Reserve and the OBD also may, under certain circumstances, prohibit the payment of dividends to us from the Bank. Oklahoma corporate law also requires that dividends can only be paid out of funds legally available therefore.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2025.

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

Transactions with Related Parties. The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under the Federal Reserve’s Regulation O, as well as the Sarbanes-Oxley Act. These statutes and regulations impose limits on the amount of loans the Bank may make to insiders and require that the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank.

At December 31, 2025 and 2024, the Company had loans outstanding to these related parties in the amount of $10.45 million and $10.85 million, respectively. Additionally, the Company holds deposits from related parties, including directors, executive officers, and their related interests. At December 31, 2025 and 2024, these related party deposits totaled $66.62 million and $70.12 million, respectively. These deposit balances represented 26.55% and 32.89% of total stockholders’ equity at December 31, 2025 and 2024, respectively.

All such loans and deposits were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank and did not involve more than the normal risk of collectability or present other unfavorable features.

Limits on Loans to One Borrower. As an Oklahoma state-chartered bank, the Bank is subject to limits on the amount of loans it can make to one borrower. With certain limited exceptions, loans and extensions of credit from Oklahoma state-chartered banks outstanding to any borrower (including certain related entities of the borrower) at any one time may not exceed 30% of the capital, less intangible assets, of the bank. An Oklahoma state-chartered bank may lend an additional amount if the loan is fully secured by certain types of collateral, like bonds or notes of the United States. Certain types of loans are exempted from the lending limits, including loans secured by segregated deposits held by the Bank. The Bank’s legal lending limit to any one borrower was $78.4 million as of December 31, 2025.

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

Likewise, Office of Foreign Asset Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries and regimes under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries.  Financial institutions are responsible for, among other things, blocking accounts of and transactions with such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence.

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

Risks Relating to Our Business and Market

We have identified a material weakness in our internal control over financial reporting, which could, if not remediated, result in material misstatements of our financial statements and adversely affect our stock price.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. As disclosed in Item 9A of this Annual Report on Form 10-K, management concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective and we did not maintain effective internal control over financial reporting due to the material weaknesses identified in Item 9A of this Annual Report. The material weaknesses (more fully described in Item 9A of this Annual Report) relate to the failure to maintain effectively designed internal control over financial reporting in the following areas:

•	Deposit operations;
•	Related party transactions;
•	Reconciliations;
•	Financial statement disclosures;
•	Segregation of duties;
•	Completeness and Accuracy of Information produced by the Company;
•	Information technology general controls; and
•	Control activities component of internal control.

While we have not identified any material misstatements in our financial statements for the period ended December 31, 2025 as a result of these material weaknesses, these weaknesses create a reasonable possibility that a future material misstatement would not be prevented or detected.

We are taking specific steps to remediate these material weaknesses, including  enhancements to policies, procedures, oversight activities, and information technology controls supporting financial reporting

There can be no assurance as to when the remediation will be completed or that it will be determined to be effective. If we are unsuccessful in remediating these material weaknesses, or if we identify additional material weaknesses, we may be unable to report our financial results accurately and timely, which could result in a negative impact on our financial condition, results of operations or cash flow, restrict our ability to  access the capital markets, require significant resources to correct, result in a loss of investor confidence and/or a decline in our stock price, and subject us to fines, potential litigation or regulatory action.

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

As of December 31, 2025, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in our markets and the substantial majority of our secured loans were secured by collateral located in our markets.  Accordingly, we are exposed to risks associated with a lack of geographic diversification as any regional or local economic downturn that affects our markets, our existing or prospective borrowers, or property values in our markets may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.

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

The energy industry is a significant sector in our Oklahoma market, and to a lesser extent, Kansas and the Dallas/Fort Worth metropolitan area. A downturn or lack of growth in the energy industry and energy-related business, including sustained low oil or gas prices or the failure of oil or gas prices to rise in the future, could adversely affect our business, financial condition and results of operations. As of December 31, 2025, our energy loans, which include loans to exploration and production companies, midstream companies, purchasers of mineral and royalty interests and service providers totaled $156.8 million, or 9.7% of total loans, as compared to $133.3 million, or 9.5% of total loans as of December 31, 2024. In addition to our direct exposure to energy loans, we also have indirect exposure to energy prices, as some of our non-energy customers’ businesses are directly affected by volatility with the oil and gas industry and energy prices and otherwise are dependent on energy-related businesses. As of December 31, 2025, we had $72.4 million in unfunded commitments to borrowers in the oil and gas industry.

We have credit exposure to the hospitality industry.

The Company has loan exposure to the hospitality industry, primarily through loans made to construct or finance the operation of hotels. At December 31, 2025, this exposure was approximately $310.6 million, or 19.3%, of the total loan portfolio, along with an additional $17.8 million in unfunded debt, as compared to $259.1 million, or 18.5%, of the total loan portfolio, along with an additional $2.9 million in unfunded debt as of December 31, 2024. The hospitality industry is subject to changes in the travel patterns of business and leisure travelers, both of which are affected by the strength of the economy, as well as other factors. The performance of the hospitality industry has traditionally been closely linked with the performance of the general economy and, specifically, growth in gross domestic product. Changes in travel patterns of both business and leisure travelers, particularly during periods of economic contraction or low levels of economic growth, may create difficulties for the industry over the long-term. Although we have made a large portion of our hospitality loans to long-term, well-established hotel operators in strategic locations, a general downturn in the supply growth of such markets or hotel occupancy or room rates could negatively impact the borrowers’ ability to repay. A significant loss in this portfolio could materially and adversely affect the Company’s financial condition and results of operations.

We have a concentration in commercial real estate lending that could cause our regulators to restrict our ability to grow.

As a part of their regulatory oversight, the federal regulators have issued guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices, or the CRE Concentration Guidance, with respect to a financial institution’s concentrations in CRE lending activities. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of total capital; or (2) total CRE loans as defined in this guidance, or Regulatory CRE, represent 300% or more of total capital, and the institution’s Regulatory CRE has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidance, loans secured by owner occupied CRE are not included for purposes of the CRE concentration calculation. As of December 31, 2025, our Regulatory CRE represented 261.89% of our total Bank capital and our construction, land development and other land loans represented 85.91% of our total Bank capital, as compared to 254.04% and 74.82% as of December 31, 2024, respectively. During the prior 36-month period, our Regulatory CRE has decreased 42.83%. We are actively working to manage our Regulatory CRE concentration, and we believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance. We utilize enhanced CRE monitoring techniques as expected by banking regulators as our concentrations have approached or exceeded the regulatory guidance. Nevertheless, the Federal Reserve could become concerned about our CRE loan concentrations, and it could limit our ability to grow by restricting its approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities, or by requiring us to raise additional capital, reduce our loan concentrations or undertake other remedial actions.

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

As of December 31, 2025, we had approximately $1.60 billion of commercial purpose loans, which include general commercial, energy, agricultural, and CRE loans, representing approximately 99.2% of our gross loan portfolio. Commercial purpose loans are often larger and involve greater risks than other types of lending. Because payments on these loans are often dependent on the successful operation or development of the property or business involved, their repayment is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy.

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

As of December 31, 2025, our 20 largest borrowing relationships ranged from approximately $21.9 million to $56.9 million (including unfunded commitments) and totaled approximately $659.9 million in total commitments (representing, in the aggregate, 33.8% of our total outstanding commitments as of December 31, 2025). Each of the loans associated with these relationships has been underwritten in accordance with our underwriting policies and limits. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this concentration of borrowers presents a risk that, if one or more of these relationships were to become delinquent or suffer default, we could be exposed to material losses. The allowance for credit losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if these loans are adequately collateralized, an increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.

At December 31, 2025, our 20 largest deposit relationships accounted for 28.5% of our total deposits. Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of withdrawals of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, which would adversely affect our results of operations. Under applicable regulations, if the Bank were no longer “well capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC.

A substantial portion of our loan portfolio consists of loans maturing within one year, and there is no guarantee that these loans will be replaced upon maturity or renewed on the same terms or at all.

As of December 31, 2025, approximately 37% of our gross loans were maturing within one year, compared to approximately 40.3% of our gross loans that were maturing within one year as of December 31, 2024. As a result, we will either need to renew or replace these loans during the course of the year. There is no guarantee that these loans will be originated or renewed by borrowers on the same terms or at all, as demand for such loans may decrease. Furthermore, there is no guarantee that borrowers will qualify for new loans or that existing loans will be renewed by us on the same terms or at all, as collateral values may be insufficient or the borrowers’ cash flow may be materially less than when the loan was initially originated. This could result in a significant decline in the size of our loan portfolio.

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

Elevated interest rates in prior periods increased interest expense, which in turn adversely affected net interest income throughout 2025. While the Federal Reserve commenced a series of rate reductions in the latter half of 2025, the interest rate environment remains high relative to historical averages, which may continue to impact net interest income if funding costs remain elevated. In this environment, competition for cost-effective deposits remains intense, making it more costly to fund loan growth. In addition, the interest rate environment has contributed to a decline in overall mortgage-related lending volumes. Any rapid and unexpected volatility in interest rates, or uncertainty regarding the pace of future monetary easing, creates potential for unexpected material adverse effects. The Company actively monitors and manages the balances of maturing and repricing assets and liabilities to reduce the adverse impact of changes in interest rates, but there can be no assurances that the Company can avoid all material adverse effects that such interest rate changes may have on the Company’s net interest margin and overall financial condition.

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

As of December 31, 2025, approximately $1.46 billion, or 85.7%, of our deposits consisted of demand, savings, money market and negotiable order of withdrawal, or NOW, accounts. Approximately $243.5 million of the remaining balance of deposits consists of certificates of deposit, of which approximately $219.2 million, or 90.0% of remaining deposits, was due to mature within one year. Based on our experience, we believe that our savings, money market and non-interest-bearing accounts are relatively stable sources of funds. Historically, a majority of non-brokered certificates of deposit are renewed upon maturity as long as we pay competitive interest rates. Many of these customers are, however, interest-rate conscious and may be willing to move funds into higher-yielding investment alternatives. Our ability to attract and maintain deposits, as well as our cost of funds, has been, and will continue to be significantly affected by general economic conditions. In addition, as market interest rates rise, we will have competitive pressure to increase the rates we pay on deposits. If we increase interest rates paid to retain deposits, our earnings may be adversely affected.

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

While inflationary pressures have moderated from recent peaks, they remained “sticky” and slightly above the Federal Reserve’s target throughout 2025. The U.S. Bureau of Labor Statistics reported that the 12-month percent change in the Consumer Price Index for All Urban Consumers (not seasonally adjusted) was 2.7% for the period ended December 31, 2025, compared to 2.9% and 3.4% for the years ended December 31, 2024 and 2023, respectively. Although inflation has eased, persistent costs in key categories such as shelter and services continued to impact the economic environment in 2025. Current economic forecasts suggest a gradual descent toward the Federal Reserve’s target in 2026, though uncertainty remains regarding the pace of future easing and its potential impact on our funding costs and borrower health.

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

Our principal shareholders (collectively, the “Haines Family Trusts”) have the benefit of certain registration rights covering all of their shares of our common stock pursuant to the registration rights agreement that we entered into with the Haines Family Trusts in connection with our initial public offering. Sales of a substantial number of these shares in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline or to be lower than it might otherwise be. In addition, as of December 31, 2025, approximately 55.4% of our outstanding common stock is beneficially owned by our principal shareholders, executive officers and directors. The substantial amount of common stock that is owned by and issuable to our principal shareholders, executive officers and directors may adversely affect our share price, our share price volatility and the development and persistence of an active and liquid trading market. The sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

We are controlled by insiders, whose interests may not coincide with our other shareholders.

As of December 31, 2025, the Haines Family Trusts, management, and the board of directors control approximately 55.4% of our common stock. So long as insiders continue to control more than 50% of our outstanding shares of common stock, they will have the ability, if they vote in the same manner, to determine the outcome of all matters requiring shareholder approval, including the election of directors, the approval of mergers, material acquisitions and dispositions and other extraordinary transactions, and amendments to our certificate of incorporation, bylaws and other corporate governance documents. In addition, this concentration of ownership may delay or prevent a change in control of our Company and make some transactions more difficult or impossible without the support of the Haines Family Trusts. The Haines Family Trusts also have certain rights, such as registration rights, that our other shareholders do not have. In any of these matters, the interests of the Haines Family Trusts may differ from or conflict with our interests as a company or the interests of other shareholders. Accordingly, the Haines Family Trusts could influence us to enter into transactions or agreements that other shareholders would not approve or make decisions with which other shareholders may disagree.

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

Governance

Our cybersecurity function is overseen by our COO/ IT Manager who has over 10 years’ experience managing such functions.  IT functions are also managed through our IT Committee which is comprised of several senior level executive officers and other Company employees and chaired by our COO/ IT Manager.  The IT Committee governs all IT functions at the Company and selects, monitors and manages our third-party IT service providers that implement and maintain our cybersecurity functions.

We also maintain a Cyber Incident Response Team, which includes a board representative and an executive officer representative and is chaired by our COO/ IT Manager. The Cyber Incident Response Team is charged with developing and implementing incident response and recovery plans to guide our employees, management and the Board in their response to a cybersecurity incident.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The NASDAQ Global Select Market under the symbol “BSVN”. The approximate number of holders of record of the Company’s common stock as of March 16, 2026 was 5.

We paid quarterly dividends of $0.24 per share with respect to each of the first two quarters of 2025, increasing to $0.27 per share for the third and fourth quarters. We currently expect to continue quarterly dividends of $0.27 per share in the future. Any future determination to pay dividends and the amount of such dividends will be made by its Board of Directors and will depend on a number of factors, including

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

Set forth below is information as of December 31, 2025 regarding securities authorized for issuance under the equity compensation plans. The plan that has been approved by the shareholders is the Bank7 Corp. 2018 Equity Incentive Plan.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by shareholders	317,046	$16.96	623,504
Equity compensation plans not approved by shareholders	-	-	-

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

As of December 31, 2025, we had total assets of $1.96 billion, total loans of $1.61 billion, total deposits of $1.70 billion and total shareholders’ equity of $251.0 million.

The Federal Reserve aggressively raised the federal funds target rate throughout 2022 and 2023 to combat elevated inflation, reaching a peak range of 5.25% to 5.50% by December 31, 2023. In 2024, the Federal Reserve began to adjust monetary policy, ultimately lowering the federal funds rate three times to end that year with a target range of 4.25% to 4.50%. This easing cycle continued into 2025, with the Federal Reserve implementing three additional 25-basis-point reductions in the second half of the year. As of December 31, 2025, the federal funds target range stood at 3.50% to 3.75%. These monetary policy actions, along with the impact of the transition from a peak-rate environment, compressed our net interest margin while generally supporting stable credit quality throughout 2025.

2025 Overview

We reported total loans of $1.61 billion as of December 31, 2025, an increase of $209.0 million, or 15.0%, from December 31, 2024. Total deposits were $1.70 billion as of December 31, 2025, an increase of $185.4 million, or 12.2%, from December 31, 2024.

Income before taxes was $56.8 million, a decrease of $3.6 million, or 6.0%, for the year ended December 31, 2025 as compared to income before taxes of $60.4 million for the same period in 2024.

Pre-tax return on average assets and return on average equity was 3.12% and 24.39%, respectively, for the year ended December 31, 2025, as compared to 3.50% and 31.41%, respectively, for the same period in 2024. Tax-adjusted return on average assets and return on average equity was 2.37% and 18.51%, respectively, for the year ended December 31, 2025, as compared to 2.65% and 23.78%, respectively, for the same period in 2024. Our efficiency ratio for the year ended December 31, 2025 was 40.24% as compared to 37.90% for the same period in 2024.

The provision for credit losses for the year ended December 31, 2025, was $700,000, an increase of 100% compared to a $0 provision for the year ended December 31, 2024. This provision was primarily attributable to the 15% year-over-year loan growth realized during the period, as total loans increased by $209.0 million to $1.61 billion at December 31, 2025. The 2025 provisioning reflects management’s ongoing assessment of the allowance for credit losses required to support the expanded loan portfolio and incorporates updated economic assumptions relevant to the current environment. We continue to monitor credit metrics and economic indicators to ensure the allowance for credit losses remains at an appropriate level to address potential credit risks within the portfolio. See Note 5 of the financial statements for further disclosure and discussion.

Results of Operations

Years Ended December 31, 2025, December 31, 2024, and December 31, 2023

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

	Net Interest Margin
	For the Year Ended December 31,
	2025			2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments	$235,211	$9,914	4.21%	$184,328	$9,320	5.04%	$174,600	$8,580	4.91%
Debt securities, taxable	46,599	1,085	2.33	90,184	2,531	2.80	152,094	2,791	1.84
Debt securities, tax exempt(1)	12,042	246	2.04	16,651	273	1.64	19,430	330	1.70
Loans held for sale	1,448	-	-	343	-	-	158	-	-
Total loans(2)	1,483,112	117,513	7.92	1,391,552	119,416	8.56	1,315,578	109,843	8.35
Total interest-earning assets	1,778,412	$128,758	7.24	1,683,058	$131,540	7.79	1,661,860	$121,544	7.31
Noninterest-earning assets	41,782			39,555			25,943
Total assets	$1,820,194			$1,722,613			$1,687,803

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$1,021,059	$31,396	3.07%	$882,314	$33,408	3.78%	$825,169	$28,582	3.46%
Time deposits	237,548	9,489	3.99	254,057	11,937	4.69	256,672	10,416	4.06
Total interest-bearing deposits	1,258,607	40,885	3.25	1,136,371	45,345	3.98	1,081,841	38,998	3.60
Total interest-bearing liabilities	1,258,607	40,885	3.25	1,136,371	45,345	3.98	1,081,841	38,998	3.60

Noninterest-bearing liabilities:
Noninterest-bearing deposits	317,743			381,660			433,603
Other noninterest-bearing liabilities	11,105			12,419			10,423
Total noninterest-bearing liabilities	328,848			394,079			444,026
Shareholders’ equity	232,739			192,163			161,936
Total liabilities and shareholders’ equity	$1,820,194			$1,722,613			$1,687,803

Net interest income		$87,873			$86,195			$82,546
Net interest spread			3.99%			3.81%			3.71%
Net interest margin			4.94%			5.11%			4.97%

(1)	Taxable-equivalent yield of 2.69% as of December 31, 2025, applying a 24.1% effective tax rate
(2)	Average loan balances include monthly average nonaccrual loans of $5.97 million, $12.4 million and $18.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

For the year ended December 31, 2025 compared to the year ended December 31, 2024:

-	Total interest income on loans decreased $1.9 million, or 1.6%, to $117.5 million, due to decreased loan yields as discussed below;
-
Yields on our interest-earning assets totaled 7.24%, a decrease of 55 basis points which was attributable to lower loan yields of 64 basis points, a decrease in yield on short term investments of 83 basis points, and a decrease in yield on taxable debt securities of 47 basis points; and

-	Net interest margin for the years ended 2025 and 2024 was 4.94% and 5.11%, respectively.

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

-
Yields on our interest-earning assets totaled 7.79%, an increase of 48 basis points which was attributable to higher loan yields of 21 basis points, an increase in yield on short term investments of 13 basis points, and an increase in yield on taxable debt securities of 96 basis points; and

-	Net interest margin for the years ended 2024 and 2023 was 5.11% and 4.97%, respectively.

The Federal Reserve (“FED”) influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. For the three-year period between January 1, 2023 and December 31, 2025, the prime rate fluctuated between a high of 8.50%, and a low of 6.75%.

Interest income on short-term investments increased $594,000, or 6.4%, to $9.9 million for year ended December 31, 2025 compared to 2024, due to an increase in the average balances of $50.9 million, or 27.6% and a yield decrease of 83 basis points.  Interest income on short-term investments increased $740,000, or 8.6%, to $9.3 million for year ended December 31, 2024 compared to 2023, due to an increase in the average balances of $9.7 million, or 5.6% and a yield increase of 13 basis points.

Interest expense on interest-bearing deposits totaled $40.9 million for the year ended December 31, 2025, compared to $45.3 million for 2024, a decrease of $4.5 million, or 9.8%. The decrease was related to the cost of interest-bearing deposits decreasing to 3.25% for the year ended December 31, 2025 from 3.98% for the year ended December 31, 2024.  Interest expense on interest-bearing deposits totaled $45.3 million for the year ended December 31, 2024, compared to $39.0 million for 2023, an increase of $6.3 million, or 16.3%. The increase was related to the cost of interest-bearing deposits increasing to 3.98% for the year ended December 31, 2024 from 3.60% for the year ended December 31, 2023.

Net interest margin for the years ended December 31, 2025, 2024 and 2023 was 4.94%, 5.11% and 4.97%, respectively.

The following table sets forth the effects of changing rates and volumes on our net interest income during the period shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (change in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).

	Analysis of Changes in Interest Income and Expenses
	For the Year Ended			For the Year Ended
	December 31, 2025 vs 2024			December 31, 2024 vs 2023
	Change due to:			Change due to:
	Volume(1)	Rate(1)	Interest	Volume(1)	Rate(1)	Interest
			Variance			Variance
	(Dollars in thousands)			(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$2,565	$(1,971)	$594	$478	$262	$740
Debt securities	(1,296)	(177)	(1,473)	(1,186)	869	(317)
Total loans	7,838	(9,741)	(1,903)	6,344	3,229	9,573
Total increase (decrease) in interest income	9,107	(11,889)	(2,782)	5,636	4,360	9,996

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	5,245	(7,257)	(2,012)	1,977	2,849	4,826
Time deposits	(774)	(1,674)	(2,448)	(106)	1,627	1,521
Total interest-bearing deposits	4,471	(8,931)	(4,460)	1,871	4,476	6,347
Total increase (decrease) in interest expense	4,471	(8,931)	(4,460)	1,871	4,476	6,347

Increase (Decrease) in net interest income	$4,636	$(2,958)	$1,678	$3,765	$(116)	$3,649

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

Weighted Average Yield of Debt Securities

The following table summarizes the maturity distribution schedule with corresponding weighted average taxable equivalent yields of the debt securities portfolio at December 31, 2025. The following table presents securities at their expected maturities, which may differ from contractual maturities. The Company manages its debt securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds:

	As of December 31, 2025
			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total

	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *
Available-for-sale	(Dollars in thousands)
U.S. federal agencies	$21	0.14%	$-	0.00%	$-	0.00%	$-	0.00%	$21	0.14%
Mortgage-backed securities	902	1.33	7,059	1.37	-	-	17,471	1.70	25,432	1.60
State and political subdivisions	3,885	1.65	9,531	1.57	4,358	1.70	-	-	17,774	1.62
U.S. treasuries	983	0.97	3,743	1.09	882	1.12	-	-	5,608	1.08
Corporate debt securities	-	-	-	-	5,184	3.36	-	-	5,184	3.36
Total	$5,791	1.48%	$20,333	1.41%	$10,424	2.47%	$17,471	1.70%	$54,019	1.72%
Percentage of total	10.72%		37.64%		19.30%		32.34%		100.00%

*Yield is on a taxable-equivalent basis using 21% tax rate

Provision for Credit Losses

For the year ended December 31, 2025 compared to the year ended December 31, 2024:

-	The provision for credit losses increased from $0 to $700,000, reflecting routine adjustments within our allowance for credit losses estimation methodology; and
-	The allowance as a percentage of loans decreased by 7 basis points to 1.21%.

For the year ended December 31, 2024 compared to the year ended December 31, 2023:

-	The provision for credit losses decreased from $21.1 million to $0; and
-	The allowance as a percentage of loans decreased by 16 basis points to 1.28%.
-	The decrease in the provision was primarily due to the impact of a single loan customer that filed for bankruptcy in 2023, resulting in a $16.5 million charge-off recorded during that period.

Income Taxes

We file a consolidated income tax return and recognize deferred taxes based upon the future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The process of determining the accruals for income taxes involves the exercise of considerable judgment regarding tax rates, laws, and the implementation of tax planning strategies.

For the years ended December 31, 2025, 2024, and 2023, all of our income before income taxes was generated from domestic operations. We do not currently have exposure to foreign tax jurisdictions; as such, our jurisdictional tax mix remains concentrated within the United States and specific state jurisdictions, primarily Oklahoma.

Our provision for income taxes was $13.7 million for the year ended December 31, 2025, compared to $14.7 million for 2024. This resulted in an effective tax rate of 24.13% in 2025, compared to 24.28% in 2024. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the effect of state income taxes (net of federal benefit) and nondeductible expenses. The year-over-year rate change was primarily driven by the impact of Oklahoma state taxes and certain nondeductible reconciling items. Cash taxes paid during 2025 totaled $13.7 million, compared to $15.1 million in 2024, reflecting our domestic jurisdictional profile and the timing of estimated tax payments.

Noninterest Income

The following table sets forth the major components of our noninterest income for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended				For the Years Ended
	December 31,				December 31,
	2025	2024	$ Increase	% Increase	2024	2023	$ Increase	% Increase
			(Decrease)	(Decrease)			(Decrease)	(Decrease)
	(Dollars in thousands)				(Dollars in thousands)
Noninterest income:
Mortgage lending income	$1,326	$370	$956	258.38%	$370	$331	$39	11.78%
Gain (Loss) on sales, prepayments, and calls of available-for-sale debt securities	(10)	(6)	(4)	66.67%	(6)	(16)	10	-62.50%
Service charges on deposit accounts	941	975	(34)	-3.49%	975	869	106	12.20%
Other	6,246	9,915	(3,669)	-37.00%	9,915	8,058	1,857	23.05%
Total noninterest income	$8,503	$11,254	$(2,751)	-24.44%	$11,254	$9,242	$2,012	21.77%

For the year ended December 31, 2025 compared to the year ended December 31, 2024:

-
Other noninterest income was $6.2 million compared to $9.9 million, a decrease of $3.7 million, or 37.0%.  The decrease was primarily attributable to income related to the operation of oil and gas assets acquired during the fourth quarter of 2023, see Note 2 of the financial statements.

For the year ended December 31, 2024 compared to the year ended December 31, 2023:

-
Other noninterest income was $9.9 million compared to $8.1 million, an increase of $1.9 million, or 23.1%.  The increase was primarily attributable to income related to the operation of oil and gas assets acquired during the fourth quarter of 2023, see Note 2 of the financial statements.

Noninterest Expense

Noninterest expense for the year ended December 31, 2025 was $38.9 million compared to $37.1 million for the year ended December 31, 2024, an increase of $1.8 million or 4.9%. Noninterest expense for the year ended December 31, 2024 was $37.1 million compared to $33.4 million for the year ended December 31, 2023, an increase of $3.7 million or 11.0%. The following table sets forth the major components of our noninterest expense for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended				For the Years Ended
	December 31,				December 31,
	2025	2024	$ Increase (Decrease)	% Increase (Decrease)	2024	2023	$ Increase (Decrease)	% Increase (Decrease)

	(Dollars in thousands)				(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$22,634	$20,783	$1,851	8.91%	$20,783	$17,385	$3,398	19.55%
Furniture and equipment	1,278	1,070	208	19.44%	1,070	995	75	7.54%
Occupancy	2,580	2,640	(60)	-2.27%	2,640	2,689	(49)	-1.82%
Data and item processing	2,128	1,897	231	12.18%	1,897	1,730	167	9.65%
Accounting, marketing, and legal fees	757	836	(79)	-9.45%	836	543	293	53.96%
Regulatory assessments	814	1,196	(382)	-31.94%	1,196	1,537	(341)	-22.19%
Advertising and public relations	917	549	368	67.03%	549	427	122	28.57%
Travel, lodging and entertainment	439	431	8	1.86%	431	374	57	15.24%
Other expense	7,364	7,693	(329)	-4.28%	7,693	7,740	(47)	-0.61%
Total noninterest expense	$38,911	$37,095	$1,816	4.90%	$37,095	$33,420	$3,675	11.00%

For the year ended December 31, 2025 compared to the year ended December 31, 2024:

-
Salaries and employee benefits expense was $22.6 million compared to $20.8 million, an increase of $1.9 million, or 8.9%. The increase was primarily attributable to overall increases in compensation due to the performance of the Company and to remain competitive.

For the year ended December 31, 2024 compared to the year ended December 31, 2023:

-
Salaries and employee benefits expense was $20.8 million compared to $17.4 million, an increase of $3.4 million, or 19.6%. The increase was primarily attributable to overall increases in compensation due to the performance of the Company and to remain competitive.

Financial Condition

The following discussion of our financial condition compares December 31, 2025, 2024, and 2023.

Total Assets

Total assets increased $223.8 million, or 12.9%, to $1.96 billion as of December 31, 2025, as compared to $1.74 billion as of December 31, 2024 and $1.77 billion as of December 31, 2023.

Loan Portfolio

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of December 31, 2025, 2024, and 2023, our gross loans were $1.61 billion, $1.40 billion and $1.36 billion, respectively.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of December 31, 2025, December 31, 2024 and December 31, 2023:

	As of December 31,
	2025		2024		2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$224,566	14.0%	$167,685	12.0%	$137,206	10.1%
1-4 family real estate	126,122	7.8%	121,047	8.7%	100,576	7.4%
Commercial real estate - other	587,597	36.5%	511,304	36.5%	518,622	38.0%
Total commercial real estate	938,285	58.3%	800,036	57.2%	756,404	55.5%

Commercial & industrial	567,280	35.2%	507,023	36.2%	526,185	38.5%
Agricultural	90,908	5.7%	77,922	5.6%	66,495	4.9%
Consumer	12,894	0.8%	14,312	1.0%	14,517	1.1%
Gross loans	1,609,367	100.0%	1,399,293	100.0%	1,363,601	100.0%
Less: unearned income, net	(2,936)		(1,910)		(2,762)
Total Loans, net of unearned income	1,606,431		1,397,383		1,360,839
Less: Allowance for credit losses	(19,407)		(17,918)		(19,691)
Net loans	$1,587,024		$1,379,465		$1,341,148

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

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of December 31, 2025
			Due after One Year		Due after Five Years
	Due in One Year or Less		Through Five Years		Through Fifteen Years		Due after Fifteen Years
	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Total
	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Construction & development	$638	$116,658	$10,497	$95,444	$-	$399	$930	$-	$224,566
1-4 family real estate	7,281	21,031	32,503	56,599	775	5,533	2,400	-	126,122
Commercial real estate - other	22,817	41,301	66,266	412,436	139	38,515	6,123	-	587,597
Total commercial real estate	30,736	178,990	109,266	564,479	914	44,447	9,453	-	938,285

Commercial & industrial	47,266	293,406	14,097	173,586	107	38,246	572	-	567,280
Agricultural	31,633	10,926	6,560	37,162	-	3,253	1,374	-	90,908
Consumer	1,747	2	4,866	258	806	3,714	1,501	-	12,894
Gross loans	$111,382	$483,324	$134,789	$775,485	$1,827	$89,660	$12,900	$-	$1,609,367

	As of December 31, 2024
			Due after One Year		Due after Five Years
	Due in One Year or Less		Through Five Years		Through Fifteen Years		Due after Fifteen Years
	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Total
	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Construction & development	$9,378	$76,709	$2,050	$78,786	$-	$564	$198	$-	$167,685
1-4 family real estate	15,426	20,085	43,558	31,566	964	4,826	4,622	-	121,047
Commercial real estate - other	47,737	61,482	103,484	271,156	153	18,303	8,989	-	511,304
Total commercial real estate	72,541	158,276	149,092	381,508	1,117	23,693	13,809	-	800,036

Commercial & industrial	36,062	263,026	13,639	175,729	8,232	9,738	597	-	507,023
Agricultural	22,768	8,991	16,581	26,677	-	1,054	1,851	-	77,922
Consumer	1,661	4	5,641	170	602	3,570	2,664	-	14,312
Gross loans	$133,032	$430,297	$184,953	$584,084	$9,951	$38,055	$18,921	$-	$1,399,293

	As of December 31, 2023
			Due after One Year		Due after Five Years
	Due in One Year or Less		Through Five Years		Through Fifteen Years		Due after Fifteen Years
	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Total
	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Construction & development	$11,431	$70,040	$8,970	$44,935	$-	$1,438	$392	$-	$137,206
1-4 family real estate	13,628	13,015	41,602	21,451	26	5,443	5,411	-	100,576
Commercial real estate - other	50,251	65,120	152,250	219,260	129	21,283	10,329	-	518,622
Total real estate	75,310	148,175	202,822	285,646	155	28,164	16,132	-	756,404

Commercial & industrial	20,389	263,564	41,520	186,776	3,276	10,041	619	-	526,185
Agricultural	13,250	22,615	13,935	13,032	-	810	2,853	-	66,495
Consumer	2,170	14	5,490	121	595	3,604	2,523	-	14,517
Gross loans	$111,119	$434,368	$263,767	$485,575	$4,026	$42,619	$22,127	$-	$1,363,601

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

To determine the adequacy of the allowance, the loan portfolio is broken into segments based on loan type. Historical loss experience factors by segment, adjusted for changes in trends and conditions, are used to determine an indicated allowance for each portfolio segment. These factors are evaluated and updated based on the composition of the specific loan segment. Other considerations include volumes and trends of delinquencies, nonaccrual loans, levels of bankruptcies, criticized and classified loan trends, expected losses on real estate secured loans, new credit products and policies, economic conditions, concentrations of credit risk and the experience and abilities of our lending personnel. In addition to the segment evaluations, substandard loans with a balance of $250,000 or more are individually evaluated based on facts and circumstances of the loan to determine if a specific allowance amount may be necessary. Specific allowances may also be established for loans whose outstanding balances are below the $250,000 threshold when it is determined that the risk associated with the loan differs significantly from the risk factor amounts established for its loan segment.

The allowance was $19.4 million at December 31, 2025, $17.9 million at December 31, 2024 and $19.7 million at December 31, 2023.  See the 2025 Overview for further discussion regarding management’s ongoing assessment of the adequacy of the allowance.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	As of December 31,
	2025	2024	2023
	(Dollars in thousands)
Balance at beginning of the period	$17,918	$19,691	$14,734
Impact of CECL adoption	-	-	250
Provision for credit losses for loans	700	-	21,181
Charge-offs:
Construction & development	-	-	-
1-4 family real estate	-	-	-
Commercial real estate - other	(197)	(275)	-
Commercial & industrial	-	(2,000)	(16,500)
Agricultural	-	-	(7)
Consumer	(3)	-	(17)
Total charge-offs	(200)	(2,275)	(16,524)
Recoveries:
Construction & development	-	-	-
1-4 family real estate	-	-	-
Commercial real estate - other	17	-	-
Commercial & industrial	965	495	40
Agricultural	4	7	2
Consumer	3	-	8
Total recoveries	989	502	50
Net recoveries (charge-offs)	789	(1,773)	(16,474)
Balance at end of the period	$19,407	$17,918	$19,691
Net recoveries (charge-offs) to average loans	0.05%	-0.13%	-1.25%

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,222	6.3%	$1,223	6.8%	$1,417	7.2%
1-4 family real estate	964	5.0%	1,313	7.3%	1,271	6.5%
Commercial real estate - other	6,855	35.3%	6,992	39.0%	6,889	35.0%
Commercial & industrial	9,369	48.2%	6,797	38.0%	9,237	46.8%
Agricultural	612	3.2%	1,106	6.2%	628	3.2%
Consumer	385	2.0%	487	2.7%	249	1.3%
Total	$19,407	100.0%	$17,918	100.0%	$19,691	100.0%

Nonaccrual Loans and Nonperforming Assets

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

Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. Nonperforming assets consist of nonperforming loans plus OREO. Loans accounted for on a nonaccrual basis were $6.5 million as of December 31, 2025, $7.2 million as of December 31, 2024, and $18.9 million as of December 31, 2023. OREO was $461,000, $321,000, and $0 as of December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of December 31,
	2025	2024	2023
	(Dollars in thousands)
Nonaccrual loans(1)	$6,460	$7,170	$18,941
Accruing loans 90 or more days past due	-	-	10,026
Total nonperforming assets(2)	$6,460	$7,170	$28,967
Ratio of nonperforming loans to total loans	0.40%	0.51%	2.13%
Ratio of nonaccrual loans to total loans	0.40%	0.51%	1.39%
Ratio of allowance for credit losses to total loans	1.21%	1.28%	1.45%
Ratio of allowance for credit losses to nonaccrual loans	300.42%	249.90%	103.96%
Ratio of nonperforming assets to total assets	0.33%	0.41%	1.64%

(1) There are no loans modified to borrowers experiencing financial difficulty included in nonaccrual loans as of December 31, 2025 and December 31, 2024, respectively.
(2) Excludes OREO of $461,000, $321,000, and $0 as of December 31, 2025, 2024, and 2023, respectively, as the balances are not considered material for separate disclosure.

The following tables present an aging analysis of loans as of the dates indicated.

	As of December 31, 2025
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total past due loans	Current	Gross loans

	(Dollars in thousands)
Construction & development	$79	$-	$-	$-	$79	$224,487	$224,566
1-4 family real estate	47	-	-	-	47	126,075	126,122
Commercial real estate - other	-	1,423	-	-	1,423	586,174	587,597
Commercial & industrial	1,702	80	3,429	-	5,211	562,069	567,280
Agricultural	-	-	-	-	-	90,908	90,908
Consumer	30	-	-	-	30	12,864	12,894
Total	$1,858	$1,503	$3,429	$-	$6,790	$1,602,577	$1,609,367

	As of December 31, 2024
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Gross loans

	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$167,685	$167,685
1-4 family real estate	-	-	-	-	-	121,047	121,047
Commercial real estate - other	103	-	3,426	-	3,529	507,775	511,304
Commercial & industrial	403	5	-	-	408	506,615	507,023
Agricultural	-	-	-	-	-	77,922	77,922
Consumer	97	-	-	-	97	14,215	14,312
Total	$603	$5	$3,426	$-	$4,034	$1,395,259	$1,399,293

	As of December 31, 2023
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Gross loans

	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$137,206	$137,206
1-4 family commercial	-	-	-	-	-	100,576	100,576
Commercial real estate - other	-	-	-	-	-	518,622	518,622
Commercial & industrial	472	10,969	9,946	9,946	21,387	504,798	526,185
Agricultural	-	-	-	-	-	66,495	66,495
Consumer	-	27	80	80	107	14,410	14,517
Total	$472	$10,996	$10,026	$10,026	$21,494	$1,342,107	$1,363,601

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

Substandard loans totaled $7.9 million as of December 31, 2025, a decrease of $7.3 million compared to December 31, 2024. Substandard loans totaled $15.2 million as of December 31, 2024, a decrease of $15.9 million compared to December 31, 2023. The total net decrease in substandard loans in 2025 as compared to 2024, is comprised of a net decrease in commercial and industrial substandard loans primarily related to one note totaling $3.9 million with no specific reserve, and a net decrease in commercial real estate primarily related to one note totaling $3.0 million with a $0.2 million specific reserve.

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of December 31, 2025
	Pass	Watch	Special mention	Substandard	Total

	(Dollars in thousands)
Construction & development	$222,688	$-	$1,323	$555	$224,566
1-4 family real estate	126,122	-	-	-	126,122
Commercial real estate - other	561,134	18,077	6,893	1,493	587,597
Commercial & industrial	505,252	37,285	18,908	5,835	567,280
Agricultural	87,129	-	3,779	-	90,908
Consumer	12,894	-	-	-	12,894
Total	$1,515,219	$55,362	$30,903	$7,883	$1,609,367

	As of December 31, 2024
	Pass	Watch	Special mention	Substandard	Total

	(Dollars in thousands)
Construction & development	$165,863	$-	$1,259	$563	$167,685
1-4 family real estate	121,047	-	-	-	121,047
Commercial real estate - other	498,835	-	7,493	4,976	511,304
Commercial & industrial	493,512	-	3,817	9,694	507,023
Agricultural	74,896	-	3,026	-	77,922
Consumer	14,312	-	-	-	14,312
Total	$1,368,465	$-	$15,595	$15,233	$1,399,293

	As of December 31, 2023
	Pass	Watch	Special mention	Substandard	Total

	(Dollars in thousands)
Construction & development	$136,417	$-	$789	$-	$137,206
1-4 family real estate	100,576	-	-	-	100,576
Commercial real estate - other	502,795	-	15,701	126	518,622
Commercial & industrial	485,433	4,094	5,767	30,891	526,185
Agricultural	66,495	-	-	-	66,495
Consumer	14,437	-	-	80	14,517
Total	$1,306,153	$4,094	$22,257	$31,097	$1,363,601

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

Of our interest-bearing deposits, some were obtained through brokered transactions. As of December 31, 2025, 2024, and 2023, brokered deposits were $205.6 million, $225.5 million, and $50.1 million, respectively. To manage liquidity and provide insurance for customer funds, the Company participates in reciprocal deposit programs, such as CDARS and ICS. At December 31, 2025, reciprocal deposits totaled $576.5 million.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits were $391.7 million and $354.2 million as of December 31, 2025 and December 31, 2024, respectively, as calculated per regulatory guidance. This was approximately 23.2% and 23.4% of deposits as of December 31, 2025 and December 31, 2024, respectively.

Total deposits as of December 31, 2025, 2024, and 2023 were $1.70 billion, $1.52 billion and $1.59 billion, respectively. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	For the Year Ended December 31,
	2025		2024		2023
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total

	(Dollars in thousands)
Noninterest-bearing demand	$341,416	20.07%	$313,258	20.70%	$482,349	30.40%
Interest-bearing transaction deposits	1,023,325	60.17%	889,679	58.70%	702,150	44.10%
Savings deposits	92,604	5.44%	73,379	4.80%	150,116	9.40%
Time deposits (less than $250,000)	147,263	8.66%	146,814	9.70%	168,690	10.60%
Time deposits ($250,000 or more)	96,225	5.66%	92,341	6.10%	88,086	5.50%
Total interest-bearing deposits	1,359,417	79.9%	1,202,213	79.3%	1,109,042	69.6%
Total deposits	$1,700,833	100.0%	$1,515,471	100.0%	$1,591,391	100.0%

The following table summarizes our average deposit balances and weighted average rates for the years ended December 31, 2025, 2024, and 2023:

	For the Year Ended December 31,
	2025		2024		2023
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate

	(Dollars in thousands)
Noninterest-bearing demand	$317,743	0.00%	$381,660	0.00%	$433,603	0.00%
Interest-bearing transaction deposits	941,181	3.16%	776,141	3.81%	705,891	3.42%
Savings deposits	79,878	1.88%	106,173	3.63%	119,278	3.74%
Time deposits	237,548	3.99%	254,057	4.69%	256,672	4.06%
Total interest-bearing deposits	1,258,607	3.25%	1,136,371	3.98%	1,081,841	3.60%
Total deposits	$1,576,350	2.59%	$1,518,031	2.99%	$1,515,444	2.57%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of December 31, 2025 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total

	(Dollars in thousands)
Time deposits (less than $250,000)	$56,951	$45,791	$37,766	$6,755	$147,263
Time deposits ($250,000 or more)	37,413	21,015	20,278	17,519	96,225
Total time deposits	$94,364	$66,806	$58,044	$24,274	$243,488

	As of December 31, 2024 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total

	(Dollars in thousands)
Time deposits (less than $250,000)	$62,577	$38,514	$41,345	$4,378	$146,814
Time deposits ($250,000 or more)	45,667	25,552	18,055	3,067	92,341
Total time deposits	$108,244	$64,066	$59,400	$7,445	$239,155

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

As of December 31, 2025, we had no unsecured fed funds lines with correspondent depository institutions with no amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $213.8 million as of December 31, 2025 and $190.9 million as of December 31, 2024, and we had access to approximately $288.6 million in liquidity with the Federal Reserve Bank as of December 31, 2025 and $336.1 million as of December 31, 2024.

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

As of December 31, 2025, the FDIC categorized the Bank as “well-capitalized” under the prompt corrective action framework. There have been no conditions or events since December 31, 2025 that management believes would change this classification.

The table below also summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of December 31, 2025, 2024, and 2023. The Bank exceeded all regulatory capital requirements under Basel III and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

	Actual		With Capital Conservation Buffer		Minimum to be “Well- Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2025
Total capital (to risk-weighted assets)
Company	$261,451	15.24%	$180,076	10.50%	N/A	N/A
Bank	261,411	15.25%	179,970	10.50%	$171,400	10.00%
Tier 1 capital (to risk-weighted assets)
Company	241,580	14.09%	145,776	8.50%	N/A	N/A
Bank	241,540	14.09%	145,690	8.50%	137,120	8.00%
CET 1 capital (to risk-weighted assets)
Company	241,580	14.09%	120,051	7.00%	N/A	N/A
Bank	241,540	14.09%	119,980	7.00%	111,410	6.50%
Tier 1 capital (to average assets)
Company	241,580	12.82%	N/A	N/A	N/A	N/A
Bank	241,540	12.82%	N/A	N/A	94,213	5.00%

	Actual		With Capital Conservation Buffer		Minimum to be “Well- Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2024
Total capital (to risk-weighted assets)
Company	$227,229	15.21%	$156,830	10.50%	N/A	N/A
Bank	227,189	15.22%	156,723	10.50%	$149,260	10.00%
Tier 1 capital (to risk-weighted assets)
Company	208,847	13.98%	126,957	8.50%	N/A	N/A
Bank	208,807	13.99%	126,871	8.50%	119,408	8.00%
CET 1 capital (to risk-weighted assets)
Company	208,847	13.98%	104,553	7.00%	N/A	N/A
Bank	208,807	13.99%	104,482	7.00%	97,019	6.50%
Tier 1 capital (to average assets)
Company	208,847	12.19%	N/A	N/A	N/A	N/A
Bank	208,807	12.18%	N/A	N/A	85,698	5.00%

	Actual		With Capital Conservation Buffer		Minimum to be “Well- Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2023
Total capital (to risk-weighted assets)
Company	$185,171	12.74%	$152,579	10.50%	N/A	N/A
Bank	185,118	12.75%	152,472	10.50%	$145,211	10.00%
Tier 1 capital (to risk-weighted assets)
Company	166,982	11.49%	123,516	8.50%	N/A	N/A
Bank	166,942	11.50%	123,429	8.50%	116,169	8.00%
CET 1 capital (to risk-weighted assets)
Company	166,982	11.49%	101,719	7.00%	N/A	N/A
Bank	166,942	11.50%	101,648	7.00%	94,387	6.50%
Tier 1 capital (to average assets)
Company	166,982	9.50%	N/A	N/A	N/A	N/A
Bank	166,942	9.50%	N/A	N/A	87,897	5.00%

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased to $251.0 million as of December 31, 2025, compared to $213.2 million as of December 31, 2024 and $170.3 million as of December 31, 2023. The increases were driven by retained capital from net income during the periods.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of December 31, 2025 and December 31, 2024:

	Payments Due as of December 31, 2025
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total

	(Dollars in thousands)
Deposits without a stated maturity	$1,457,345	$-	$-	$-	$1,457,345
Time deposits	219,214	23,893	381	-	243,488
Operating lease commitments	621	798	368	359	2,146
Total contractual obligations	$1,677,180	$24,691	$749	$359	$1,702,979

	Payments Due as of December 31, 2024
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total

	(Dollars in thousands)
Deposits without a stated maturity	$1,276,316	$-	$-	$-	$1,276,316
Time deposits	231,710	6,746	699	-	239,155
Operating lease commitments	646	516	236	476	1,874
Total contractual obligations	$1,508,672	$7,262	$935	$476	$1,517,345

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

The following table summarizes commitments as of the dates presented:

	As of December 31,
	2025	2024	2023
	(Dollars in thousands)
Commitments to extend credit	$324,748	$272,261	$256,888
Standby letters of credit	19,540	11,333	4,247
Total	$344,288	$283,594	$261,135

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

On a quarterly basis, we run various simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static model and dynamic growth models, rates are shocked instantaneously and ramped rates change over a 12-month and 24-month horizon based upon parallel and non-parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Non-parallel simulation involves analysis of interest income and expense under various changes in the shape of the yield curve. Our internal policy regarding internal rate risk simulations currently specifies that for gradual parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 20% for a -200 basis point shift, 10% for a -100 basis point shift, 10% for a 100 basis point shift, 20% for a 200 basis point shift, 30% for a 300 basis point shift, and 30% for a 400 basis point shift.

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31,
	2025		2024		2023
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+400	24.80%	20.66%	17.71%	23.27%	23.35%	17.72%
+300	19.28%	19.58%	13.65%	22.34%	19.04%	16.63%
+200	13.51%	18.45%	9.54%	21.30%	14.74%	15.45%
+100	7.41%	17.25%	5.15%	20.15%	10.42%	14.20%
Base	1.06%	15.98%	0.24%	18.82%	5.76%	12.72%
-100	-4.27%	14.84%	-4.92%	17.37%	0.73%	11.22%
-200	-6.12%	13.48%	-9.83%	15.73%	-4.31%	9.47%

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

Item 8.   Financial Statements and Supplementary Data

Consolidated Financial Statements Index

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bank7 Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Bank7 Corp. and its subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for the year ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 16, 2026 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Loans

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses on loans was $19.4 million as of December 31, 2025. The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The methodology for estimating the amount of credit losses reported in the allowance for credit losses has two basic components: an asset-specific component involving loans that do not share risk characteristics and the measurement of expected credit losses for such individual loans and a pooled component for expected credit losses for pools of loans that share similar risk characteristics. A discounted cash flow (“DCF”) methodology is utilized to calculate expected cash flows for the life of each individual loan, with the exception of consumer segment loans. The discounted present value of expected cash flow is then compared to the loan’s amortized cost basis to determine the credit loss estimate.  Individual loan results are aggregated at the pool level in determining total reserves for each loan pool. The primary inputs used to calculate expected cash flows include historical loss rates which reflect probability of default (“PD”) and loss given default (“LGD”), and prepayment rates.  The historical look-back period is a key factor in the calculation of the PD rate and is based on management’s assessment of current and forecasted conditions and may vary by loan pool.  LGD rates generally reflect the historical average net loss rate by loan pool.  Expected cash flows are further adjusted to incorporate the impact of loan prepayments which will vary by loan segment and interest rate conditions.

Adjustments are made to incorporate the impact of forecasted conditions across all loan segments. The Company utilizes a 12-month reasonable and supportable forecast period, followed by a 12-month reversion period where loss rates revert to the historical average on a straight-line basis. The length of the forecast and reversion periods are periodically evaluated and based on management’s assessment of current and forecasted conditions. For purposes of developing a reasonable and supportable assessment of future conditions, management utilizes established industry and economic data points and sources, including forecasts for the national unemployment rate and gross domestic product growth from the Federal Open Market Committee. PD rates for the forecast period will be adjusted accordingly based on management’s assessment of future conditions.

Loss rates are further adjusted to account for other risk factors that impact loan defaults and losses.  These basis point adjustments are based on management’s assessment of trends and conditions that impact credit risk and resulting credit losses, more specifically internal and external factors that are independent of and not reflected in the quantitative loss rate calculations. Risk factors management considers in this assessment include trends in underwriting standards, nature/volume/terms of loan originations, past due loans, loan review systems, collateral valuations, concentrations, legal/regulatory/political conditions, and the unforeseen impact of natural disasters. The evaluation of these qualitative factors and forecasts requires that management make significant judgements and are highly sensitive to changes in significant assumptions.

We identified the qualitative factors and forecasts applied to the allowance for credit losses on loans as a critical audit matter because auditing the forecasts and qualitative factors required a high degree of auditor judgment, as the estimate is highly sensitive to changes in significant assumptions.

Our audit procedures related to the forecasts and qualitative factors applied to the allowance for credit losses on loans included the following, among others:

•	We tested management’s process and evaluated the reasonableness of their judgements and assumptions to develop the qualitative factors and forecasts, which included:

o
Testing the relevancy, accuracy and consistency of the data inputs used by management as a basis for the adjustments for qualitative factors and supportable forecasts by comparing to internal and external independently sourced data, including data related to current and forecasted periods.

o	Evaluating the magnitude and directional consistency of the adjustments with data points and trends in the loan portfolio, economic observations and other internal and external data inputs.

o
Evaluating whether management’s conclusions were consistent with Company provided internal data and external, independently sourced data and recalculating the adjustments and agreeing the calculated adjustments to the allowance calculation.

/s/ RSM US LLP

We have served as the Company’s auditor since 2025.

Dallas, Texas
March 16, 2026

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors, and Audit Committee

Bank7 Corp.

Oklahoma City, Oklahoma

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Bank7 Corp. (“Company”) as of December 31, 2024, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We served as the Company’s auditor from 2013 to 2025.

/s/ Forvis Mazars, LLP

Oklahoma City, Oklahoma
March 12, 2025

Bank7 Corp.
Consolidated Balance Sheets
(Dollar amounts in thousands, except par value and share data)

	December 31,
Assets	2025	2024

Cash and due from banks	$244,635	$234,196
Interest-bearing time deposits in other banks	10,457	6,719
Available-for-sale debt securities (amortized cost of $57,316 and $66,445 at December 31, 2025 and December 31, 2024, respectively)	54,019	59,941
Loans, net of allowance for credit losses of $19,407 and $17,918 at December 31, 2025 and December 31, 2024, respectively	1,587,024	1,379,465
Loans held for sale	2,078	-
Premises and equipment, net	21,884	18,137
Nonmarketable equity securities	1,165	1,283
Core deposit intangibles	752	878
Goodwill	11,208	8,458
Interest receivable and other assets	30,418	30,731

Total assets	$1,963,640	$1,739,808

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$341,416	$313,258
Interest-bearing	1,359,417	1,202,213

Total deposits	1,700,833	1,515,471

Income taxes payable	594	77
Interest payable and other liabilities	11,218	11,047

Total liabilities	1,712,645	1,526,595

Shareholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding: 9,462,656 and 9,390,211 at December 31, 2025 and December 31, 2024, respectively	95	94
Additional paid-in capital	103,739	101,809
Retained earnings	149,707	116,281
Accumulated other comprehensive loss	(2,546)	(4,971)

Total shareholders’ equity	250,995	213,213

Total liabilities and shareholders’ equity	$1,963,640	$1,739,808

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands, except share and per share data)

	Year ended December 31,
	2025	2024	2023
Interest Income
Loans, including fees	$117,513	$119,416	$109,843
Interest-bearing time deposits in other banks	564	785	519
Debt securities, taxable	1,085	2,531	2,791
Debt securities, tax-exempt	246	273	330
Other interest and dividend income	9,350	8,535	8,061

Total interest income	128,758	131,540	121,544

Interest Expense
Deposits	40,885	45,345	38,998

Total interest expense	40,885	45,345	38,998

Net Interest Income	87,873	86,195	82,546

Provision for Credit Losses	700	-	21,145

Net Interest Income After Provision for Credit Losses	87,173	86,195	61,401

Noninterest Income
Mortgage lending income	1,326	370	331
Loss on sales, prepayments, and calls of available-for-sale debt securities	(10)	(6)	(16)
Service charges on deposit accounts	941	975	869
Other	6,246	9,915	8,058

Total noninterest income	8,503	11,254	9,242

Noninterest Expense
Salaries and employee benefits	22,634	20,783	17,385
Furniture and equipment	1,278	1,070	995
Occupancy	2,580	2,640	2,689
Data and item processing	2,128	1,897	1,730
Accounting, marketing and legal fees	757	836	543
Regulatory assessments	814	1,196	1,537
Advertising and public relations	917	549	427
Travel, lodging and entertainment	439	431	374
Other	7,364	7,693	7,740

Total noninterest expense	38,911	37,095	33,420

Income Before Taxes	56,765	60,354	37,223
Income tax expense	13,696	14,656	8,948
Net Income	$43,069	$45,698	$28,275

Earnings per common share - basic	$4.56	$4.92	$3.09
Earnings per common share - diluted	4.50	4.84	3.05
Weighted average common shares outstanding - basic	9,444,105	9,290,051	9,161,565
Weighted average common shares outstanding - diluted	9,574,190	9,447,751	9,264,307

Other Comprehensive Income
Unrealized gains on securities, net of tax expense of $784, $335 and $1 million for the years ended December 31, 2025, 2024, and 2023, respectively	$2,417	$1,169	$3,146
Reclassification adjustment for realized losses included in net income net of tax of $2, $1 and $4 for the years ended December 31, 2025, 2024, and 2023, respectively	8	5	12
Other comprehensive income	$2,425	$1,174	$3,158
Comprehensive Income	$45,494	$46,872	$31,433

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Consolidated Statements of Shareholders’ Equity
(Dollar amounts in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Common Stock (Shares)
Balance at beginning of period	9,390,211	9,197,696	9,131,973
Exercise of employee stock options	9,313	144,813	28,423
Shares issued for restricted stock units	92,396	68,578	57,354
Shares acquired and retired	(29,264)	(20,876)	(20,054)
Balance at end of period	9,462,656	9,390,211	9,197,696

Common Stock (Amount)
Balance at beginning of period	$94	$92	$91
Net shares purchased and retired for restricted stock units and issued for stock options	1	2	1
Balance at end of period	$95	$94	$92

Additional Paid-in Capital
Balance at beginning of period	$101,809	$97,417	$95,263
Shares purchased and retired for restricted stock units	(1,277)	(666)	(513)
Exercise of stock options	145	2,591	503
Stock-based compensation expense	3,062	2,467	2,164
Balance at end of period	$103,739	$101,809	$97,417

Retained Earnings
Balance at beginning of period	$116,281	$78,962	$58,049
Net income	43,069	45,698	28,275
Cumulative effect of change in accounting principle, net of tax of $178	-	-	(572)
Cash dividends declared ($1.02, $0.89 and $0.74 per share for the years ended December 31, 2025, 2024, and 2023, respectively)	(9,643)	(8,379)	(6,790)
Balance at end of period	$149,707	$116,281	$78,962

Accumulated Other Comprehensive Loss
Balance at beginning of period	$(4,971)	$(6,145)	$(9,303)
Comprehensive income	2,425	1,174	3,158
Balance at end of period	$(2,546)	$(4,971)	$(6,145)

Total Shareholders’ equity	$250,995	$213,213	$170,326

See accompanying notes to Consolidated Financial Statements

Bank7 Corp.
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31
	2025	2024	2023

Operating Activities
Net income	$43,069	$45,698	$28,275
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,119	1,057	1,302
Provision for credit losses	700	-	21,145
Amortization (Accretion) of premiums and discounts on securities	198	(766)	381
Gain on sales of loans held for sale	(1,326)	(370)	(331)
Net loss on sale of available-for-sale debt securities	10	6	16
Stock-based compensation expense	3,062	2,467	2,164
Gain on sale of premises and equipment	-	(120)	(77)
Cash receipts from the sale of loans originated for sale	52,230	20,452	10,535
Cash disbursements for loans originated for sale	(52,982)	(19,364)	(10,922)
Deferred income tax expense	(344)	(144)	(1,259)
Changes in
Interest receivable and other assets	13	5,277	(2,536)
Interest payable and other liabilities	387	853	432

Net cash provided by operating activities	46,136	55,046	49,125

Investing Activities
Net cash paid for acquisition	(2,750)	-	(16,482)
Maturities of interest-bearing time deposits in other banks	11,691	19,461	8,471
Purchases of interest-bearing time deposits in other banks	(15,429)	(8,501)	(20,676)
Maturities, prepayments and calls of available-for-sale debt securities	8,923	195,692	7,422
Purchases of available-for-sale debt securities	-	(83,877)	-
Net change in loans	(208,399)	(38,638)	(106,762)
Purchases of premises and equipment	(4,740)	(4,197)	(2,834)
Proceeds from sale of premises and equipment	-	218	78
Purchase of nonmarketable equity securities	(40)	-	(74)
Proceeds from sale of nonmarketable equity securities	158	-	-

Net cash (used in) provided by investing activities	(210,586)	80,158	(130,857)

Financing Activities
Net change in deposits	185,362	(75,920)	159,991
Cash dividends paid	(9,342)	(8,057)	(6,323)
Shares purchased and retired for restricted stock units	(1,277)	(666)	(513)
Net settlement of stock options	145	2,591	503
Common stock issued for restricted stock units	1	2	1

Net cash provided by (used in) financing activities	174,889	(82,050)	153,659

Net Increase in Cash and Due from Banks	10,439	53,154	71,927

Cash and Due from Banks, Beginning of Period	234,196	181,042	109,115

Cash and Due from Banks, End of Period	$244,635	$234,196	$181,042

Supplemental Disclosure of Cash Flows Information
Interest paid	$40,949	$45,565	$37,935
Income taxes paid	$13,714	$15,059	$10,800
Dividends declared and not paid	$2,555	$2,254	$1,932
Measurement period goodwill adjustment	$-	$-	$(146)

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, the Bank and its three subsidiaries: First American Mortgage, LLC, which provides residential mortgage lending services, 1039 NW 63rd, LLC, which holds real estate utilized by the Bank, and Giddings Production, LLC, which is engaged in the production of oil, natural gas and natural gas liquid (“NGL”) reserves in Texas. All significant intercompany accounts and transactions have been eliminated in consolidation.

Management has refined the presentation of the Fair Value disclosure footnote for financial instruments not recorded at fair value. Specifically, the 2024 comparative disclosures for financial instruments not recorded at fair value have been refined to enhance clarity. These refinements had no impact on previously reported total assets, total liabilities, shareholders’ equity, or net income.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses.

Cash and due from banks

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents may include deposits held at Federal Home Loan Banks, which are not insured by the FDIC.

Interest-Bearing Time Deposits in Other Banks

Interest-bearing time deposits in other banks totaled $10.5 million and $6.7 million at December 31, 2025 and December 31, 2024, respectively, and have original maturities generally ranging from three months to five years. All of these deposits were fully insured under FDIC limits at December 31, 2025 and December 31, 2024.

Available-for-Sale Debt Securities

Available-for-sale debt securities are carried at fair value with unrealized gains and losses excluded from earnings and reported separately in other comprehensive income, except for the credit-related impairment, as discussed in the following section. The Company currently has no securities designated as trading or held-to-maturity. Interest income is recognized at the coupon rate adjusted for amortization and accretion of premiums and discounts. Discounts are accreted into interest income over the estimated life of the related security and premiums are amortized against income to the earlier of the call date or weighted average life of the related security using the interest method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. They are included in noninterest income or expense and, when applicable, are reported as a reclassification adjustment in other comprehensive income (loss).

Bank7 Corp.
Notes to Consolidated Financial Statements
Allowance for Credit Losses – Investment Securities

On January 1, 2023, the Company was required to adopt a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology.

Allowance for Credit Losses – Available for Sale (“AFS”) Securities - The Company evaluates its available-for-sale securities portfolio on a quarterly basis for potential credit-related impairment. The Company assesses potential credit impairment by comparing the fair value of a debt security to its amortized cost basis. If the fair value of a debt security is greater than the amortized cost basis, no impairment is recognized.  If the fair value is less than the amortized costs basis, the Company reviews the factors to determine if the impairment is credit-related or noncredit-related.  For debt securities the Company intends to sell or is more likely than not required to sell, before the recovery of their amortized cost basis, the difference between fair value and amortized cost is impaired and is recognized through earnings. For debt securities the Company does not intend to sell and is not more likely than not required to sell, prior to expected recovery of amortized cost basis, the credit portion of the impairment is recognized through earnings, with a corresponding entry to an allowance for credit losses, and the noncredit portion is recognized through accumulated other comprehensive loss.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, and net deferred loan fees and costs. Accrued interest receivable totaled $8.8 million and $8.8 million at December 31, 2025 and December 31, 2024, respectively, and was reported in interest receivable and other assets on the consolidated balance sheets. The Company has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Interest income is accrued on the unpaid principal balance using the simple-interest method on the daily balances of the principal amounts outstanding.

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

Loans That Do Not Share Risk Characteristics (Individually Analyzed)

Loans that do not share similar risk characteristics are evaluated on an individual basis.  Loans deemed to be collateral dependent have differing risk characteristics and are individually analyzed to estimate the expected credit loss.  A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is dependent on the operation or liquidation and sale of the underlying collateral.  For collateral dependent loans where foreclosure is probable, the expected credit loss is measured based on the difference between the fair value of the collateral (less selling cost) and the amortized cost basis of the asset.  For collateral dependent loans where foreclosure is not probable, the Company has elected the practical expedient allowed by ASC 326-20 to measure the expected credit loss under the same approach as those loans where foreclosure is probable.  For loans the fair value of the collateral is obtained through independent appraisal or internal valuation of the underlying collateral.  The Company estimates the fair value of the collateral using the best information available, which may include independent appraisals or other relevant market data.

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

Forecast Factors

Adjustments are made to incorporate the impact of forecasted conditions across all loan segments. Certain assumptions are also applied, including the length of the forecast and reversion periods. The Company utilizes a 12-month reasonable and supportable forecast period, followed by a 12-month reversion period where loss rates revert to the historical average on a straight-line basis. The length of the forecast and reversion periods are periodically evaluated and based on management’s assessment of current and forecasted conditions. For purposes of developing a reasonable and supportable assessment of future conditions, management utilizes established industry and economic data points and sources, including forecasts for the national unemployment rate and gross domestic product (GDP) growth from the Federal Open Market Committee (FOMC). PD rates for the forecast period will be adjusted accordingly based on management’s assessment of future conditions.  PD rates for the remainder period will reflect the historical mean PD rate.  Reversion period PD rates reflect the difference between forecast and remainder period PD rates closed using a straight-line adjustment over the reversion period.

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

Long-Lived Asset Impairment

The Company evaluates the recoverability of the carrying value of long-lived assets, including premises and equipment, operating lease right-of-use assets, and core deposit intangibles, whenever events or circumstances indicate the carrying amount may not be recoverable.  If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows is expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

No asset impairment was recognized during the years ended December 31, 2025, 2024, and 2023.

Bank7 Corp.
Notes to Consolidated Financial Statements
Other Real Estate Owned

OREO consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair values based upon appraisals, less estimated costs to sell. Losses arising at the time of reclassification of such properties from loans to OREO are charged directly to the allowance for credit losses. Any losses on premises identified to be sold are charged to operating expense at the time of transfer from premises to OREO. Losses from declines in value of the properties subsequent to classification as OREO are charged to operating expense. Revenues and expenses for OREO property are included in the consolidated statements of comprehensive income for the period in which they occur. Gross rental income for OREO is included in other non-interest income. The expenses of operating or holding OREO property are included in noninterest expense. Other real estate owned is included in interest receivable and other assets on the consolidated balance sheets. The balance of OREO was not material for any of the periods presented.

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

Goodwill and Intangible Assets

Intangible assets totaled $752,000 and goodwill, net of accumulated amortization totaled $11.2 million for the year ended December 31, 2025, compared to intangible assets of $878,000 and goodwill, net of accumulated amortization of $8.5 million for the year ended December 31, 2024.

Goodwill resulting from a business combination represents the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is tested annually for impairment as of December 31, or more frequently if other impairment indicators are present.  For the annual impairment test in 2025, the Company performed a qualitative assessment and concluded that it was not more than likely than not that the fair value of the reporting unit was less than its carrying amount. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value.

Other intangible assets consist of core deposit intangible assets and are amortized on a straight-line basis based on an estimated useful life of 10 years.  Such assets are periodically evaluated as to the recoverability of their carrying values.

Segments

The Company’s chief operating decision-maker (“CODM”) is the Chief Executive Officer. Operating segments are defined as components of a business about which separate financial information is available and evaluated regularly by the CODM in deciding how to allocate resources and assess performance.  While the CODM monitors the revenue streams of the various products and services offered by the Bank, the Company’s operations are managed and financial performance is evaluated on a Company-wide basis as a single reportable operating segment.

Discrete financial information, with a full allocation of revenue, costs, and capital from key corporate functions, is not available at a level other than on a Company-wide basis. Although the CODM has some limited financial information about the Company’s various financial products and services, this information is not complete and is insufficient for making resource allocation decisions or performance assessments at a more granular level.  Therefore, management considers all financial service operations to be aggregated within one reportable operating segment, and evaluates financial performance on a company-wide basis using net income as reported on the consolidated statement of income.  The measure of segment assets is total assets, as reported on the consolidated statements of condition. The CODM uses net income to monitor budget versus actual results and in the determination of allocating resources across the Company.

The Company’s single reportable segment, generates revenues primarily from interest income from financial instruments and non-interest income and service charges on deposit accounts.  There are no intra-entity sales or transfers within the Company. Management continues to evaluate the Company’s business units for potential separate reporting in the future as facts and circumstances evolve. Oil and gas operations do not constitute a significant industry segment for the Company, therefore management determined that the supplemental oil and gas disclosures required by ASC 932 are not applicable.

Bank7 Corp.
Notes to Consolidated Financial Statements
Stock-based Compensation

The Company recognizes stock-based compensation as salaries and employee benefits expense in the consolidated statements of comprehensive income based on the fair value of the Company’s stock options and restricted stock units (“RSUs”) on the measurement date, which, for the Company, is the date of the grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and was based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each RSU granted is equal to the market price of the Company’s stock at the date of grant. The fair value of each option and RSU is expensed over its vesting period.

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

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2025, 2024 and 2023, the Company recognized no interest and penalties.

The Company or one of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to U.S. federal or state tax examinations for years before 2022.

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

Earnings per Share

Basic earnings per common share is computed by dividing net income, less any preferred dividends requirement, by the weighted average of common shares outstanding. Diluted earnings per common share reflects the potential dilution that could occur if options, RSU’s, convertible securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

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

Summary of Significant Accounting Policies--Specific to Production of Oil and Natural Gas Reserves Operations

Use of Estimates

Items subject to estimates and assumptions include the proved oil, and natural gas and natural gas liquid (“NGL”) reserves used in the valuation of oil and gas properties, asset retirement obligations, fair value of derivatives and revenue accruals. It is possible these estimates could be revised in the near term.

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

Accounts Receivable

The Company’s oil and gas related accounts receivable primarily consists of oil, natural gas and NGL receivables.  The oil and gas related accounts receivable balance is included in interest receivable and other assets on the consolidated balance sheets.

Additionally, due to the creditworthiness of our purchasers, we do not have any allowance for doubtful accounts recorded and do not expect to write off any portion of our oil and gas related accounts receivable.

Accounts Payable

The Company’s oil and gas related accounts payable balance primarily consists of trade payables owed to vendors that provide services and equipment for the wells and assets. The oil and gas related accounts payable balance is included in interest payable and other liabilities on the consolidated balance sheets.

Bank7 Corp.
Notes to Consolidated Financial Statements
Recent Accounting Pronouncements

Standards Adopted During Current Period:

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), primarily focused on income tax disclosures regarding effective tax rates and cash income taxes paid. The Company adopted this ASU effective January 1, 2025, on a prospective basis. The adoption resulted in expanded income tax disclosures in the notes to the consolidated financial statements but did not have a material impact on the Company’s consolidated financial position or results of operations. See Note 9 for the corresponding income tax disclosures.

Standards Not Yet Adopted:

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This update includes a wide range of amendments to clarify, correct errors in, and make minor improvements to the Accounting Standards Codification. The amendments are effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update is intended to improve the clarity and consistency of interim reporting requirements. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This update aims to better align hedge accounting with an entity’s risk management activities. The amendments are effective for fiscal years beginning after December 15, 2026. The Company does not apply formal hedge accounting and therefore does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In October 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. This ASU modifies the accounting for expected credit losses for purchased financial assets. The standard is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. As the Company has not acquired loans in the periods presented, the adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). This update provides targeted refinements to the scope of derivative accounting. The standard is effective for annual periods beginning after December 15, 2026. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Bank7 Corp.
Notes to Consolidated Financial Statements
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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. This ASU requires public business entities to disclose disaggregated information about certain expense captions, including compensation costs, depreciation and amortization, advertising costs, shipping and handling costs, and research and development costs, in the notes to their financial statements. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statement disclosures.

Bank7 Corp.
Notes to Consolidated Financial Statements

Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were issued.  There were no subsequent events requiring recognition or disclosure.

Revision of Prior-Period Comparative Financial Statements

Certain disclosures in the 2024 comparative consolidated financial statements have been revised to correct for misstatements that were not material to the previously issued 2024 financial statements. Management has concluded that the 2024 financial statements, as originally issued, can continue to be relied upon.

The revisions relate to the presentation of certain disclosures and do not impact previously reported total assets, total liabilities, total shareholders' equity, or net income for the year ended December 31, 2024. The specific revisions are as follows:

•
Related-Party Loans: A disclosure for loans to related parties, which was omitted from the 2024 footnotes, has been included in the comparative Note 14, "Related-Party Transactions." The corrected balance of loans to related parties as of December 31, 2024, is $10,846,000.

•
Loan Portfolio Vintage Disclosure: The loan portfolio vintage disclosure in Note 5 has been revised to properly disaggregate approximately $240 million of non-revolving loans by their year of origination. These loans were previously aggregated in the "Revolving Loans" column in the 2024 financial statements.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 2: Recent Events, Including Mergers and Acquisitions

Acquisition

On October 31, 2023, the Company entered into an asset purchase and sale agreement, effective September 1, 2023, to acquire proved oil and natural gas properties from HB2 Origination, LLC, which consisted of nine wells in formations in four counties in Texas for $15.4 million in cash. On November 17, 2023, the transaction closed for a total purchase price of $15.1 million, after closing adjustments. As a part of the purchase, the Company assumed asset retirement obligations of $0.4 million that were included in interest payable and other liabilities on the consolidated balance sheets as of December 31, 2023. The acquisition was considered an asset acquisition and did not meet the definition of a business under ASC 805, Business Combinations. Additionally, transaction costs of $1.4 million were capitalized into oil and gas properties related to this acquisition. The purchase price and related asset retirement obligations were allocated based on the relative fair values of the assets acquired and $1.7 million was allocated to proved leasehold costs while the remaining $15.4 million was allocated to completed wells and related facilities and equipment, included in interest receivable and other assets on the consolidated balance sheets.

The Company had oil and gas assets and related receivables included in interest receivable and other assets on the consolidated balance sheets of $8.9 million and $12.1 million, and assets retirement obligations and oil and gas related liabilities included in interest payable and other liabilities on the consolidated balance sheets of $0.8 million and $0.9 million as of December 31, 2025 and December 31, 2024, respectively.

The Company had oil and gas related revenues included in “Other” noninterest income on the consolidated statements of comprehensive income of $4.9 million and $8.5 million, and oil and gas related expenses included in “Other” noninterest expense on the consolidated statements of comprehensive income of $4.3 million and $4.8 million for the twelve months ended December 31, 2025 and December 31, 2024, respectively.

Bank7 Corp.
Notes to Consolidated Financial Statements
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

The following table shows the computation of basic and diluted earnings per share:

	As of and for the Years ended December 31,
	2025	2024	2023
(Dollars in thousands, except share and per share amounts)
Numerator
Net income	$43,069	$45,698	$28,275

Denominator
Weighted-average shares outstanding for basic earnings per share	9,444,105	9,290,051	9,161,565
Dilutive effect of stock compensation(1)	130,085	157,700	102,742
Denominator for diluted earnings per share	$9,574,190	$9,447,751	$9,264,307

Earnings per common share
Basic	$4.56	$4.92	$3.09
Diluted	$4.50	$4.84	$3.05

(1) The following have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented: Nonqualified stock options outstanding of 0, 0, and 5,000 as of December 31, 2025, 2024, and 2023, respectively; Restricted stock units outstanding of 30,600, 0, and 156,186 as of December 31, 2025, 2024, and 2023, respectively.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 4: Debt Securities

The following table summarizes the amortized cost and fair value of debt securities available-for-sale at December 31, 2025 and December 31, 2024, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale as of December 31, 2025
U.S. federal agencies	$21	$-	$-	$21
Mortgage-backed securities(1)(2)	27,311	-	(1,879)	25,432
State and political subdivisions	18,473	-	(699)	17,774
U.S. treasuries	6,011	-	(403)	5,608
Corporate debt securities	5,500	-	(316)	5,184
Total available-for-sale	57,316	-	(3,297)	54,019
Total debt securities	$57,316	$-	$(3,297)	$54,019

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale as of December 31, 2024
U.S. federal agencies	$64	$-	$-	$64
Mortgage-backed securities(1)(2)	33,704	-	(3,508)	30,196
State and political subdivisions	21,156	-	(1,430)	19,726
U.S. treasuries	6,021	-	(695)	5,326
Corporate debt securities	5,500	-	(871)	4,629
Total available-for-sale	66,445	-	(6,504)	59,941
Total debt securities	$66,445	$-	$(6,504)	$59,941

(1) All mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities.
(2) Included in amortized cost of mortgage-backed securities is $19.09 million and $21.97 million of residential mortgage-backed securities and $8.22 million and $11.73 million of commercial mortgage-backed securities as of December 31, 2025 and December 31, 2024, respectively.

Bank7 Corp.
Notes to Consolidated Financial Statements
The amortized cost and estimated fair value of investment securities at December 31, 2025 and December 31, 2024, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of December 31, 2025
Due in one year or less	$4,941	$4,889
Due after one year through five years	13,920	13,274
Due after five years through ten years	11,144	10,424
Due after ten years	-	-
Mortgage-backed securities	27,311	25,432
Total available-for-sale	$57,316	$54,019

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of December 31, 2024
Due in one year or less	$2,061	$2,028
Due after one year through five years	16,345	15,315
Due after five years through ten years	14,335	12,402
Due after ten years	-	-
Mortgage-backed securities	33,704	30,196
Total available-for-sale	$66,445	$59,941

There were no holdings of securities of issuers in an amount greater than 10% of stockholders’ equity at December 31, 2025.
The following table presents a summary of realized gains and losses from the sale, prepayment and call of debt securities for the year ended December 31, 2025 and December 31, 2024.

	Year Ended December 31,
	2025	2024
(in thousands)
Proceeds from sales, maturities, prepayments and calls	$8,923	$195,692

Gross realized gains on sales, prepayments and calls	-	-
Gross realized losses on sales, prepayments and calls	(10)	(6)
Total realized (losses), net	$(10)	$(6)

The following table details book value of pledged securities as of December 31, 2025 and December 31, 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Book value of pledged securities	$17,288	$19,071

Bank7 Corp.
Notes to Consolidated Financial Statements
The following table details gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2025 and December 31, 2024. As of December 31, 2025, the Company had the ability and intent to hold the debt securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased and acquired. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statement of comprehensive income. As of December 31, 2025 and December 31, 2024, there was no allowance for credit losses recorded related to investment securities.

		Less than Twelve Months		Twelve Months or Longer		Total
	Number of		Gross Unrealized		Gross Unrealized		Gross Unrealized
	Investments	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(in thousands)
Available-for-sale as of December 31, 2025
U.S. federal agencies	1	$-	$-	$2	$-	$2	$-
Mortgage-backed securities	23	-	-	25,432	(1,879)	25,432	(1,879)
State and political subdivisions(1)	54	-	-	17,201	(699)	17,201	(699)
U.S. treasuries	6	-	-	5,608	(403)	5,608	(403)
Corporate debt securities(2)	4	-	-	5,184	(316)	5,184	(316)
Total available-for-sale	88	$-	$-	$53,427	$(3,297)	$53,427	$(3,297)

		Less than Twelve Months		Twelve Months or Longer		Total
	Number of		Gross Unrealized		Gross Unrealized		Gross Unrealized
	Investments	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(in thousands)
Available-for-sale as of December 31, 2024
U.S. federal agencies	2	$-	$-	$64	$-	$64	$-
Mortgage-backed securities	30	-	-	30,196	$(3,508)	30,196	(3,508)
State and political subdivisions(1)	62	499	-	19,227	$(1,430)	19,726	(1,430)
U.S. treasuries	6	-	-	5,326	$(695)	5,326	(695)
Corporate debt securities(2)	4	-	-	4,629	$(871)	4,629	(871)
Total available-for-sale	104	$499	$-	$59,442	$(6,504)	$59,941	$(6,504)

(1) The state and political subdivision securities, $16.33 million and $17.83 million are rated BBB+ or better and $1.45 million and $1.90 million are not rated as of December 31, 2025 and December 31, 2024, respectively.
(2) The corporate debt securities are not rated.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 5: Loans and Allowance for Credit Losses

A summary of loans at December 31, 2025 and December 31, 2024, are as follows (dollars in thousands):

	December 31,
	2025	2024

Construction & development	$224,566	$167,685
1 - 4 family real estate	126,122	121,047
Commercial real estate - other	587,597	511,304
Total commercial real estate	938,285	800,036

Commercial & industrial	567,280	507,023
Agricultural	90,908	77,922
Consumer	12,894	14,312

Gross loans	1,609,367	1,399,293

Less allowance for credit losses	(19,407)	(17,918)
Less deferred loan fees	(2,936)	(1,910)

Net loans	$1,587,024	$1,379,465

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

The following table presents, by portfolio segment, the activity in the allowance for credit losses for the years ended December 31, 2025, 2024, and 2023 (dollars in thousands):

			Commercial
	Construction &	1 - 4 Family	Real Estate -	Commercial
	Development	Real Estate	Other	& Industrial	Agricultural	Consumer	Total

December 31, 2025
Loans
Balance, beginning of period	$1,223	$1,313	$6,992	$6,797	$1,106	$487	$17,918
Charge-offs	-	-	(197)	-	-	(3)	(200)
Recoveries	-	-	17	965	4	3	989
Net (charge-offs) recoveries	-	-	(180)	965	4	-	789

Provision (credit) for credit losses	(1)	(349)	43	1,607	(498)	(102)	700
Balance, end of period	$1,222	$964	$6,855	$9,369	$612	$385	$19,407

Unfunded Commitments
Balance, beginning of period	$202	$6	$9	$230	$14	$3	$464
Provision (credit) for credit losses	(92)	(2)	26	63	5	-	-
Balance, end of period	$110	$4	$35	$293	$19	$3	$464

Total allowance for credit losses and reserve for unfunded commitments	$1,332	$968	$6,890	$9,662	$631	$388	$19,871
Total provision (credit) for credit losses	$(93)	$(351)	$69	$1,670	$(493)	$(102)	$700

			Commercial
	Construction &	1 - 4 Family	Real Estate -	Commercial
	Development	Real Estate	Other	& Industrial	Agricultural	Consumer	Total

December 31, 2024
Loans
Balance, beginning of period	$1,417	$1,271	$6,889	$9,237	$628	$249	$19,691
Charge-offs	-	-	(275)	(2,000)	-	-	(2,275)
Recoveries	-	-	-	495	7	-	502
Net (charge-offs) recoveries	-	-	(275)	(1,505)	7	-	(1,773)

Provision (credit) for credit losses	(194)	42	378	(935)	471	238	-
Balance, end of period	$1,223	$1,313	$6,992	$6,797	$1,106	$487	$17,918

Unfunded Commitments
Balance, beginning of period	$158	$4	$8	$280	$11	$3	$464
Provision (credit) for credit losses	44	2	1	(50)	3	-	-
Balance, end of period	$202	$6	$9	$230	$14	$3	$464

Total allowance for credit losses and reserve for unfunded commitments	$1,425	$1,319	$7,001	$7,027	$1,120	$490	$18,382
Total provision (credit) for credit losses	$(150)	$44	$379	$(985)	$474	$238	$-

			Commercial
	Construction &	1 - 4 Family	Real Estate -	Commercial
	Development	Real Estate	Other	& Industrial	Agricultural	Consumer	Total

December 31, 2023
Loans
Balance, beginning of period	$1,889	$890	$5,080	$5,937	$765	$173	$14,734
Impact of CECL adoption	44	(138)	(168)	716	(149)	(55)	250

Charge-offs	-	-	-	(16,500)	(7)	(17)	(16,524)
Recoveries	-	-	-	40	2	8	50
Net (charge-offs) recoveries	-	-	-	(16,460)	(5)	(9)	(16,474)

Provision (credit) for credit losses	(516)	519	1,977	19,044	17	140	21,181
Balance, end of period	$1,417	$1,271	$6,889	$9,237	$628	$249	$19,691

Unfunded Commitments
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-
Impact of CECL adoption	171	4	24	274	25	2	500
Provision (credit) for credit losses	(13)	-	(16)	6	(14)	1	(36)
Balance, end of period	$158	$4	$8	$280	$11	$3	$464

Total allowance for credit losses and reserve for unfunded commitments	$1,575	$1,275	$6,897	$9,517	$639	$252	$20,155
Total provision (credit) for credit losses	$(529)	$519	$1,961	$19,050	$3	$141	$21,145

Bank7 Corp.
Notes to Consolidated Financial Statements
Internal Risk Categories

Each loan segment is made up of loan categories possessing similar risk characteristics.

Risk characteristics applicable to each segment of the loan portfolio are described as follows:

Real Estate – The real estate portfolio consists of residential and commercial properties.  Residential loans are generally secured by owner occupied 1–4 family residences.  Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers.  Credit risk in these loans can be impacted by economic conditions within the Company’s market areas that might impact either property values or a borrower’s personal income.  Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.  Commercial real estate loans in this category typically involve larger principal amounts and are repaid primarily from the cash flow of a borrower’s principal business operation, the sale of the real estate or income independent of the loan purpose.  Credit risk in these loans is driven by the creditworthiness of a borrower, property values, the local economy and other economic conditions impacting a borrower’s business or personal income. Construction and development loans introduce additional risks, as repayment is generally dependent on the successful completion of the project and the subsequent sale or permanent financing of the property. Credit risk in these loans is primarily driven by potential construction delays, cost overruns, and shifts in market conditions or interest rates that could impact the ultimate value of the project or the borrower’s ability to secure permanent financing.

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

The Company evaluates the definitions of loan grades and the allowance for loan losses methodology on an ongoing basis.  No changes were made to either during the period ended December 31, 2025.

Bank7 Corp.
Notes to Consolidated Financial Statements
The following table presents the amortized cost of the Company’s loan portfolio by year of origination based on internal rating category as of December 31, 2025 (dollars in thousands):

As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development
Grade
1 (Pass)	$130,881	$72,299	$6,397	$823	$400	$181	$11,707	$222,688
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	1,323	-	-	-	-	-	1,323
4 (Substandard)	555	-	-	-	-	-	-	555
Total construction & development	131,436	73,622	6,397	823	400	181	11,707	224,566
1 - 4 family real estate
Grade
1 (Pass)	54,582	31,454	20,341	6,561	5,202	4,808	3,174	126,122
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total 1 - 4 family real estate	54,582	31,454	20,341	6,561	5,202	4,808	3,174	126,122
Commercial real estate - other
Grade
1 (Pass)	253,967	94,375	97,115	91,061	16,978	7,215	423	561,134
2 (Watch)	-	-	18,077	-	-	-	-	18,077
3 (Special Mention)	-	6,893	-	-	-	-	-	6,893
4 (Substandard)	1,423	-	-	-	-	70	-	1,493
Total commercial real estate - other	255,390	101,268	115,192	91,061	16,978	7,285	423	587,597
Commercial and industrial
Grade
1 (Pass)	272,946	62,009	19,177	27,798	3,208	4,605	115,509	505,252
2 (Watch)	-	-	-	-	-	-	37,285	37,285
3 (Special Mention)	18,128	655	-	-	-	-	125	18,908
4 (Substandard)	2,384	3,429	-	-	-	22	-	5,835
Total commercial and industrial	293,458	66,093	19,177	27,798	3,208	4,627	152,919	567,280
Agricultural
Grade
1 (Pass)	33,761	17,078	4,757	4,146	5,493	1,751	20,143	87,129
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	2,280	32	-	-	282	-	1,185	3,779
4 (Substandard)	-	-	-	-	-	-	-	-
Total agricultural	36,041	17,110	4,757	4,146	5,775	1,751	21,328	90,908
Consumer
Grade
1 (Pass)	4,548	2,188	857	371	995	1,957	1,978	12,894
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total consumer	4,548	2,188	857	371	995	1,957	1,978	12,894

Total loans	$775,455	$291,735	$166,721	$130,760	$32,558	$20,609	$191,529	$1,609,367

Bank7 Corp.
Notes to Consolidated Financial Statements
The following table presents the amortized cost of the Company’s loan portfolio by year of origination based on internal rating category as of December 31, 2024 (dollars in thousands):

As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development
Grade
1 (Pass)	$104,927	$33,496	$4,240	$566	$104	$111	$22,419	$165,863
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	1,259	-	-	-	-	-	-	1,259
4 (Substandard)	563	-	-	-	-	-	-	563
Total construction & development	106,749	33,496	4,240	566	104	111	22,419	167,685
1 - 4 family real estate
Grade
1 (Pass)	58,619	33,311	14,700	6,381	3,755	2,041	2,240	121,047
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total 1 - 4 family real estate	58,619	33,311	14,700	6,381	3,755	2,041	2,240	121,047
Commercial real estate - other
Grade
1 (Pass)	143,011	152,264	155,959	21,969	14,976	5,657	4,999	498,835
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	7,493	-	-	-	-	-	-	7,493
4 (Substandard)	4,426	447	-	-	-	103	-	4,976
Total commercial real estate - other	154,930	152,711	155,959	21,969	14,976	5,760	4,999	511,304
Commercial and industrial
Grade
1 (Pass)	203,765	79,704	45,082	4,064	2,560	3,736	154,601	493,512
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	558	-	-	-	-	-	3,259	3,817
4 (Substandard)	9,417	-	-	-	-	-	277	9,694
Total commercial and industrial	213,740	79,704	45,082	4,064	2,560	3,736	158,137	507,023
Agricultural
Grade
1 (Pass)	32,425	7,453	4,882	6,774	1,823	1,140	20,399	74,896
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	201	-	-	-	1,831	-	994	3,026
4 (Substandard)	-	-	-	-	-	-	-	-
Total agricultural	32,626	7,453	4,882	6,774	3,654	1,140	21,393	77,922
Consumer
Grade
1 (Pass)	5,023	1,866	771	1,358	1,689	2,059	1,546	14,312
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total consumer	5,023	1,866	771	1,358	1,689	2,059	1,546	14,312

Total loans	$571,687	$308,541	$225,634	$41,112	$26,738	$14,847	$210,734	$1,399,293

Bank7 Corp.
Notes to Consolidated Financial Statements
The following tables presents the gross charge-offs of the Company’s loan portfolio by year of origination based on internal rating category for the twelve months ended December 31, 2025 and December 31, 2024, respectively (dollars in thousands):

Year Ended December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development	$-	$-	$-	$-	$-	$-	$-	$-
1 - 4 family real estate	-	-	-	-	-	-	-	-
Commercial real estate - other	-	197	-	-	-	-	-	197
Commercial and industrial	-	-	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-	-	-
Consumer	-	3	-	-	-	-	-	3
Total current-period gross charge-offs	$-	$200	$-	$-	$-	$-	$-	$200

Year Ended December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development	$-	$-	$-	$-	$-	$-	$-	$-
1 - 4 family real estate	-	-	-	-	-	-	-	-
Commercial real estate - other	-	275	-	-	-	-	-	275
Commercial and industrial	-	2,000	-	-	-	-	-	2,000
Agricultural	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total current-period gross charge-offs	$-	$2,275	$-	$-	$-	$-	$-	$2,275

Bank7 Corp.
Notes to Consolidated Financial Statements
Aged Analysis of Past Due Loans Receivable

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	Past Due						Total Loans
	30–59	60–89	Greater than			Total	> 90 Days &
	Days	Days	90 Days	Total	Current	Loans	Accruing

December 31, 2025
Construction & development	$79	$-	$-	$79	$224,487	$224,566	$-
1 - 4 family real estate	47	-	-	47	126,075	126,122	-
Commercial real estate - other	-	1,423	-	1,423	586,174	587,597	-
Commercial & industrial	1,702	80	3,429	5,211	562,069	567,280	-
Agricultural	-	-	-	-	90,908	90,908	-
Consumer	30	-	-	30	12,864	12,894	-

Total	$1,858	$1,503	$3,429	$6,790	$1,602,577	$1,609,367	$-

December 31, 2024
Construction & development	$-	$-	$-	$-	$167,685	$167,685	$-
1 - 4 family real estate	-	-	-	-	121,047	121,047	-
Commercial real estate - other	103	-	3,426	3,529	507,775	511,304	-
Commercial & industrial	403	5	-	408	506,615	507,023	-
Agricultural	-	-	-	-	77,922	77,922	-
Consumer	97	-	-	97	14,215	14,312	-

Total	$603	$5	$3,426	$4,034	$1,395,259	$1,399,293	$-

Bank7 Corp.
Notes to Consolidated Financial Statements
Nonaccrual Loans

The following table presents information regarding nonaccrual loans as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	With an Allowance	No Allowance	Total Non-Accrual Loans	Related Allowance
December 31, 2025
Construction & development	$-	$555	$555	$-
1 - 4 Family real estate	-	-	-	-
Commercial real estate - other	-	70	70	-
Commercial & industrial	623	5,212	5,835	255
Agricultural	-	-	-	-
Consumer	-	-	-	-
Total	$623	$5,837	$6,460	$255

	With an Allowance	No Allowance	Total Non-Accrual Loans	Related Allowance
December 31, 2024
Construction & development	$-	$-	$-	$-
1 - 4 Family real estate	-	-	-	-
Commercial real estate - other	2,980	550	3,530	217
Commercial & industrial	83	3,557	3,640	83
Agricultural	-	-	-	-
Consumer	-	-	-	-
Total	$3,063	$4,107	$7,170	$300

Interest income recognized on the nonaccrual loans for the years ended December 31, 2025, 2024, and 2023 was considered immaterial.

Bank7 Corp.
Notes to Consolidated Financial Statements
Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the twelve months ended December 31, 2025 and December 31, 2024, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent.  At a minimum, the estimated value of the collateral for loan equals the current book value.

The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows (dollars in thousands):

	Collateral Type
	Real Estate	Business Assets	Total	Specific Allocation

December 31, 2025
Construction & development	$555	$-	$555	$-
1 - 4 Family real estate	-	-	-	-
Commercial real estate - other	1,492	-	1,492	-
Commercial & industrial	-	5,770	5,770	200
Agricultural	-	-	-	-
Consumer	-	-	-	-
Total	$2,047	$5,770	$7,817	$200

	Collateral Type
	Real Estate	Business Assets	Total	Specific Allocation

December 31, 2024
Construction & development	$-	$563	$563	$-
1 - 4 Family real estate	-	-	-	-
Commercial real estate - other	4,426	550	4,976	217
Commercial & industrial	-	9,609	9,609	-
Agricultural	-	-	-	-
Consumer	-	-	-	-
Total	$4,426	$10,722	$15,148	$217

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

During the year ended December 31, 2025, the Company modified eight loans for borrowers experiencing financial difficulty. Six of these modifications were related to a single borrower relationship and consisted of one construction and development loan and five commercial and industrial loans, all of which received term extensions. The remaining two modifications involved one commercial real estate loan and one commercial and industrial loan, both of which received a term extension and a payment delay. As of December 31, 2025, the period-end amortized cost basis of these modified loans was as follows:
•
The modified construction and development loan had an amortized cost basis of $1.3 million, received a term extension of six months, and represented 0.6% of the total construction and development loan portfolio.

•
The modified commercial real estate loan had an amortized cost basis of $2.2 million, received a term extension of seven months and a payment delay of seven months, and represented 0.4% of the total commercial real estate loan portfolio.

•
The modified commercial and industrial loans consisted of five loans that had a combined amortized cost basis of $0.8 million that received a weighted-average term extension of 36 months, and one loan that had an amortized cost basis of $2.6 million that received a term extension of 24 months and a payment delay of 24 months.  Combined, these modifications represented 0.6% of the total commercial and industrial loan portfolio.

During the year ended December 31, 2024, the Company modified a single commercial real estate loan to a borrower who was experiencing financial difficulty, which included a term extension and interest rate reduction in exchange for credit enhancements. The loan had a period-end amortized cost basis of $2.7 million and represented 0.5% of the commercial real estate class of loans at December 31, 2024.

The Company closely monitors the performance of loans modified for borrowers experiencing financial difficulty. There were no loans modified for borrowers experiencing financial difficulty that subsequently defaulted during the 12-month period ended December 31, 2025.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 6: Premises and Equipment

Major classifications of premises and equipment, stated at cost and net of accumulated depreciation are as follows (dollars in thousands):

	December 31,
	2025	2024

Land, buildings and improvements	$25,600	$21,458
Furniture and equipment	3,526	3,123
Automobiles	1,091	897
	30,217	25,478
Less accumulated depreciation	(8,333)	(7,341)

Net premises and equipment	$21,884	$18,137

The estimated useful lives range from five to 30 years for buildings and improvements, five to 15 years for furniture and equipment, and five years for automobiles.

Note 7: Goodwill and Core Deposit Intangibles

The following is a summary of goodwill and intangible assets (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2025
Goodwill	$11,438	$(230)	$11,208
Core deposit intangibles	3,315	(2,563)	752
Total	$14,753	$(2,793)	$11,960

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2024
Goodwill	$8,688	$(230)	$8,458
Core deposit intangibles	3,315	(2,437)	878
Total	$12,003	$(2,667)	$9,336

Amortization expense for intangible assets totaled $125,000, $153,000 and $305,000 for the years ended December 31, 2025, 2024 and 2023, respectively.  Estimated amortization expense for each of the remaining life is as follows (dollars in thousands):

2026	$125
2027	125
2028	125
2029	125
2030	125
Thereafter	127
Total	$752

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 8: Deposits

The aggregate amount of interest-bearing time deposits in denominations that meet or exceed the insured limit were $96.2 million and $92.3 million at December 31, 2025 and 2024, respectively.

At December 31, 2025, the scheduled maturities of interest-bearing time deposits were as follows (dollars in thousands):

2026	$219,213
2027	22,063
2028	1,830
2029	319
Thereafter	63
Total	$243,488

To manage liquidity and provide insurance for customer funds, the Company participates in reciprocal deposit programs, such as CDARS and ICS. At December 31, 2025 reciprocal deposits totaled $576.5 million, and brokered deposits totaled $205.6 million.

The Company holds certain deposits from related parties. For further information regarding these deposits, see Note 13.

Note 9:  Income Taxes

For the years ended December 31, 2025, 2024, and 2023, all income before income taxes was generated from domestic operations.

The (benefit)/provision for income taxes for the years ended December 31, 2025, 2024 and 2023 consists of the following (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023

Federal:
Current	$12,184	$12,411	$8,490
Deferred	(477)	(49)	(921)
Total federal tax provision	$11,707	$12,362	$7,569

State:
Current	$1,990	$2,275	$1,540
Deferred	(1)	19	(161)
Total state tax provision	$1,989	$2,294	$1,379

Total income tax provision	$13,696	$14,656	$8,948

The provision for income taxes for the year ended December 31, 2025 differs from the federal rate of 21% due to the following (dollars in thousands):

	Year Ended December 31, 2025
	Amount	Percent

Statutory U.S. federal income tax	$11,921	21.00%
State taxes(1)	1,572	2.77%
Nontaxable and nondeductible items, net:
Other	203	0.36%
Provision for income taxes	$13,696	24.13%

(1) State taxes in Oklahoma made up the majority (greater than 50 percent) of the tax effect in this category.

Bank7 Corp.
Notes to Consolidated Financial Statements
The provision for income taxes for the years ended December 31, 2024 and 2023 differs from the federal rate of 21% due to the following (dollars in thousands):

	Year Ended December 31,
	2024	2023

Statutory U.S. federal income tax	$12,675	$7,789
State taxes(1)	1,694	1,069
Other	287	90
Provision for income taxes	$14,656	$8,948

The following table presents income taxes paid (net of refunds received) for the year ended December 31, 2025 (dollars in thousands):

Year Ended December 31,
2025

US federal	$11,800
US state and local
Oklahoma	1,780
Other	134
Total	$13,714

The components of the net deferred tax assets are as follows (dollars in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Allowance for credit losses	$4,534	$4,364
Non-accrual loans	834	716
Deferred compensation	651	496
Deferred revenue	306	206
Discounts and premiums on assets acquired	-	15
Net unrealized loss on securities available for sale	554	1,281
Lease liabilities	501	443
Other	788	313
Total deferred tax assets	$8,168	$7,834

Deferred tax liabilities:
Property and equipment	$(1,014)	$(899)
Intangible assets	(993)	(341)
Prepaid expenses	(103)	(122)
Right of use asset	(482)	(413)
Other	(129)	(363)
Total deferred tax liabilities	$(2,721)	$(2,138)

Net deferred tax assets	$5,447	$5,696

Bank7 Corp.
Notes to Consolidated Financial Statements
In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize all benefits related to these deductible differences. The Company has not established a valuation allowance as of December 31, 2025, 2024, and 2023.

The Company does not have any net operating loss or tax credit carryforwards as of December 31, 2025.

The Company is not presently under examination by the Internal Revenue Service or any state tax authority.

The Company establishes reserves for uncertain tax positions that reflect management’s best estimate of deductions and credits that may not be sustained on a more-likely-than-not basis. Recognized income tax positions are measured at the largest amount that is considered greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no uncertain tax positions as of December 31, 2025 and 2024, and 2023 and there were no interest or penalties related to uncertain tax positions reflected in the consolidated statements of comprehensive income for the years ended December 31, 2025, 2024, and 2023.

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” (“the Act”) into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Act also made certain changes to the deductibility of the cost of meals and charitable contributions that are effective for tax years beginning after December 31, 2025. These changes were not reflected in the income tax provision for the period ended December 31, 2025. The Company evaluated the impact on future periods and the legislation is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 10: Letters of Credit

The Bank has entered into an arrangement with the FHLB resulting in the FHLB issuing letters of credit on behalf of the Bank to secure certain public fund deposits. Outstanding letters of credit to secure these public funds at December 31, 2025 and 2024 were $750,000 and $750,000, respectively.  Loans with a collateral value of approximately $214.5 million and $191.7 million were used to secure the letters of credit at December 31, 2025 and 2024, respectively.

Note 11: Advances and Borrowings

The Bank has a blanket floating lien security agreement with a maximum borrowing capacity of $213.8 million and $190.9 million at December 31, 2025 and December 31, 2024, respectively, with the FHLB, under which the Bank is required to maintain collateral for any advances, including its stock in the FHLB, as well as qualifying first mortgage and other loans.  The Bank had no advances from the FHLB at December 31, 2025 or 2024. The Bank had additional liquidity with the Federal Reserve Bank of $288.6 million and $336.1 million as of December 31, 2025 and December 31, 2024, respectively.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 12: Shareholders’ Equity

On October 26, 2023, the Company adopted a Repurchase Plan (the “Plan”) authorizing the repurchase of up to 750,000 shares of the Company’s stock. On August 20, 2025, the Board of Directors approved the renewal of the Plan. Stock repurchases under the Plan take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. The Plan may be suspended or discontinued at any time. There were no share repurchases under the Plan during the period ending December 31, 2025.

A summary of the activity under the repurchase plan is as follows:

	Year Ended December 31,
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I, and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2025, that the Company and Bank meet all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of December 31, 2025, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Bank7 Corp.
Notes to Consolidated Financial Statements
The Company’s and Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

							Minimum
							To Be Well Capitalized
			Minimum		With Capital		Under Prompt
	Actual		Capital Requirements		Conservation Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2025
Total capital to risk-weighted assets
Company	$261,451	15.24%	$137,201	8.00%	$180,076	10.50%	N/A	N/A
Bank	261,411	15.25%	137,120	8.00%	179,970	10.50%	$171,400	10.00%
Tier I capital to risk-weighted assets
Company	241,580	14.09%	102,901	6.00%	145,776	8.50%	N/A	N/A
Bank	241,540	14.09%	102,840	6.00%	145,690	8.50%	137,120	8.00%
Common equity tier I capital to risk-weighted assets
Company	241,580	14.09%	77,175	4.50%	120,051	7.00%	N/A	N/A
Bank	241,540	14.09%	77,130	4.50%	119,980	7.00%	111,410	6.50%
Tier I capital to average assets
Company	241,580	12.82%	75,370	4.00%	N/A	N/A	N/A	N/A
Bank	241,540	12.82%	75,370	4.00%	N/A	N/A	94,213	5.00%

As of December 31, 2024
Total capital to risk-weighted assets
Company	$227,229	15.21%	$119,489	8.00%	$156,830	10.50%	N/A	N/A
Bank	227,189	15.22%	119,408	8.00%	156,723	10.50%	$149,260	10.00%
Tier I capital to risk-weighted assets
Company	208,847	13.98%	89,617	6.00%	126,957	8.50%	N/A	N/A
Bank	208,807	13.99%	89,556	6.00%	126,871	8.50%	119,408	8.00%
Common equity tier I capital to risk-weighted assets
Company	208,847	13.98%	67,213	4.50%	104,553	7.00%	N/A	N/A
Bank	208,807	13.99%	67,167	4.50%	104,482	7.00%	97,019	6.50%
Tier I capital to average assets
Company	208,847	12.19%	68,558	4.00%	N/A	N/A	N/A	N/A
Bank	208,807	12.18%	68,558	4.00%	N/A	N/A	85,698	5.00%

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

As of December 31, 2025, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At December 31, 2025, approximately $92.2 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 13: Related-Party Transactions

At December 31, 2025 and December 31, 2024, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties) in the amount of $10.5 million and $10.8 million, respectively.  A summary of these loans is as follows (dollars in thousands):

	Balance			Balance
	Beginning of		Collections/	End of
Year Ended December 31,	the Period	Additions	Terminations	the Period

2025	$10,846	$544	$(939)	$10,451

The Company holds deposits from related parties, including directors, executive officers, and their related interests. At December 31, 2025 these related party deposits totaled $66.6 million. These deposit balances represented 26.55% of total stockholders’ equity at December 31, 2025. All such deposits were made in the ordinary course of business on substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with other persons.

The Bank leases office and retail banking space in Oklahoma City and Woodward, Oklahoma from Central Park on Lincoln, LLC and Haines Realty Investments Company, LLC, respectively, both related parties of the Company.  Lease expense totaled $326,000, $286,000 and $251,000 for the years ended December 31, 2025, 2024 and 2023, respectively.  In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 14: Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to the maximum legal limit with the Bank matching up to 5% of the employee’s salary. Employer contributions charged to expense for the years ended December 31, 2025, 2024 and 2023 totaled $438,000, $434,000 and $399,000, respectively.

Stock-Based Compensation

The Company adopted the Bank7 Corp. 2018 Equity Incentive Plan (the “Incentive Plan”) in September 2018. The Incentive Plan permits the grant of restricted stock units and nonqualified incentive stock options. The Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Incentive Plan for the years ended December 31, 2025, 2024 and 2023 totaled $3,062,000, $2,467,000 and $2,164,000, respectively. There were 623,504 shares available for future grants as of December 31, 2025.

The Company grants to employees and directors restricted stock units (“RSUs”), which vest ratably over one, three, four, five, or eight years and stock options which vest ratably over four years.  All RSUs and stock options are granted at the fair value of the common stock at the time of the award.  The RSUs are considered fixed awards as the number of shares and fair value are known at the date of grant and the fair value at the grant date is amortized over the vesting and/or service period.

The Company uses newly issued shares for granting RSUs and stock options.

The following table is a summary of the stock option activity under the Bank7 Corp. 2018 Equity Incentive Plan (dollar amounts in thousands, except share and per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Year Ended December 31, 2025
Outstanding at December 31, 2024	75,688	$16.79
Options granted	-	-
Options exercised	(9,313)	15.59
Options forfeited	-	-
Outstanding at December 31, 2025	66,375	16.96	3.96	$1,594,466
Exercisable at December 31, 2025	65,125	$16.83	3.91	$1,573,074

			Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
		Wgtd. Avg. Exercise Price
	Options
Year Ended December 31, 2024
Outstanding at December 31, 2023	220,939	$17.52
Options granted	-	-
Options exercised	(144,813)	17.91
Options forfeited	(438)	14.31
Outstanding at December 31, 2024	75,688	16.79	5.11	$2,283,513
Exercisable at December 31, 2024	54,812	$17.30	4.70	$1,625,802

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions, including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

Bank7 Corp.
Notes to Consolidated Financial Statements
There were no options granted during the years ended December 31, 2025 and December 31, 2024.

The following table summarizes share information about RSUs for the years ended December 31, 2025 and 2024:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Year Ended December 31, 2025
Outstanding at December 31, 2024	236,239	$27.54
Shares granted	108,803	44.33
Shares vested	(92,396)	25.96
Shares forfeited	(1,975)	30.57
End of the period balance	250,671	$35.38

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Year Ended December 31, 2024
Outstanding at December 31, 2023	211,461	$26.98
Shares granted	100,606	27.34
Shares vested	(68,578)	25.46
Shares forfeited	(7,250)	28.29
End of the period balance	236,239	$27.54

As of December 31, 2025, there was approximately $6.4 million of unrecognized compensation expense related to 251,000 unvested RSUs and $11,000 of unrecognized compensation expense related to 66,000 unvested and/or unexercised stock options.  The RSU expense is expected to be recognized over a weighted average period of 3.76 years, the stock option expense is expected to be recognized over a weighted average period of 0.67 years.

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

Recurring Measurements

Assets and liabilities measured at fair value on a recurring basis include the following:

Available-for-sale securities: Debt securities classified as available-for-sale, as discussed in Note 4 are reported at fair value utilizing Level 2 inputs. For those debt securities classified as Level 2, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data for similar securities, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2025 and December 31, 2024 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2025
Collateral-dependent loans	$369	$-	$-	$369

December 31, 2024
Collateral-dependent loans	$3,209	$-	$-	$3,209

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

		Valuation	Unobservable
	Fair Value	Technique	Inputs
December 31, 2025
Collateral-dependent loans	$369	Estimated cash to be received pending liquidation of collateral	Estimated cost to sell

December 31, 2024
Collateral-dependent loans	$3,209	Estimated cash to be received pending liquidation of collateral	Estimated cost to sell

Bank7 Corp.
Notes to Consolidated Financial Statements
The following table presents estimated fair values of the Company’s financial instruments not recorded at fair value at December 31, 2025 and December 31, 2024 (dollars in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2025

Financial Assets
Cash and due from banks	$244,635	$244,635	$-	$-	$244,635
Interest-bearing timedeposits in other banks	10,457	-	10,457	-	10,457
Loans, net	1,587,024	-	1,605,518	369	1,605,887
Loans held for sale	2,078	-	2,078	-	2,078
Nonmarketable equity securities	1,165	-	1,165	-	1,165
Interest receivable	8,822	-	8,822	-	8,822

Financial Liabilities
Deposits	$1,700,833	$-	$1,700,646	$-	$1,700,646
Interest payable	1,122	-	1,122	-	1,122

December 31, 2024

Financial Assets
Cash and due from banks	$234,196	$234,196	$-	$-	$234,196
Interest-bearing time
deposits in other banks	6,719	-	6,719	-	6,719
Loans, net	1,379,465	-	1,392,299	3,209	1,395,508
Nonmarketable equity securities	1,283	-	1,283	-	1,283
Interest receivable	8,841	-	8,841	-	8,841

Financial Liabilities
Deposits	$1,515,471	$-	$1,515,023	$-	$1,515,023
Interest payable	1,182	-	1,182	-	1,182

Bank7 Corp.
Notes to Consolidated Financial Statements
The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value:

Cash and Due from Banks, Interest-Bearing Time Deposits in Other Banks, Nonmarketable Equity Securities, Interest Receivable, Interest Payable

The carrying amount approximates fair value.

Loans

The Company determines fair value of loans by using exit market price assumptions including factors such as liquidity, credit quality and risk of nonperformance. The fair value is estimated by discounting the future cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Because these loans are typically sold shortly after origination, their carrying value generally approximates fair value.

Deposits

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount of these deposits approximates fair value. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at December 31, 2025 or December 31, 2024.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 16: Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets.  The following summarizes those financial instruments with contract amounts representing credit risk as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	Year Ended December 31,
	2025	2024
Commitments to extend credit	$324,748	$272,261
Financial and performance standby letters of credit	19,540	11,333
	$344,288	$283,594

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

The reserve for unfunded loan commitments totaled $464,000 at December 31, 2025 and December 31, 2024.

Note 17: Concentrations

GAAP requires disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in Note 5 regarding loans.

As of December 31, 2025, hospitality loans were 19.3% of gross total loans with outstanding balances of $310.6 million and unfunded commitments of $17.8 million; energy loans were 9.7% of gross total loans with outstanding balances of $156.8 million and unfunded commitments of $72.4 million; construction.

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 18: Operating Leases

Lessee

The Company has operating leases, which primarily consist of office space in buildings, ATM locations, equipment and land on which it owns certain buildings.

Rental expense on all operating leases, including those rented on a monthly or temporary basis were as follows (dollars in thousands):

Year Ending December 31:
2025	$834
2024	1,068
2023	1,001

As of December 31, 2025, a right of use lease asset included in interest receivable and other assets on the consolidated balance sheet totaled $2.1 million, and a related lease liability included in accrued interest payable and other liabilities on the consolidated balance sheet totaled $2.1 million. As of December 31, 2025, our operating leases have a weighted-average remaining lease term of 13.8 years and a weighted-average discount rate of 3.9 percent.

Future minimum rental commitments of branch facilities and office equipment due under non-cancelable operating leases at December 31, 2025, were as follows (dollars in thousands):

2026	$621
2027	499
2028	299
2029	231
2030	137
Thereafter	657
Total lease payments	2,444
Less imputed interest	(298)
Operating lease liability	$2,146

Bank7 Corp.
Notes to Consolidated Financial Statements
Note 19: Parent-only Financial Statements

Balance Sheets
	December 31,
Assets	2025	2024

Cash and due from banks	$40	$40
Investment in bank subsidiary	249,944	212,162
Dividends receivable	2,555	2,254
Goodwill	1,011	1,011

Total assets	$253,550	$215,467

Liabilities and Shareholders’ Equity

Dividends payable	$2,555	$2,254
Other liabilities	-	-

Total liabilities	2,555	2,254

Total shareholders’ equity	250,995	213,213

Total liabilities and shareholders’ equity	$253,550	$215,467

Statements of Comprehensive Income	For the Years Ended December 31,
	2025	2024	2023
Income
Dividends from subsidiary bank	$9,643	$8,379	$6,790

Total income	9,643	8,379	6,790

Expense
Other	-	-	-

Total expense	-	-	-

Income and equity in undistributed net income of bank subsidiary	9,643	8,379	6,790
Equity in undistributed net income of bank subsidiary	33,426	37,319	21,485

Income before Taxes	43,069	45,698	28,275
Income tax expense	-	-	-

Net Income Available to Common Shareholders	$43,069	$45,698	$28,275

Other Comprehensive Income
Equity in other comprehensive income of subsidiary	$2,425	$1,174	$3,158
Other comprehensive gain	$2,425	$1,174	$3,158
Comprehensive Income	$45,494	$46,872	$31,433

Bank7 Corp.
Notes to Consolidated Financial Statements
Statements of Cash Flows	For the Years Ended December 31,
	2025	2024	2023
Operating Activities
Net income	$43,069	$45,698	$28,275
Items not requiring (providing) cash
Equity in undistributed net income	(33,426)	(37,319)	(21,485)

Changes in
Other current assets and liabilities	(302)	(324)	(725)

Net cash provided by operating activities	9,341	8,055	6,065

Financing Activities
Common stock issued, net of offering costs	1	2	1
Dividends paid	(9,342)	(8,057)	(6,323)

Net cash used in financing activities	(9,341)	(8,055)	(6,322)

Increase (Decrease) in Cash and Due from Banks	-	-	(257)

Cash and Due from Banks, Beginning of Period	40	40	297

Cash and Due from Banks, End of Period	$40	$40	$40

Supplemental Disclosure of Cash Flows Information
Dividends declared and not paid	$2,555	$2,254	$1,932

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2025 of the Company’s disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025 due to the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework (2013 edition),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment and criteria, management has determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2025 due to the material weaknesses described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses.

Deposit Operations

The Company’s controls over the boarding and maintenance of deposit accounts, including dormant deposit accounts, and deposit-related financial statement disclosures were not effectively designed. These deficiencies increased the risk that errors in the recording, classification, or disclosure of deposit account activity could occur and not be prevented or detected on a timely basis.

Related Party Transactions

The Company’s controls over the aggregation and disclosure of related party transactions, including related party loans and deposits, were not effectively designed. These deficiencies increased the risk that related party balances and transactions would be completely and accurately identified, aggregated, and disclosed in the financial statements.

Reconciliations

The Company’s reconciliation controls were not effectively designed to evaluate the accurate timing and amount of reconciling items, and the Company controls were not effectively designed to ensure that all material general ledger accounts were reconciled on a timely basis. These deficiencies increased the risk that errors in account balances could occur and not be prevented or detected on a timely basis.

Financial Statement Disclosures

The Company’s compilation and review controls over financial statement disclosures were not designed to accurately and completely comply with applicable disclosure requirements. These deficiencies increased the risk that financial statement disclosures would not be completely and accurately identified, aggregated, and disclosed in the financial statements.

Segregation of Duties

The Company’s controls over the identification and evaluation of segregation of duties conflicts were not effectively designed to prevent or monitor segregation of duties conflicts. These deficiencies had a pervasive impact on the Company’s control environment, affecting processes across multiple areas of the financial reporting process and impacting all accounts in the general ledger.

Completeness and Accuracy of Information Produced by the Entity

The Company’s controls over certain information produced by the entity used in the performance of key controls were not designed to effectively ensure the completeness and accuracy of that information or to ensure effective change management over reports used to produce that information which had a pervasive impact across all accounts in the general ledger. As a result, the Company failed to obtain or generate and use relevant, reliable, and quality information to support the functioning of internal control.

Information Technology General Controls

The Company did not maintain effective information technology general controls supporting internal control over financial reporting. Specifically, deficiencies were identified related to:

•	monitoring controls related to individuals with administrator access to key systems;
•	design of review of password configuration settings for the general ledger database;
•	the design of user access reviews over key systems, including privileged user access reviews to key systems;
•	monitoring of change management activities; and
•	monitoring of vendor service-organization control reports relied upon for various areas of information technology general controls.

These deficiencies had a pervasive impact across the Company’s financial reporting processes, affecting the reliability of automated controls and reports used in financial reporting and impacting all accounts in the general ledger.

Control Activities Component of Internal Control

Additionally, other deficiencies were identified that, when considered in the aggregate, relate to a material weakness in the Company’s application of the Control Activities component of internal control established in Internal Control — Integrated Framework (2013) issued by COSO impacting all accounts in the general ledger. These deficiencies indicate that certain control activities were not effectively selected, developed or deployed to address risks related to financial reporting.

Remediation Plan

Management has begun implementing measures designed to remediate the material weaknesses described above. These remediation efforts include:

•	redesigning and formalizing controls related to deposit operations and related disclosures
•	enhancing procedures to ensure the complete identification and disclosure of related party transactions
•	implementing improved account reconciliation procedures and monitoring controls
•	strengthening segregation-of-duties monitoring and conflict identification procedures
•	implementing controls to ensure the accuracy and completeness of information produced by the entity and used in key controls
•	enhancing information technology general controls, including access management, password configurations, change management processes, and monitoring of vendor SOC reports

Management will continue to evaluate and test the effectiveness of these remediation efforts. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management concludes, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2025, the Company began implementing the remediation efforts described above for certain of the material weaknesses. There were no other changes in our internal control over financial reporting during the year ended December 31, 2025, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bank7 Corp.

Opinion on the Internal Control Over Financial Reporting
We have audited Bank7 Corp.’s (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2025 and the related notes to the consolidated financial statements and our report dated March 16, 2026 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•
Deposit Operations. The Company’s controls over the boarding and maintenance of deposit accounts, including dormant deposit accounts, and deposit-related financial statement disclosures were not effectively designed.

•	Related Party Transactions. The Company’s controls over the aggregation and disclosure of related party transactions, including related party loans and deposits, were not effectively designed.

•
Reconciliations. The Company’s reconciliation controls are not designed to evaluate the accurate timing or amount of reconciling items, and the Company’s controls are not designed to ensure that all material general ledger accounts are reconciled on a timely basis.

•	Financial Statement Disclosures. The Company’s financial statement disclosure compilation and review controls are not designed to completely and accurately comply with disclosure requirements.

•
Segregation of Duties. The Company’s controls over the identification and evaluation of segregation of duties conflicts were not effectively designed to prevent or monitor segregation of duties conflicts, which had a pervasive impact to the Company’s control environment impacting all accounts in the general ledger.

•
Completeness and Accuracy of Information Produced by the Entity. The Company’s controls over certain information produced by the entity for use in key controls are not designed to effectively ensure the completeness and accuracy of that information nor to ensure effective change management over reports used to produce that information, which has a pervasive impact to all accounts in the general ledger and results in the Company failing to obtain or generate and use relevant, quality information to support the functioning of internal control.

•
Information Technology General Controls. The Company did not have effective information technology general controls supporting the Company’s internal control over financial reporting related to the design of monitoring controls related to individuals with administrator access to key systems; design of review of password configurations for the general ledger database; the design of user access reviews over key systems, including privileged user access reviews to key systems; monitoring of change management, and; the monitoring of vendor service-organization control reports relied upon for various areas of information technology general controls, all of which have a pervasive impact to all accounts in the general ledger.

Additionally, other deficiencies were identified that, when considered in the aggregate, relate to a material weakness in the Company’s application of the Control Activities component of internal control established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO) impacting all accounts in the general ledger.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 financial statements, and this report does not affect our report dated March 16, 2026, on those financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Dallas, Texas
March 16, 2026

Item 9B.  Other Information

During the three months ended December 31, 2025, none of our officers or directors adopted or terminated a Rule 10b5-1 trading arrangement or Non-Rule 10b5-1 trading arrangement as each term is defined under Item 408(a) of Regulation S-K.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

Exhibits

3.1	Amended and Restated Certificate of Incorporation of Bank7 Corp.(1)

3.2	Second Amended and Restated Bylaws of Bank7 Corp.(2)

4.1	Specimen Common Stock Certificate of Bank7 Corp.(3)

4.2	Description of Common Stock Securities Registered Pursuant to Section 12 of the Exchange Act of 1934(4)

10.1	Form of Tax Sharing Agreement(5)

10.2	Bank7 Corp. 2018 Equity Incentive Plan(6)

10.3	First Amendment to Bank7 Corp. 2018 Equity Incentive Plan(7)

10.4	Form of Stock Option award Agreement under the Bank7 Corp. 2018 Equity Incentive Plan(8)

10.5	Form of Restricted Stock Unit Award Agreement under the Bank7 Corp. 2018 Equity Incentive Plan(9)

10.6	Form of Indemnification Agreement(10)

10.7	Form of Registration Rights Agreement(11)

10.8	Stock Award Agreement Between the Company and Thomas L. Travis issued under the 2018 Equity Incentive Plan (12)

10.9	Stock Award Agreement Between the Company and Jason E. Estes issued under the 2018 Equity Incentive Plan(13)

10.10	Share Acquisition Agreement dated as of October 6, 2021 by and among Bank7 Corp., Watonga Bancshares, Inc., Cornerstone Bank, and Randy Barrett solely in his capacity as representative (14)

10.11	Employment Agreement dated March 30, 2022 between the Company and Thomas L. Travis (15)

10.12	Employment Agreement dated March 30, 2022 between the Company and Jason E. Estes (16)

19	Bank7 Corp. Insider Trading Policy(18)

21	Subsidiaries of Bank7 Corp.

23.1	Consent of Independent Registered Public Accounting Firm (RSM US LLP)

23.2	Consent of Independent Registered Public Accounting Firm (Forvis Mazars, LLP)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Policy Relating to the Recover of Erroneously Awarded Compensation(17)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2021.

(2)	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2024 (File No. 333-227010).

(3)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(4)	Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 30, 2020.

(5)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2018 (File No. 333-227010).

(6)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(7)	Incorporated by reference to Appendix A of the Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 31, 2020.

(8)	Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(9)	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(10)	Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 10, 2018 (File No. 333-227010).

(11)	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2018 (File No. 333-227010).

(12)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2019.

(13)	Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2023.

(14)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2021.

(15)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2022.

(16)	Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2023.

(17)	Incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2024.

(18)	Incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2025.

Item 16.  Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank7 Corp.

Date: March 16, 2026	By:	/s/ Thomas L. Travis
Thomas L. Travis
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kelly J. Harris
Kelly J. Harris
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
Director; Chairman
/s/ William B. Haines		March 16, 2026
William B. Haines

/s/ Thomas L. Travis	Director; President and Chief Executive Officer (Principal Executive Officer)	March 16, 2026
Thomas L. Travis

/s/ William M. Buergler	Director	March 16, 2026
William M. Buergler

/s/ John T. Phillips	Director	March 16, 2026
John T. Phillips

/s/ Gary D. Whitcomb	Director	March 16, 2026
Gary D. Whitcomb

/s/ Teresa L. Dick	Director	March 16, 2026
Teresa L. Dick

/s/ Edward P. Gray	Director	March 16, 2026
Edward P. Gray