Form 10-Q
period 2026-03-31
Bank7 Corp.
filed 2026-05-11
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

or
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

As of May 11, 2026, the registrant had 9,519,335 shares of common stock, par value $0.01, outstanding.

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

Bank7 Corp.
Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except par value and share data)

Assets	March 31, 2026 (unaudited)	December 31, 2025

Cash and due from banks	$246,701	$244,635
Interest-bearing time deposits in other banks	3,735	10,457
Available-for-sale debt securities (amortized cost of $55,632 and $57,316 at March 31, 2026 and December 31, 2025, respectively)	52,140	54,019
Loans, net of allowance for credit losses of $19,452 and $19,407 at March 31, 2026 and December 31, 2025, respectively	1,574,376	1,587,024
Loans held for sale	3,865	2,078
Premises and equipment, net	24,110	21,884
Nonmarketable equity securities	1,158	1,165
Core deposit intangibles	721	752
Goodwill	11,208	11,208
Interest receivable and other assets	27,066	30,418

Total assets	$1,945,080	$1,963,640

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$336,801	$341,416
Interest-bearing	1,334,580	1,359,417

Total deposits	1,671,381	1,700,833

Income taxes payable	3,912	594
Interest payable and other liabilities	9,966	11,218

Total liabilities	1,685,259	1,712,645

Shareholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding: 9,519,335 and 9,462,656 at March 31, 2026 and December 31, 2025, respectively	95	95
Additional paid-in capital	103,270	103,739
Retained earnings	159,143	149,707
Accumulated other comprehensive loss	(2,687)	(2,546)

Total shareholders’ equity	259,821	250,995

Total liabilities and shareholders’ equity	$1,945,080	$1,963,640

See accompanying notes to Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Interest Income
Loans, including fees	$31,613	$27,324
Interest-bearing time deposits in other banks	112	101
Debt securities, taxable	250	283
Debt securities, tax-exempt	59	63
Other interest and dividend income	1,749	2,667

Total interest income	33,783	30,438

Interest Expense
Deposits	9,591	9,600

Total interest expense	9,591	9,600

Net Interest Income	24,192	20,838

Provision for Credit Losses	-	-

Net Interest Income After Provision for Credit Losses	24,192	20,838

Noninterest Income
Mortgage lending income	375	93
Service charges on deposit accounts	249	218
Other	1,342	1,446

Total noninterest income	1,966	1,757

Noninterest Expense
Salaries and employee benefits	6,331	5,280
Furniture and equipment	342	250
Occupancy	686	592
Data and item processing	543	510
Accounting, marketing and legal fees	585	105
Regulatory assessments	259	83
Advertising and public relations	172	194
Travel, lodging and entertainment	71	56
Other	1,348	1,812

Total noninterest expense	10,337	8,882

Income Before Taxes	15,821	13,713
Income tax expense	3,815	3,377
Net Income	$12,006	$10,336

Earnings per common share - basic	$1.26	$1.10
Earnings per common share - diluted	1.25	1.08
Weighted average common shares outstanding - basic	9,491,075	9,421,534
Weighted average common shares outstanding - diluted	9,596,869	9,552,273

Other Comprehensive Income

Unrealized (losses) gains on securities, net of tax (benefit) expense of ($55) and $237 for the three months ended March 31, 2026 and 2025, respectively	$(141)	$642
Other comprehensive (loss) income	$(141)	$642
Comprehensive Income	$11,865	$10,978

See accompanying notes to Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Common Stock (Shares)
Balance at beginning of period	9,462,656	9,390,211
Exercise of employee stock options	2,500	7,063
Shares issued for restricted stock units	80,925	74,338
Shares acquired and retired	(26,746)	(23,375)
Balance at end of period	9,519,335	9,448,237

Common Stock (Amount)
Balance at beginning of period	$95	$94
Net shares purchased and retired for restricted stock units and issued for stock options	-	-
Balance at end of period	$95	$94

Additional Paid-in Capital
Balance at beginning of period	$103,739	$101,809
Shares purchased and retired for restricted stock units	(1,175)	(1,015)
Exercise of stock options	47	100
Stock-based compensation expense	659	652
Balance at end of period	$103,270	$101,546

Retained Earnings
Balance at beginning of period	$149,707	$116,281
Net income	12,006	10,336
Cash dividends declared ($0.27 and $0.24 per share for March 31, 2026 and 2025, respectively)	(2,570)	(2,268)
Balance at end of period	$159,143	$124,349

Accumulated Other Comprehensive Loss
Balance at beginning of period	$(2,546)	$(4,971)
Comprehensive (loss) income	(141)	642
Balance at end of period	$(2,687)	$(4,329)

Total Shareholders’ equity	$259,821	$221,660

See accompanying notes to Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollar amounts in thousands)
	Three Months Ended March 31,
	2026	2025

Operating Activities
Net income	$12,006	$10,336
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	290	251
Amortization of premiums on securities	39	59
Gain on sales of loans held for sale	(375)	(93)
Stock-based compensation expense	659	652
Gain on sale of premises and equipment	(17)	-
Cash receipts from the sale of loans originated for sale	20,251	5,220
Cash disbursements for loans originated for sale	(21,663)	(7,195)
Deferred income tax expense	497	79
Changes in
Interest receivable and other assets	2,911	303
Interest payable and other liabilities	2,051	1,386

Net cash provided by operating activities	16,649	10,998

Investing Activities
Net cash paid for acquisition	-	(2,750)
Maturities of interest-bearing time deposits in other banks	6,722	1,984
Purchases of interest-bearing time deposits in other banks	-	(8,212)
Maturities, prepayments and calls of available-for-sale debt securities	1,644	1,145
Purchases of available-for-sale debt securities	-	(40)
Net change in loans	12,647	(26,603)
Purchases of premises and equipment	(2,490)	(2,803)
Proceeds from sale of premises and equipment	22	-
Proceeds from sale of nonmarketable equity securities	7	5

Net cash provided by (used in) investing activities	18,552	(37,274)

Financing Activities
Net change in deposits	(29,452)	35,819
Cash dividends paid	(2,555)	(2,254)
Shares purchased and retired for restricted stock units	(1,175)	(1,015)
Net settlement of stock options	47	100

Net cash (used in) provided by financing activities	(33,135)	32,650

Net Increase in Cash and Due from Banks	2,066	6,374

Cash and Due from Banks, Beginning of Period	244,635	234,196

Cash and Due from Banks, End of Period	$246,701	$240,570

Supplemental Disclosure of Cash Flows Information
Interest paid	$9,555	$9,749
Income taxes paid	$-	$-
Dividends declared and not paid	$2,570	$2,268

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position, results of operations, and cash flows of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2025, the date of the most recent annual report. The condensed consolidated balance sheet of the Company as of December 31, 2025 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and notes normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The information contained in the financial statements and footnotes included in Company’s annual report for the year ended December 31, 2025, should be referred to in connection with these unaudited interim consolidated financial statements. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Segments

The Company continues to operate as a single reportable segment, as described in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company’s chief operating decision-maker (“CODM”) is the Chief Executive Officer. The Company’s operations are managed and financial performance is evaluated on a Company-wide basis. The CODM uses net income and total assets to allocate resources across the Company and assess performance.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

Standards Adopted During Current Period:

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This update includes a wide range of amendments to clarify, correct errors in, and make minor improvements to the Accounting Standards Codification. The Company adopted this ASU effective January 1, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides a practical expedient allowing entities to assume that current economic conditions will remain unchanged for the life of short-term financial assets, such as trade receivables, that arise from contracts with customers. The Company adopted this ASU effective January 1, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The Company adopted this ASU effective January 1, 2026. The Company does not currently have any convertible debt instruments; therefore, the adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or disclosures.

Standards Not Yet Adopted:

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

Subsequent Events

On April 10, 2026, the Company concluded the sale of its oil and gas assets for $5.2 million. At the time of the sale, those assets had a remaining net book value of $7.8 million, less an associated asset retirement obligation liability of $0.3 million and less miscellaneous adjustments of $0.2 million. The effect of this asset disposition resulted in a pre-tax loss of $2.1 million in April 2026. For further discussion of this transaction, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company had oil and gas assets and related receivables included in interest receivable and other assets on the consolidated balance sheets of $8.6 million and $8.9 million, and assets retirement obligations and oil and gas related liabilities included in interest payable and other liabilities on the consolidated balance sheets of $0.7 million and $0.8 million as of March 31, 2026 and December 31, 2025, respectively.

The Company had oil and gas related revenues included in “Other” noninterest income on the consolidated statements of comprehensive income of $0.9 million and $1.2 million, and oil and gas related expenses included in “Other” noninterest expense on the consolidated statements of comprehensive income of $0.6 million and $1.1 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

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

The following table shows the computation of basic and diluted earnings per share:

	As of and for the three months ended March 31,
	2026	2025
(Dollars in thousands, except share and per share amounts)
Numerator
Net income	$12,006	$10,336

Denominator
Weighted-average shares outstanding for basic earnings per share	9,491,075	9,421,534
Dilutive effect of stock compensation(1)	105,794	130,739
Denominator for diluted earnings per share	9,596,869	9,552,273

Earnings per common share
Basic	$1.26	$1.10
Diluted	$1.25	$1.08

(1) The following have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented: Nonqualified stock options outstanding of  0 and 0 for the three month periods ended March 31, 2026 and 2025, respectively; Restricted stock units outstanding of 30,000 and 69,589 for the three month periods ended March 31, 2026 and 2025, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 4: Debt Securities

The following table summarizes the amortized cost and fair value of debt securities available-for-sale at March 31, 2026 and December 31, 2025 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross Unrealized	Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale as of March 31, 2026
U.S. federal agencies	$7	$-	$-	$7
Mortgage-backed securities(1)(2)	26,713	-	(1,963)	24,750
State and political subdivisions	17,403	-	(753)	16,650
U.S. treasuries	6,009	-	(424)	5,585
Corporate debt securities	5,500	-	(352)	5,148
Total available-for-sale	55,632	-	(3,492)	52,140
Total debt securities	$55,632	$-	$(3,492)	$52,140

		Gross Unrealized	Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale as of December 31, 2025
U.S. federal agencies	$21	$-	$-	$21
Mortgage-backed securities(1)(2)	27,311	-	(1,879)	25,432
State and political subdivisions	18,473	-	(699)	17,774
U.S. treasuries	6,011	-	(403)	5,608
Corporate debt securities	5,500	-	(316)	5,184
Total available-for-sale	57,316	-	(3,297)	54,019
Total debt securities	$57,316	$-	$(3,297)	$54,019

(1) All mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities.
(2) Included in amortized cost of mortgage-backed securities is $18.56 million and $19.09 million of residential mortgage-backed securities and $8.16 million and $8.22 million of commercial mortgage-backed securities as of March 31, 2026 and December 31, 2025, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The amortized cost and estimated fair value of investment securities at March 31, 2026 and December 31, 2025, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of March 31, 2026
Due in one year or less	$4,079	$4,043
Due after one year through five years	14,859	14,063
Due after five years through ten years	9,981	9,284
Due after ten years	-	-
Mortgage-backed securities	26,713	24,750
Total available-for-sale	$55,632	$52,140

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of December 31, 2025
Due in one year or less	$4,941	$4,889
Due after one year through five years	13,920	13,274
Due after five years through ten years	11,144	10,424
Due after ten years	-	-
Mortgage-backed securities	27,311	25,432
Total available-for-sale	$57,316	$54,019

There were no holdings of securities of issuers in an amount greater than 10% of stockholders’ equity at March 31, 2026.

The following table presents a summary of realized gains and losses from the sale, prepayment and call of debt securities for the three months ended March 31, 2026 and March 31, 2025.

	Three Months Ended March 31,
	2026	2025
(in thousands)
Proceeds from sales, maturities, prepayments and calls	$1,644	$1,145

Gross realized gains on sales, prepayments and calls	-	-
Gross realized losses on sales, prepayments and calls	-	-
Total realized (losses), net	$-	$-

The following table details book value of pledged securities as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(in thousands)	2026	2025
Book value of pledged securities	$17,151	$17,288

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table details gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025. As of March 31, 2026, the Company had the ability and intent to hold the debt securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased or acquired. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statements of comprehensive income. As of March 31, 2026 and December 31, 2025, there was no allowance for credit losses recorded related to investment securities.

		Less than Twelve Months		Twelve Months or Longer		Total
	Number of		Gross Unrealized		Gross Unrealized		Gross Unrealized
	Investments	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(in thousands)
Available-for-sale as of March 31, 2026
U.S. federal agencies	-	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	23	-	-	24,750	(1,963)	24,750	(1,963)
State and political subdivisions(1)	52	-	-	16,076	(753)	16,076	(753)
U.S. treasuries	6	-	-	5,585	(424)	5,585	(424)
Corporate debt securities(2)	4	-	-	5,148	(352)	5,148	(352)
Total available-for-sale	85	$-	$-	$51,559	$(3,492)	$51,559	$(3,492)

		Less than Twelve Months		Twelve Months or Longer		Total
	Number of		Gross Unrealized		Gross Unrealized		Gross Unrealized
	Investments	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(in thousands)
Available-for-sale as of December 31, 2025
U.S. federal agencies	1	$-	$-	$2	$-	$2	$-
Mortgage-backed securities	23	-	-	25,432	$(1,879)	25,432	(1,879)
State and political subdivisions(1)	54	-	-	17,201	$(699)	17,201	(699)
U.S. treasuries	6	-	-	5,608	$(403)	5,608	(403)
Corporate debt securities(2)	4	-	-	5,184	$(316)	5,184	(316)
Total available-for-sale	88	$-	$-	$53,427	$(3,297)	$53,427	$(3,297)

(1) The state and political subdivision securities, $15.20 million and $16.33 million are rated BBB+ or better and $1.45 million and $1.45 million are not rated as of March 31, 2026 and December 31, 2025, respectively.
(2) The corporate debt securities are not rated.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 5: Loans and Allowance for Credit Losses

A summary of loans at March 31, 2026 and December 31, 2025, are as follows (dollars in thousands):

	March 31,	December 31,
	2026	2025

Construction & development	$229,894	$224,566
1 - 4 family real estate	135,393	126,122
Commercial real estate - other	594,921	587,597
Total commercial real estate	960,208	938,285

Commercial & industrial	535,978	567,280
Agricultural	87,714	90,908
Consumer	12,645	12,894

Gross loans	1,596,545	1,609,367

Less allowance for credit losses	(19,452)	(19,407)
Less deferred loan fees	(2,717)	(2,936)

Net loans	$1,574,376	$1,587,024

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents, by portfolio segment, the activity in the allowance for credit losses for the three months ended March 31, 2026 and 2025 (dollars in thousands):

			Commercial
	Construction &	1 - 4 Family	Real Estate -	Commercial
	Development	Real Estate	Other	& Industrial	Agricultural	Consumer	Total

March 31, 2026
Loans
Balance, beginning of period	$1,222	$964	$6,855	$9,369	$612	$385	$19,407
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	43	2	-	-	45
Net (charge-offs) recoveries	-	-	43	2	-	-	45

Provision (credit) for credit losses	(57)	120	(197)	278	(122)	(22)	-
Balance, end of period	$1,165	$1,084	$6,701	$9,649	$490	$363	$19,452

Unfunded Commitments
Balance, beginning of period	$110	$4	$35	$293	$19	$3	$464
Provision (credit) for credit losses	(4)	(1)	(7)	16	(4)	-	-
Balance, end of period	$106	$3	$28	$309	$15	$3	$464

Total allowance for credit losses and reserve for unfunded commitments	$1,271	$1,087	$6,729	$9,958	$505	$366	$19,916
Total provision (credit) for credit losses	$(61)	$119	$(204)	$294	$(126)	$(22)	$-

			Commercial
	Construction &	1 - 4 Family	Real Estate -	Commercial
	Development	Real Estate	Other	& Industrial	Agricultural	Consumer	Total

March 31, 2025
Loans
Balance, beginning of period	$1,223	$1,313	$6,992	$6,797	$1,106	$487	$17,918

Charge-offs	-	-	(197)	-	-	(3)	(200)
Recoveries	-	-	-	442	2	-	444
Net (charge-offs) recoveries	-	-	(197)	442	2	(3)	244

Provision (credit) for credit losses	107	(114)	388	(300)	(104)	23	-
Balance, end of period	$1,330	$1,199	$7,183	$6,939	$1,004	$507	$18,162

Unfunded Commitments
Balance, beginning of period	$202	$6	$9	$230	$14	$3	$464
Provision (credit) for credit losses	-	(1)	(5)	(14)	20	-	-
Balance, end of period	$202	$5	$4	$216	$34	$3	$464

Total allowance for credit losses and reserve for unfunded commitments	$1,532	$1,204	$7,187	$7,155	$1,038	$510	$18,626
Total provision (credit) for credit losses	$107	$(115)	$383	$(314)	$(84)	$23	$-

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Internal Risk Categories

Each loan segment is made up of loan categories possessing similar risk characteristics.

Risk characteristics applicable to each segment of the loan portfolio are described as follows:

Real Estate – The real estate portfolio consists of residential and commercial properties. Residential loans are generally secured by owner occupied 1–4 family residences. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Company’s market areas that might impact either property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers. Commercial real estate (CRE) loans in this category typically involve larger principal amounts and are repaid primarily from the cash flow of a borrower’s principal business operation, the sale of the real estate or income independent of the loan purpose. Credit risk in these loans is driven by the creditworthiness of a borrower, property values, the local economy and other economic conditions impacting a borrower’s business or personal income. Construction and development loans introduce additional risks, as repayment is generally dependent on the successful completion of the project and the subsequent sale or permanent financing of the property. Credit risk in these loans is primarily driven by potential construction delays, cost overruns, and shifts in market conditions or interest rates that could impact the ultimate value of the project or the borrower’s ability to secure permanent financing.

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

The Company evaluates the definitions of loan grades and the allowance for credit losses methodology on an ongoing basis. No changes were made to either during the period ended March 31, 2026.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables presents the amortized cost of the Company’s loan portfolio by year of origination based on internal rating category as of March 31, 2026 and December 31, 2025, respectively (dollars in thousands).

As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development
Grade
1 (Pass)	$25,277	$112,060	$70,504	$4,112	$818	$563	$7,214	$220,548
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	1,315	-	-	-	-	1,315
4 (Substandard)	5,479	-	-	-	-	-	2,552	8,031
Total construction & development	30,756	112,060	71,819	4,112	818	563	9,766	229,894
1 - 4 family real estate
Grade
1 (Pass)	42,769	34,107	29,677	11,967	4,902	7,957	3,997	135,376
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	17	-	17
Total 1 - 4 family real estate	42,769	34,107	29,677	11,967	4,902	7,974	3,997	135,393
Commercial real estate - other
Grade
1 (Pass)	58,590	232,185	91,009	81,009	87,144	17,777	766	568,480
2 (Watch)	-	-	-	17,943	-	-	-	17,943
3 (Special Mention)	-	-	6,885	1,551	-	-	-	8,436
4 (Substandard)	-	-	-	-	-	62	-	62
Total commercial real estate - other	58,590	232,185	97,894	100,503	87,144	17,839	766	594,921
Commercial and industrial
Grade
1 (Pass)	35,928	217,301	57,172	18,266	26,302	7,481	129,318	491,768
2 (Watch)	-	-	-	-	-	-	37,500	37,500
3 (Special Mention)	4,807	-	738	-	-	-	-	5,545
4 (Substandard)	-	1,165	-	-	-	-	-	1,165
Total commercial and industrial	40,735	218,466	57,910	18,266	26,302	7,481	166,818	535,978
Agricultural
Grade
1 (Pass)	7,130	29,520	14,448	4,585	3,870	7,113	17,134	83,800
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	201	1,929	32	-	-	282	1,470	3,914
4 (Substandard)	-	-	-	-	-	-	-	-
Total agricultural	7,331	31,449	14,480	4,585	3,870	7,395	18,604	87,714
Consumer
Grade
1 (Pass)	1,720	3,317	1,953	775	243	2,578	2,059	12,645
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total consumer	1,720	3,317	1,953	775	243	2,578	2,059	12,645

Total loans	$181,901	$631,584	$273,733	$140,208	$123,279	$43,830	$202,010	$1,596,545

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development
Grade
1 (Pass)	$130,881	$72,299	$6,397	$823	$400	$181	$11,707	$222,688
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	1,323	-	-	-	-	-	1,323
4 (Substandard)	555	-	-	-	-	-	-	555
Total construction & development	131,436	73,622	6,397	823	400	181	11,707	224,566
1 - 4 family real estate
Grade
1 (Pass)	54,582	31,454	20,341	6,561	5,202	4,808	3,174	126,122
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total 1 - 4 family real estate	54,582	31,454	20,341	6,561	5,202	4,808	3,174	126,122
Commercial real estate - other
Grade
1 (Pass)	253,967	94,375	97,115	91,061	16,978	7,215	423	561,134
2 (Watch)	-	-	18,077	-	-	-	-	18,077
3 (Special Mention)	-	6,893	-	-	-	-	-	6,893
4 (Substandard)	1,423	-	-	-	-	70	-	1,493
Total commercial real estate - other	255,390	101,268	115,192	91,061	16,978	7,285	423	587,597
Commercial and industrial
Grade
1 (Pass)	272,946	62,009	19,177	27,798	3,208	4,605	115,509	505,252
2 (Watch)	-	-	-	-	-	-	37,285	37,285
3 (Special Mention)	18,128	655	-	-	-	-	125	18,908
4 (Substandard)	2,384	3,429	-	-	-	22	-	5,835
Total commercial and industrial	293,458	66,093	19,177	27,798	3,208	4,627	152,919	567,280
Agricultural
Grade
1 (Pass)	33,761	17,078	4,757	4,146	5,493	1,751	20,143	87,129
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	2,280	32	-	-	282	-	1,185	3,779
4 (Substandard)	-	-	-	-	-	-	-	-
Total agricultural	36,041	17,110	4,757	4,146	5,775	1,751	21,328	90,908
Consumer
Grade
1 (Pass)	4,548	2,188	857	371	995	1,957	1,978	12,894
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total consumer	4,548	2,188	857	371	995	1,957	1,978	12,894

Total loans	$775,455	$291,735	$166,721	$130,760	$32,558	$20,609	$191,529	$1,609,367

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

There were no charge-offs for the three months ended March 31, 2026.

The following tables presents the gross charge-offs of the Company’s loan portfolio by year of origination based on internal rating category for the three months ended March 31, 2025 (dollars in thousands).

For the three months ended March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development	$-	$-	$-	$-	$-	$-	$-	$-
1 - 4 family real estate	-	-	-	-	-	-	-	-
Commercial real estate - other	-	197	-	-	-	-	-	197
Commercial and industrial	-	-	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-	-	-
Consumer	-	3	-	-	-	-	-	3
Total current-period gross charge-offs	$-	$200	$-	$-	$-	$-	$-	$200

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Aged Analysis of Past Due Loans Receivable

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	Past Due						Total Loans
	30–59	60–89	Greater than			Total	> 90 Days &
	Days	Days	90 Days	Total	Current	Loans	Accruing

March 31, 2026
Construction & development	$-	$8,031	$-	$8,031	$221,863	$229,894	$-
1 - 4 family real estate	410	-	17	427	134,966	135,393	17
Commercial real estate - other	-	-	-	-	594,921	594,921	-
Commercial & industrial	-	-	54	54	535,924	535,978	-
Agricultural	-	-	-	-	87,714	87,714	-
Consumer	-	-	-	-	12,645	12,645	-

Total	$410	$8,031	$71	$8,512	$1,588,033	$1,596,545	$17

December 31, 2025
Construction & development	$79	$-	$-	$79	$224,487	$224,566	$-
1 - 4 family real estate	47	-	-	47	126,075	126,122	-
Commercial real estate - other	-	1,423	-	1,423	586,174	587,597	-
Commercial & industrial	1,702	80	3,429	5,211	562,069	567,280	-
Agricultural	-	-	-	-	90,908	90,908	-
Consumer	30	-	-	30	12,864	12,894	-

Total	$1,858	$1,503	$3,429	$6,790	$1,602,577	$1,609,367	$-

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Nonaccrual Loans

The following table presents information regarding nonaccrual loans as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	With an Allowance	No Allowance	Total Non- Accrual Loans	Related Allowance
March 31, 2026
Construction & development	$-	$8,031	$8,031	$-
1 - 4 family real estate	-	-	-	-
Commercial real estate - other	-	62	62	-
Commercial & industrial	1,165	-	1,165	209
Agricultural	-	-	-	-
Consumer	-	-	-	-

Total	$1,165	$8,093	$9,258	$209

	With an Allowance	No Allowance	Total Non- Accrual Loans	Related Allowance
December 31, 2025
Construction & development	$-	$555	$555	$-
1 - 4 family real estate	-	-	-	-
Commercial real estate - other	-	70	70	-
Commercial & industrial	623	5,212	5,835	255
Agricultural	-	-	-	-
Consumer	-	-	-	-

Total	$623	$5,837	$6,460	$255

Interest income recognized on the nonaccrual loans for the three months ended March 31, 2026, and 2025 was considered immaterial.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the three months ended March 31, 2026 and March 31, 2025, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent.  At a minimum, the estimated value of the collateral for loan equals the current book value.

The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows (dollars in thousands):

	Collateral Type
	Real Estate	Business Assets	Total	Specific Allocation

March 31, 2026
Construction & development	$8,031	$-	$8,031	$-
1 - 4 family real estate	17	-	17	-
Commercial real estate - other	62	-	62	-
Commercial & industrial	54	1,111	1,165	209
Agricultural	-	-	-	-
Consumer	-	-	-	-

Total	$8,164	$1,111	$9,275	$209

	Collateral Type
	Real Estate	Business Assets	Total	Specific Allocation

December 31, 2025
Construction & development	$555	$-	$555	$-
1 - 4 family real estate	-	-	-	-
Commercial real estate - other	1,492	-	1,492	-
Commercial & industrial	-	5,770	5,770	200
Agricultural	-	-	-	-
Consumer	-	-	-	-

Total	$2,047	$5,770	$7,817	$200

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

During the three months ended March 31, 2026, the Company modified four loans for borrowers experiencing financial difficulty. Two of these modifications were related to a single borrower relationship and consisted of one construction and development loan and one commercial and industrial loan, both of which received a term extension. The remaining two modifications involved one commercial real estate loan and one commercial and industrial loan, both of which received a term extension. As of March 31, 2026, the period-end amortized cost basis of these modified loans was as follows:
•
The modified construction and development loan had an amortized cost basis of $1.3 million, received a term extension of 36 months, and represented 0.6% of the total construction and development loan portfolio.

•	The modified commercial real estate loan had an amortized cost basis of $2.2 million, received a term extension of ten months, and represented 0.4% of the total commercial real estate loan portfolio.
•
The modified commercial and industrial loans consisted of two loans that had a combined amortized cost basis of $1.2 million. One loan with an amortized cost basis of $1.1 million that received a term extension of 12 months, and one loan that had an amortized cost basis of $0.1 million that received a term extension of 36 months.  Combined, these modifications represented 0.2% of the total commercial and industrial loan portfolio.

During the three months ended March 31, 2025, the Company modified seven loans for borrowers experiencing financial difficulty. Six of these modifications were related to a single borrower relationship and consisted of one construction and development loan and five commercial and industrial loans, all of which received term extensions. The remaining modification involved a commercial and industrial loan, which received a term extension. As of March 31, 2025, the period-end amortized cost basis of these modified loans was as follows:
•
The modified construction and development loan had an amortized cost basis of $1.3 million, received a term extension of 2 months, and represented 0.8% of the total construction and development loan portfolio.

•
The modified commercial and industrial loans consisted of five loans that had a combined amortized cost basis of $0.9 million that received a weighted-average term extension of 38 months, and one loan that had an amortized cost basis of $3.9 million that received a term extension of 10 months. Combined, these modifications represented 0.9% of the total commercial and industrial loan portfolio.

The Company closely monitors the performance of loans modified for borrowers experiencing financial difficulty. There were no loans modified for borrowers experiencing financial difficulty that subsequently defaulted during the 12-month period ended March 31, 2026.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6: Shareholders’ Equity

On October 26, 2023, the Company adopted a Repurchase Plan (the “Plan”) authorizing the repurchase of up to 750,000 shares of the Company’s stock. On August 20, 2025, the Board of Directors approved the renewal of the Plan. Stock repurchases under the Plan take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. The Plan may be suspended or discontinued at any time. There were no share repurchases under the Plan during the period ending March 31, 2026.

A summary of the activity under the repurchase plan is as follows:

	Three Months Ended March 31,
	2026	2025
Number of shares repurchased	-	-
Average price of shares repurchased	$-	$-
Shares remaining to be repurchased	750,000	750,000

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I, and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2026, that the Company and Bank meet all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of March 31, 2026, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

							Minimum
							To Be Well Capitalized
			Minimum		With Capital		Under Prompt
	Actual		Capital Requirements		Conservation Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2026
Total capital to risk-weighted assets
Company	$270,494	15.96%	$135,614	8.00%	$177,993	10.50%	N/A	N/A
Bank	270,454	15.96%	135,533	8.00%	177,887	10.50%	$169,416	10.00%
Tier I capital to risk-weighted assets
Company	250,578	14.78%	101,711	6.00%	144,090	8.50%	N/A	N/A
Bank	250,538	14.79%	101,650	6.00%	144,004	8.50%	135,533	8.00%
Common equity tier I capital to risk-weighted assets
Company	250,578	14.78%	76,283	4.50%	118,662	7.00%	N/A	N/A
Bank	250,538	14.79%	76,237	4.50%	118,592	7.00%	110,121	6.50%
Tier I capital to average assets
Company	250,578	13.24%	75,688	4.00%	N/A	N/A	N/A	N/A
Bank	250,538	13.24%	75,688	4.00%	N/A	N/A	94,611	5.00%

As of December 31, 2025
Total capital to risk-weighted assets
Company	$261,451	15.24%	$137,201	8.00%	$180,076	10.50%	N/A	N/A
Bank	261,411	15.25%	137,120	8.00%	179,970	10.50%	$171,400	10.00%
Tier I capital to risk-weighted assets
Company	241,580	14.09%	102,901	6.00%	145,776	8.50%	N/A	N/A
Bank	241,540	14.09%	102,840	6.00%	145,690	8.50%	137,120	8.00%
Common equity tier I capital to risk-weighted assets
Company	241,580	14.09%	77,175	4.50%	120,051	7.00%	N/A	N/A
Bank	241,540	14.09%	77,130	4.50%	119,980	7.00%	111,410	6.50%
Tier I capital to average assets
Company	241,580	12.82%	75,370	4.00%	N/A	N/A	N/A	N/A
Bank	241,540	12.82%	75,370	4.00%	N/A	N/A	94,213	5.00%

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

As of March 31, 2026, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At March 31, 2026, approximately $84.1 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 7: Related-Party Transactions

At March 31, 2026 and December 31, 2025, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties) in the amount of $10.3 million and $10.5 million, respectively. A summary of these loans is as follows (dollars in thousands):

	Balance			Balance
	Beginning of		Collections/	End of
	the Period	Additions	Terminations	the Period

For the three months ended March 31, 2026	$10,451	$-	$(134)	$10,317
Year ended December 31, 2025	$10,846	$544	$(939)	$10,451

The Company holds deposits from related parties, including directors, executive officers, and their related interests. Related party deposits totaled $69.4 million and $66.6 million as of March 31, 2026, and December 31, 2025, respectively. These deposit balances represented 26.72% and 26.55% of total stockholders’ equity at March 31, 2026 and December 31, 2025, respectively. All such deposits were made in the ordinary course of business on substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with other persons.

The Bank leases office and retail banking space in Oklahoma City and Woodward, Oklahoma from Central Park on Lincoln, LLC and Haines Realty Investments Company, LLC, respectively, both related parties of the Company.  Lease payments totaled $82,000 and $81,000 for the three months ended March 31, 2026 and 2025, respectively. In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 8: Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to the maximum legal limit with the Company matching up to 5% of the employee’s salary. Employer contributions charged to expense for the three months ended March 31, 2026 and 2025 totaled $129,000 and $116,000, respectively.

Stock-Based Compensation

The Company adopted the Bank7 Corp. 2018 Equity Incentive Plan (the “Incentive Plan”) in September 2018. The Incentive Plan permits the grant of restricted stock units and nonqualified incentive stock options.  The Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Incentive Plan for the three months ended March 31, 2026 and 2025 totaled $659,000 and $652,000, respectively.

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

The following table is a summary of the stock option activity under the Bank7 Corp. 2018 Equity Incentive Plan (dollar amounts in thousands, except share and per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Three Months Ended March 31, 2026
Outstanding at December 31, 2025	66,375	$16.96
Options granted	-	-
Options exercised	(2,500)	19.00
Options forfeited	-	-
Outstanding at March 31, 2026	63,875	16.88	3.76	$1,469,254
Exercisable at March 31, 2026	62,625	$16.74	3.71	$1,449,236

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Three Months Ended March 31, 2025
Outstanding at December 31, 2024	75,688	$16.79
Options granted	-	-
Options exercised	(7,063)	14.31
Options forfeited	-	-
Outstanding at March 31, 2025	68,625	17.05	4.77	$1,488,809
Exercisable at March 31, 2025	66,125	$16.79	4.68	$1,451,624

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

There were no new grants for the three months ended March 31, 2026 and 2025.

The following table summarizes share information about RSUs for the three months ended March 31, 2026 and 2025:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Three Months Ended March 31, 2026
Outstanding at December 31, 2025	250,671	$35.38
Shares granted	-	-
Shares vested	(80,925)	32.67
Shares forfeited	(1,450)	32.62
End of the period balance	168,296	$36.71

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Three Months Ended March 31, 2025
Outstanding at December 31, 2024	236,239	$27.54
Shares granted	69,589	43.17
Shares vested	(74,338)	26.96
Shares forfeited	-	-
End of the period balance	231,490	$32.42

As of March 31, 2026, there was approximately $5.7 million of unrecognized compensation expense related to 168,296 unvested RSUs and $2,000 of unrecognized compensation expense related to 63,875 unvested stock options. The RSU expense is expected to be recognized over a weighted average period of 3.69 years, the stock option expense is expected to be recognized over a weighted average period of 0.45 years.

As of March 31, 2025, there was approximately $7.1 million of unrecognized compensation expense related to 231,490 unvested RSUs and $14,000 of unrecognized compensation expense related to 68,625 unvested and/or unexercised stock options. The RSU expense is expected to be recognized over a weighted average period of 1.39 years, the stock option expense is expected to be recognized over a weighted average period of 3.15 years.

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

Recurring Measurements

Assets and liabilities measured at fair value on a recurring basis include the following:

Available-for-sale securities: Debt securities classified as available-for-sale, as discussed in Note 4, are reported at fair value utilizing Level 2 inputs. For those debt securities classified as Level 2, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data for similar securities, market consensus prepayments speeds, credit information and the security’s terms and conditions, among other things.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2026 and December 31, 2025 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2026
Collateral-dependent loans	$956	$-	$-	$956

December 31, 2025
Collateral-dependent loans	$369	$-	$-	$369

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2026 and December 31, 2025 (dollars in thousands):

		Valuation	Unobservable
	Fair Value	Technique	Inputs
March 31, 2026
Collateral-dependent loans	$956	Estimated cash to be received pending liquidation of collateral	Estimated cost to sell

December 31, 2025
Collateral-dependent loans	$369	Estimated cash to be received pending liquidation of collateral	Estimated cost to sell

The following table presents estimated fair values of the Company’s financial instruments not recorded at fair value at March 31, 2026 and December 31, 2025 (dollars in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
March 31, 2026

Financial Assets
Cash and due from banks	$246,701	$246,701	$-	$-	$246,701
Interest-bearing time deposits in other banks	3,735	-	3,735	-	3,735
Loans, net	1,574,376	-	1,592,653	956	1,593,609
Loans held for sale	3,865	-	3,865	-	3,865
Nonmarketable equity securities	1,158	-	1,158	-	1,158
Interest receivable	8,576	-	8,576	-	8,576

Financial Liabilities
Deposits	$1,671,381	$-	$1,670,512	$-	$1,670,512
Interest payable	1,157	-	1,157	-	1,157

December 31, 2025

Financial Assets
Cash and due from banks	$244,635	$244,635	$-	$-	$244,635
Interest-bearing time deposits in other banks	10,457	-	10,457	-	10,457
Loans, net	1,587,024	-	1,605,518	369	1,605,887
Loans held for sale	2,078	-	2,078	-	2,078
Nonmarketable equity securities	1,165	-	1,165	-	1,165
Interest receivable	8,822	-	8,822	-	8,822

Financial Liabilities
Deposits	$1,700,833	$-	$1,700,646	$-	$1,700,646
Interest payable	1,122	-	1,122	-	1,122

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

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at March 31, 2026 and December 31, 2025.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 10: Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets.  The following summarizes those financial instruments with contract amounts representing credit risk as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31,	December 31,
	2026	2025
Commitments to extend credit	$339,863	$324,748
Financial and performance standby letters of credit	16,817	19,540
	$356,680	$344,288

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

The reserve for unfunded loan commitments totaled $464,000 at March 31, 2026 and December 31, 2025.

Note 11: Concentrations

GAAP requires disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for credit losses are reflected in Note 5 regarding loans.

As of March 31, 2026, hospitality loans were 19.0% of gross total loans with outstanding balances of $302.7 million and unfunded commitments of $17.0 million; energy loans were 8.1% of gross total loans with outstanding balances of $128.6 million and unfunded commitments of $74.6 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Q1 2026 Overview

We reported total loans of $1.59 billion as of March 31, 2026, an increase of $170.1 million, or 11.9%, from March 31, 2025. Total deposits were $1.67 billion as of March 31, 2026, an increase of $120.1 million, or 7.7%, from March 31, 2025.

Income before taxes was $15.8 million, an increase of $2.1 million, or 15.4%, for the three months ended March 31, 2026 as compared to income before taxes of $13.7 million for the same period in 2025.

Pre-tax return on average assets and return on average equity was 3.37% and 25.06%, respectively for the three months ended March 31, 2026, as compared to 3.20% and 25.47%, respectively, for the same period in 2025. Our efficiency ratio for the three months ended March 31, 2026 was 39.64% as compared to 39.45% for the same period in 2025.

Sale of Oil and Gas Assets

Regarding the subsequent event item mentioned in Note 1 herein, management has successfully completed its objective to maximize the loan loss recovery related to an oil and gas loan.  To refresh memories, in the fourth quarter of 2023 management expended $16.5 million to acquire certain oil and gas assets.  On a cash basis, prior to the second quarter 2026 the Company had received cash proceeds from oil and gas sales of $14.9 million, and when that is combined with the second quarter sale proceeds of $5.2 million, the total cash recovery of $20.1 million exceeds the $16.5 million cash outlay by $3.7 million.  Over the holding period from fourth quarter of 2023 through first quarter of 2026, these assets generated cumulative pre-tax net income of approximately $5.8 million, which we believe is the most directly comparable GAAP measure to the non-GAAP cash summary presented below.

GAAP to Non-GAAP Reconciliation for Oil and Gas Assets (dollars in thousands):
	Acquisition Date through
	March 31, 2026	April 30, 2026
GAAP Income before taxes	$5,751	$5,692

Add back non-cash expenses:
Depletion	9,134	9,134
Amortization & accretion	81	81
Net cash flow from operations (Non-GAAP)	$14,966	$14,907

Remaining accruals to be settled		68
Add: Sales proceeds from final disposition (April 2026)		5,164
Total cash generated by asset (Non-GAAP)		$20,139

Less: Initial cash outlay for acquisition (Q4 2023)		(16,481)
Net cash returned (Non-GAAP)		$3,658

Initial cash outlay for acquisition (Q4 2023)		$(16,487)

Cash inflows:
Net cash receipts from operator statements		14,907
Sales proceeds from minor asset sales (2024)		17
Sales proceeds from final disposition (April 2026)		5,164
Total cash inflows		$20,088

Cash outflows:
Transaction costs and other adjustments		57
Total Cash outflows		$57

Net cash returned (Non-GAAP)		$3,658

Net Cash Returned is a non-GAAP financial measure used by management to analyze the cash cycle of this specific investment. This measure has significant limitations and is not a substitute for results prepared in accordance with U.S. GAAP. It should not be considered in isolation or as an alternative to net income. This measure is reconciled from income before taxes by adding back only the non-cash expenses shown in the table above.

Results of Operations

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

	Net Interest Margin
	For the Three Months Ended March 31,
	2026			2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments	$210,047	$1,861	3.60%	$238,048	$2,768	4.72%
Debt securities, taxable	43,564	250	2.33	48,637	283	2.36
Debt securities, tax exempt(1)	11,052	59	2.17	12,514	63	2.04
Loans held for sale	1,983	-	-	580	-	-
Total loans(2)	1,596,201	31,613	8.03	1,398,350	27,324	7.92
Total interest-earning assets	1,862,847	$33,783	7.35	1,698,129	$30,438	7.27
Noninterest-earning assets	41,295			39,957
Total assets	$1,904,142			$1,738,086

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$1,058,572	$7,223	2.77%	$956,891	$7,118	3.02%
Time deposits	264,608	2,368	3.63	236,325	2,482	4.26
Total interest-bearing deposits	1,323,180	9,591	2.94	1,193,216	9,600	3.62
Total interest-bearing liabilities	1,323,180	9,591	2.94	1,193,216	9,600	3.62

Noninterest-bearing liabilities:
Noninterest-bearing deposits	315,426			316,544
Other noninterest-bearing liabilities	9,515			9,983
Total noninterest-bearing liabilities	324,941			326,527
Shareholders’ equity	256,021			218,343
Total liabilities and shareholders’ equity	$1,904,142			$1,738,086

Net interest income		$24,192			$20,838
Net interest spread			4.41%			4.01%
Net interest margin			5.27%			4.98%

(1)	Taxable-equivalent yield of 2.85% as of March 31, 2026, applying a 24.1% effective tax rate.
(2)	Average loan balances include monthly average nonaccrual loans of $10.0 million and $6.7 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

For the first quarter of 2026 compared to the first quarter of 2025:

-	Total interest income on loans increased $4.3 million, or 15.7%, to $31.6 million, due to increased loan yields as discussed below;
-
Yields on our interest-earning assets totaled 7.35%, an increase of 8 basis points which was primarily attributable to higher loan yields of 11 basis points, and a decrease in yield on short-term investments of 112 basis points; and

-	Net interest margin was 5.27% compared to 4.98%.

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

	Analysis of Changes in Interest Income and Expenses
	For the Three Months Ended
	March 31, 2026 vs 2025
	Change due to:
	Volume(1)	Rate(1)	Interest
			Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$(326)	$(581)	$(907)
Debt securities	(37)	-	(37)
Total loans	3,866	423	4,289
Total increase (decrease) in interest income	3,503	(158)	3,345

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	756	(651)	105
Time deposits	297	(411)	(114)
Total interest-bearing deposits	1,053	(1,062)	(9)
Total increase (decrease) in interest expense	1,053	(1,062)	(9)

Increase (decrease) in net interest income	$2,450	$904	$3,354

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

Weighted Average Yield of Debt Securities

The following table summarizes the maturity distribution schedule with corresponding weighted average taxable equivalent yields of the debt securities portfolio at March 31, 2026. The following table presents securities at their expected maturities, which may differ from contractual maturities. The Company manages its debt securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds:

	As of March 31, 2026
			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total

	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *
Available-for-sale	(Dollars in thousands)
U.S. federal agencies	$7	2.62%	$-	0.00%	$-	0.00%	$-	0.00%	$7	2.62%
Mortgage-backed securities	2,224	1.45	5,683	1.37	903	1.42	15,940	1.72	24,750	1.61
State and political subdivisions	3,049	1.52	9,465	1.61	4,136	1.69	-	-	16,650	1.62
U.S. treasuries	987	0.97	4,598	1.10	-	-	-	-	5,585	1.08
Corporate debt securities	-	-	-	-	5,148	3.36	-	-	5,148	3.36
Total	$6,267	1.41%	$19,746	1.42%	$10,187	2.50%	$15,940	1.72%	$52,140	1.73%
Percentage of total	12.02%		37.87%		19.54%		30.57%		100.00%

*Yield is on a taxable-equivalent basis using 21% tax rate

Provision for Credit Losses

For the three months ended March 31, 2026 compared to the three months ended March 31, 2025, there was no provision for credit losses.

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

For the three months ended March 31, 2026, and 2025, all of our income before income taxes was generated from domestic operations. We do not currently have exposure to foreign tax jurisdictions; as such, our jurisdictional tax mix remains concentrated within the United States and specific state jurisdictions, primarily Oklahoma.

Our provision for income taxes was $3.8 million for the three months ended March 31, 2026, compared to $3.4 million for 2025. This resulted in an effective tax rate of 24.11% in 2026, compared to 24.63% in 2025. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the effect of state income taxes (net of federal benefit) and nondeductible expenses. The year-over-year rate change was primarily driven by the impact of Oklahoma state taxes and certain nondeductible reconciling items. Cash taxes paid was $0 for the three months ended March 31, 2026, and March 31, 2025, reflecting our domestic jurisdictional profile and the timing of estimated tax payments.

Noninterest Income

The following tables set forth the major components of our noninterest income for the periods indicated:

	For the Three Months Ended
	March 31,
	2026	2025	$ Increase	% Increase
			(Decrease)	(Decrease)
	(Dollars in thousands)
Noninterest income:
Mortgage lending income	$375	$93	$282	303.23%
Service charges on deposit accounts	249	218	31	14.22%
Other income and fees	1,342	1,446	(104)	-7.19%
Total noninterest income	$1,966	$1,757	$209	11.90%

Noninterest income for the three months ended March 31, 2026 was $2.0 million compared to $1.8 million for the same period in 2025, an increase of $0.2 million, or 11.9%.

Noninterest Expense

The following tables set forth the major components of our noninterest expense for the periods indicated:

	For the Three Months Ended
	March 31,
	2026	2025	$ Increase	% Increase
			(Decrease)	(Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$6,331	$5,280	$1,051	19.91%
Furniture and equipment	342	250	92	36.80%
Occupancy	686	592	94	15.88%
Data and item processing	543	510	33	6.47%
Accounting, marketing, and legal fees	585	105	480	457.14%
Regulatory assessments	259	83	176	212.05%
Advertising and public relations	172	194	(22)	-11.34%
Travel, lodging and entertainment	71	56	15	26.79%
Other expense	1,348	1,812	(464)	-25.61%
Total noninterest expense	$10,337	$8,882	$1,455	16.38%

Noninterest expense for the three months ended March 31, 2026 was $10.3 million compared to $8.9 million for the same period in 2025, an increase of $1.5 million, or 16.4%. Salaries and employee benefits expense was $6.3 million for the three months ended March 31, 2026 compared to $5.3 million for the same period in 2025, an increase of $1.1 million, or 19.9%. The increase was primarily attributable to overall increases in compensation due to the performance of the Company and to increases necessary to effectively compete for executive and non-executive talent.

Financial Condition

The following discussion of our financial condition compares March 31, 2026 and December 31, 2025.

Total Assets

Total assets decreased $18.6 million, or 1.0%, to $1.95 billion as of March 31, 2026, compared to $1.96 billion as of December 31, 2025.

Loan Portfolio

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of March 31, 2026, and December 31, 2025, our gross loans were $1.60 billion and $1.61 billion, respectively.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of March 31, 2026 and December 31, 2025:

	As of March 31,		As of December 31,
	2026		2025
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$229,894	14.4%	$224,566	14.0%
1-4 family real estate	135,393	8.5%	126,122	7.8%
Commercial real estate - other	594,921	37.3%	587,597	36.5%
Total commercial real estate	960,208	60.2%	938,285	58.3%

Commercial & industrial	535,978	33.6%	567,280	35.2%
Agricultural	87,714	5.4%	90,908	5.7%
Consumer	12,645	0.8%	12,894	0.8%
Gross loans	1,596,545	100.0%	1,609,367	100.0%
Less: unearned income, net	(2,717)		(2,936)
Total Loans, net of unearned income	1,593,828		1,606,431
Less: Allowance for credit losses	(19,452)		(19,407)
Net loans	$1,574,376		$1,587,024

We have established internal concentration limits in the loan portfolio for CRE loans, hospitality loans, energy loans, and construction loans, among others. All loan types are within our established limits. We use underwriting guidelines to assess each borrower’s historical cash flow to determine debt service, and we further stress test the debt service under higher interest rate scenarios. Financial and performance covenants are used in commercial lending to allow us to react to a borrower’s deteriorating financial condition, should that occur. Discussion of credit risk as it relates to commercial lending, which is primarily comprised of hospitality and energy loans, is discussed under Item 1A. Risk Factors on our most recent Annual Report on Form 10-K.

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of March 31, 2026
			Due after One Year		Due after Five Years
	Due in One Year or Less		Through Five Years		Through Fifteen Years		Due after Fifteen Years
	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Total
	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Construction & development	$10,186	$126,201	$1,549	$90,531	$-	$386	$1,041	$-	$229,894
1-4 family real estate	9,289	24,735	29,161	63,797	748	5,750	1,913	-	135,393
Commercial real estate - other	30,539	54,352	53,025	405,237	136	45,894	5,738	-	594,921
Total commercial real estate	50,014	205,288	83,735	559,565	884	52,030	8,692	-	960,208

Commercial & industrial	41,170	285,890	13,926	162,792	80	31,552	568	-	535,978
Agricultural	29,873	14,872	4,800	35,218	-	1,582	1,369	-	87,714
Consumer	2,108	3	4,450	298	868	3,697	1,221	-	12,645
Gross loans	$123,165	$506,053	$106,911	$757,873	$1,832	$88,861	$11,850	$-	$1,596,545

	As of December 31, 2025
			Due after One Year		Due after Five Years
	Due in One Year or Less		Through Five Years		Through Fifteen Years		Due after Fifteen Years
	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Total
	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Construction & development	$638	$116,658	$10,497	$95,444	$-	$399	$930	$-	$224,566
1-4 family real estate	7,281	21,031	32,503	56,599	775	5,533	2,400	-	126,122
Commercial real estate - other	22,817	41,301	66,266	412,436	139	38,515	6,123	-	587,597
Total commercial real estate	30,736	178,990	109,266	564,479	914	44,447	9,453	-	938,285

Commercial & industrial	47,266	293,406	14,097	173,586	107	38,246	572	-	567,280
Agricultural	31,633	10,926	6,560	37,162	-	3,253	1,374	-	90,908
Consumer	1,747	2	4,866	258	806	3,714	1,501	-	12,894
Gross loans	$111,382	$483,324	$134,789	$775,485	$1,827	$89,660	$12,900	$-	$1,609,367

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

To determine the adequacy of the allowance, the loan portfolio is broken into segments based on loan type. Historical loss experience factors by segment, adjusted for changes in trends and conditions, are used to determine an indicated allowance for each portfolio segment. These factors are evaluated and updated based on the composition of the specific loan segment. Other considerations include volumes and trends of delinquencies, nonaccrual loans, levels of bankruptcies, criticized and classified loan trends, expected losses on real estate secured loans, new credit products and policies, economic conditions, concentrations of credit risk and the experience and abilities of our lending personnel. In addition to the segment evaluations, impaired substandard loans with a balance of $250,000 or more are individually evaluated based on facts and circumstances of the loan to determine if a specific allowance amount may be necessary. Specific allowances may also be established for loans whose outstanding balances are below the $250,000 threshold when it is determined that the risk associated with the loan differs significantly from the risk factor amounts established for its loan segment.

The allowance was $19.5 million at March 31, 2026, compared to $19.4 million at December 31, 2025.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Balance at beginning of the period	$19,407	$17,918
Provision for credit losses for loans	-	-
Charge-offs:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	-	(197)
Commercial & industrial	-	-
Agricultural	-	-
Consumer	-	(3)
Total charge-offs	-	(200)
Recoveries:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	43	-
Commercial & industrial	2	442
Agricultural	-	2
Consumer	-	-
Total recoveries	45	444
Net recoveries (charge-offs)	45	244
Balance at end of the period	$19,452	$18,162
Net recoveries (charge-offs) to average loans	0.01%	0.07%

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of March 31,		As of December 31,
	2026		2025
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,165	6.0%	$1,222	6.3%
1-4 family real estate	1,084	5.6%	964	5.0%
Commercial real estate - other	6,701	34.4%	6,855	35.3%
Commercial & industrial	9,649	49.6%	9,369	48.2%
Agricultural	490	2.5%	612	3.2%
Consumer	363	1.9%	385	2.0%
Total	$19,452	100.0%	$19,407	100.0%

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

Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. Nonperforming assets consist of nonperforming loans plus OREO. Loans accounted for on a nonaccrual basis were $9.3 million as of March 31, 2026, and $6.5 million as of December 31, 2025. OREO was $462,000, and $461,000 as of March 31, 2026, and December 31, 2025, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of March 31, 2026	As of December 31, 2025
	(Dollars in thousands)
Nonaccrual loans(1)	$9,258	$6,460
Accruing loans 90 or more days past due	17	-
Total nonperforming assets(2)	$9,275	$6,460
Ratio of nonperforming loans to total loans	0.58%	0.40%
Ratio of nonaccrual loans to total loans	0.58%	0.40%
Ratio of allowance for credit losses to total loans	1.22%	1.21%
Ratio of allowance for credit losses to nonaccrual loans	210.11%	300.42%
Ratio of nonperforming assets to total assets	0.48%	0.33%

(1)	Includes nonaccrual financial difficulty modifications of $1.1 and $0 million as of March 31, 2026 and December 31, 2025, respectively. See note 5 of the financial statements.
(2)	Excludes OREO of $462,000, and $461,000 as of March 31, 2026 and December 31, 2025, respectively, as the balances are not considered material for separate disclosure.

The following tables present an aging analysis of loans as of the dates indicated:

	As of March 31, 2026
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total past due loans	Current	Gross loans
	(Dollars in thousands)
Construction & development	$-	$8,031	$-	$-	$8,031	$221,863	$229,894
1-4 family real estate	410	-	17	17	427	134,966	135,393
Commercial real estate - other	-	-	-	-	-	594,921	594,921
Commercial & industrial	-	-	54	-	54	535,924	535,978
Agricultural	-	-	-	-	-	87,714	87,714
Consumer	-	-	-	-	-	12,645	12,645
Total	$410	$8,031	$71	$17	$8,512	$1,588,033	$1,596,545

	As of December 31, 2025
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Gross loans
	(Dollars in thousands)
Construction & development	$79	$-	$-	$-	$79	$224,487	$224,566
1-4 family real estate	47	-	-	-	47	126,075	126,122
Commercial real estate - other	-	1,423	-	-	1,423	586,174	587,597
Commercial & industrial	1,702	80	3,429	-	5,211	562,069	567,280
Agricultural	-	-	-	-	-	90,908	90,908
Consumer	30	-	-	-	30	12,864	12,894
Total	$1,858	$1,503	$3,429	$-	$6,790	$1,602,577	$1,609,367

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

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of March 31, 2026
	Pass	Watch	Special mention	Substandard	Total

	(Dollars in thousands)
Construction & development	$220,548	$-	$1,315	$8,031	$229,894
1-4 family real estate	135,376	-	-	17	135,393
Commercial real estate - other	568,480	17,943	8,436	62	594,921
Commercial & industrial	491,768	37,500	5,545	1,165	535,978
Agricultural	83,800	-	3,914	-	87,714
Consumer	12,645	-	-	-	12,645
Total	$1,512,617	$55,443	$19,210	$9,275	$1,596,545

	As of December 31, 2025
	Pass	Watch	Special mention	Substandard	Total

	(Dollars in thousands)
Construction & development	$222,688	$-	$1,323	$555	$224,566
1-4 family real estate	126,122	-	-	-	126,122
Commercial real estate - other	561,134	18,077	6,893	1,493	587,597
Commercial & industrial	505,252	37,285	18,908	5,835	567,280
Agricultural	87,129	-	3,779	-	90,908
Consumer	12,894	-	-	-	12,894
Total	$1,515,219	$55,362	$30,903	$7,883	$1,609,367

Deposits

We gather deposits primarily through our twelve branch locations and online through our website. We offer a variety of deposit products including demand deposit accounts and interest-bearing products, such as savings accounts and certificates of deposit. We put continued effort into gathering noninterest-bearing demand deposit accounts through loan production cross-selling, customer referrals, marketing efforts and various involvement with community networks. To manage liquidity and provide expanded FDIC insurance for customer funds, we participate in reciprocal deposit programs, including the Certificate of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep (“ICS”) service. These programs place customer funds into multiple accounts, each under the standard FDIC insurance maximum of $250,000, at a network of banks across the United States. We also participate in the One-Way Buy ICS service and similar services, which provide for one-way buy transactions among banks for the purpose of purchasing cost-effective floating-rate funding without collateralization or stock purchase requirements.

Of our interest-bearing deposits, some were obtained through brokered transactions. As of March 31, 2026 and December 31, 2025, brokered deposits were $135.1 million, and $205.6 million, respectively. Reciprocal deposits totaled $644.4 million and $576.5 million as of March 31, 2026 and December 31, 2025, respectively.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits were $405.8 million and $391.7 million as of March 31, 2026 and December 31, 2025, respectively, as calculated per regulatory guidance. These amounts were approximately 24.3% and 23.2% of deposits at March 31, 2026 and December 31, 2025, respectively.

Total deposits as of March 31, 2026 and December 31, 2025 were $1.67 billion and $1.70 billion, respectively. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	As of March 31,		As of December 31,
	2026		2025
	Amount	Percentage of Total	Amount	Percentage of Total

	(Dollars in thousands)
Noninterest-bearing demand	$336,801	20.2%	$341,416	20.1%
Interest-bearing transaction deposits	970,797	58.1%	1,023,325	60.2%
Savings deposits	93,328	5.6%	92,604	5.4%
Time deposits (less than $250,000)	176,096	10.5%	147,263	8.7%
Time deposits ($250,000 or more)	94,359	5.6%	96,225	5.7%
Total interest-bearing deposits	1,334,580	79.8%	1,359,417	79.9%
Total deposits	$1,671,381	100.0%	$1,700,833	100.0%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of March 31, 2026 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits (less than $250,000)	$65,574	$48,242	$57,693	$4,587	$176,096
Time deposits ($250,000 or more)	20,511	24,316	48,338	1,194	94,359
Total time deposits	$86,085	$72,558	$106,031	$5,781	$270,455

	As of December 31, 2025 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	(Dollars in thousands)
Time deposits (less than $250,000)	$56,951	$45,791	$37,766	$6,755	$147,263
Time deposits ($250,000 or more)	37,413	21,015	20,278	17,519	96,225
Total time deposits	$94,364	$66,806	$58,044	$24,274	$243,488

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

As of March 31, 2026, we had no unsecured fed funds lines with correspondent depository institutions, with no amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $218.1 million as of March 31, 2026 and $213.8 million as of December 31, 2025, and we had access to approximately $301.1 million in liquidity with the Federal Reserve Bank as of March 31, 2026 and $288.6 million as of December 31, 2025.

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

As of March 31, 2026, the FDIC categorized the Bank as “well-capitalized” under the prompt corrective action frame work.  There have been no conditions or events since March 31, 2026 that management believes would change this classification.

The table below presents our applicable capital requirements, as well as our capital ratios as of March 31, 2026 and December 31, 2025. The Company exceeded all regulatory capital requirements and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. As of March 31, 2026, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

	Actual		With Capital Conservation Buffer		Minimum to be “Well- Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2026
Total capital (to risk-weighted assets)
Company	$270,494	15.96%	$177,993	10.50%	N/A	N/A
Bank	270,454	15.96%	177,887	10.50%	$169,416	10.00%
Tier 1 capital (to risk-weighted assets)
Company	250,578	14.78%	144,090	8.50%	N/A	N/A
Bank	250,538	14.79%	144,004	8.50%	135,533	8.00%
CET 1 capital (to risk-weighted assets)
Company	250,578	14.78%	118,662	7.00%	N/A	N/A
Bank	250,538	14.79%	118,592	7.00%	110,121	6.50%
Tier 1 capital (to average assets)
Company	250,578	13.24%	N/A	N/A	N/A	N/A
Bank	250,538	13.24%	N/A	N/A	94,611	5.00%

	Actual		With Capital Conservation Buffer		Minimum to be “Well- Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2025
Total capital (to risk-weighted assets)
Company	$261,451	15.24%	$180,076	10.50%	N/A	N/A
Bank	261,411	15.25%	179,970	10.50%	$171,400	10.00%
Tier 1 capital (to risk-weighted assets)
Company	241,580	14.09%	145,776	8.50%	N/A	N/A
Bank	241,540	14.09%	145,690	8.50%	137,120	8.00%
CET 1 capital (to risk-weighted assets)
Company	241,580	14.09%	120,051	7.00%	N/A	N/A
Bank	241,540	14.09%	119,980	7.00%	111,410	6.50%
Tier 1 capital (to average assets)
Company	241,580	12.82%	N/A	N/A	N/A	N/A
Bank	241,540	12.82%	N/A	N/A	94,213	5.00%

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased $8.8 million as of March 31, 2026 to $259.8 million, compared to $251.0 million as of December 31, 2025.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of March 31, 2026, and December 31, 2025:

	Payments Due as of March 31, 2026
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total

	(Dollars in thousands)
Deposits without a stated maturity	$1,400,926	$-	$-	$-	$1,400,926
Time deposits	264,673	5,392	384	6	270,455
Operating lease commitments	592	988	368	353	2,301
Total contractual obligations	$1,666,191	$6,380	$752	$359	$1,673,682

	Payments Due as of December 31, 2025
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total

	(Dollars in thousands)
Deposits without a stated maturity	$1,457,345	$-	$-	$-	$1,457,345
Time deposits	219,214	23,893	381	-	243,488
Operating lease commitments	621	798	368	359	2,146
Total contractual obligations	$1,677,180	$24,691	$749	$359	$1,702,979

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

The following table summarizes commitments as of the dates presented.

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Commitments to extend credit	$339,863	$324,748
Standby letters of credit	16,817	19,540
Total	$356,680	$344,288

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	March 31, 2026		December 31, 2025
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+400	22.01%	21.47%	24.80%	20.66%
+300	16.55%	20.56%	19.28%	19.58%
+200	10.85%	19.57%	13.51%	18.45%
+100	4.75%	18.50%	7.41%	17.25%
Base	-1.61%	17.33%	1.06%	15.98%
-100	-6.97%	16.27%	-4.27%	14.84%
-200	-8.64%	14.92%	-6.12%	13.48%

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2026.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026. This conclusion is due to the material weaknesses in our internal control over financial reporting that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, which have not yet been fully remediated.

Changes in Internal Control over Financial Reporting

As disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025, management identified the following material weaknesses in our internal control over financial reporting:

•	Deposit operations;
•	Related party transactions;
•	Reconciliations;
•	Financial statement disclosures;
•	Segregation of duties;
•	Completeness and accuracy of information produced by the entity;
•	Information technology general controls; and
•	The control activities component of internal control.

Management is committed to the remediation of these material weaknesses. During the quarter ended March 31, 2026, we continued to implement our remediation plan, and these ongoing efforts represent a change in our internal control over financial reporting. Specific remediation activities undertaken during the quarter include:

•	Continued engagement of third-party consultants to assist in our remediation design and implementation.
•	Began redesigning and formalizing key controls related to deposit operations and the financial statement disclosure process.
•	Implemented enhanced procedures and monitoring controls for account reconciliations and the complete identification of related party transactions.
•	Initiated enhancements to our information technology general controls, including processes related to access management and change management.

The material weaknesses will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. Other than these ongoing remediation efforts, there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, the Company or the Bank is a party to claims and legal proceedings arising in the ordinary course of business. Management does not believe any present litigation or the resolution thereof will have a material adverse effect on the business, consolidated financial condition or results of operations of the Company.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 30, 2023, the Company adopted a repurchase plan that authorizes the repurchase of up to 750,000 shares of the Company’s stock. The plan was renewed by the Board of Directors on August 20, 2025. Stock repurchases under the plan will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase plan does not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under this plan will be retired subsequent to acquisition. During the three months ended March 31, 2026, there were no shares purchased under the Company’s repurchase plan.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended March 31, 2026, none of our officers or directors adopted or terminated a Rule 10b5-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined under Item 408(a) of Regulation S-K.

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

BANK7 CORP.

DATED:	May 11, 2026	By:	/s/ Thomas L. Travis
Thomas L. Travis
Vice Chairman and Chief Executive Officer

DATED:	May 11, 2026	By:	/s/ Kelly J. Harris
Kelly J. Harris
Executive Vice President and Chief Financial Officer