Form 10-Q
period 2026-06-30
Bank7 Corp.
filed 2026-08-10
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 10, 2026, the registrant had 9,525,856 shares of common stock, par value $0.01, outstanding.

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

Bank7 Corp.
Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except par value and share data)

Assets	June 30, 2026 (unaudited)	December 31, 2025

Cash and due from banks	$220,585	$244,635
Interest-bearing time deposits in other banks	1,494	10,457
Available-for-sale debt securities (amortized cost of $54,950 and $57,316 at June 30, 2026 and December 31, 2025, respectively)	51,622	54,019
Loans, net of allowance for credit losses of $19,512 and $19,407 at June 30, 2026 and December 31, 2025, respectively	1,577,838	1,587,024
Loans held for sale	5,156	2,078
Premises and equipment, net	25,897	21,884
Nonmarketable equity securities	1,183	1,165
Core deposit intangibles	690	752
Goodwill	11,208	11,208
Interest receivable and other assets	18,654	30,418

Total assets	$1,914,327	$1,963,640

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$329,240	$341,416
Interest-bearing	1,308,563	1,359,417

Total deposits	1,637,803	1,700,833

Income taxes payable	839	594
Interest payable and other liabilities	9,379	11,218

Total liabilities	1,648,021	1,712,645

Shareholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding: 9,519,335 and 9,462,656 at June 30, 2026 and December 31, 2025, respectively	95	95
Additional paid-in capital	103,865	103,739
Retained earnings	164,919	149,707
Accumulated other comprehensive loss	(2,573)	(2,546)

Total shareholders’ equity	266,306	250,995

Total liabilities and shareholders’ equity	$1,914,327	$1,963,640

See accompanying notes to Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest Income
Loans, including fees	$28,980	$28,965	$60,592	$56,293
Interest-bearing time deposits in other banks	38	145	150	246
Debt securities, taxable	249	278	499	561
Debt securities, tax-exempt	59	63	119	126
Other interest and dividend income	1,601	2,330	3,350	4,997

Total interest income	30,927	31,781	64,710	62,223

Interest Expense
Deposits	9,022	10,043	18,613	19,643

Total interest expense	9,022	10,043	18,613	19,643

Net Interest Income	21,905	21,738	46,097	42,580

Provision for Credit Losses	-	-	-	-

Net Interest Income After Provision for Credit Losses	21,905	21,738	46,097	42,580

Noninterest Income
Mortgage lending income	476	520	851	610
Service charges on deposit accounts	215	232	464	450
Other	311	1,949	1,653	3,396

Total noninterest income	1,002	2,701	2,968	4,456

Noninterest Expense
Salaries and employee benefits	6,196	5,721	12,527	11,000
Furniture and equipment	422	361	763	612
Occupancy	724	630	1,410	1,222
Data and item processing	546	590	1,089	1,100
Accounting, marketing and legal fees	437	158	1,022	263
Regulatory assessments	259	213	518	297
Advertising and public relations	98	223	270	417
Travel, lodging and entertainment	104	121	174	177
Other	3,106	1,715	4,456	3,528

Total noninterest expense	11,892	9,732	22,229	18,616

Income Before Taxes	11,015	14,707	26,836	28,420
Income tax expense	2,669	3,602	6,484	6,979
Net Income	$8,346	$11,105	$20,352	$21,441

Earnings per common share - basic	$0.88	$1.18	$2.14	$2.27
Earnings per common share - diluted	0.87	1.16	2.12	2.25
Weighted average common shares outstanding - basic	9,519,335	9,449,152	9,505,283	9,435,414
Weighted average common shares outstanding - diluted	9,604,143	9,545,128	9,600,421	9,548,583

Other Comprehensive Income (Loss)
Unrealized (losses) gains on securities, net of tax expense of $50 and $189 for the three months ended June 30, 2026 and 2025, respectively; net of tax (benefit) expense of ($5) and $419 for the six months ended June 30, 2026 and 2025, respectively	$114	$587	$(27)	$1,229
Other comprehensive income (loss)	$114	$587	$(27)	$1,229
Comprehensive Income	$8,460	$11,692	$20,325	$22,670

See accompanying notes to Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common Stock (Shares)
Balance at beginning of period	9,519,335	9,448,237	9,462,656	9,390,211
Exercise of employee stock options	-	1,000	2,500	8,063
Shares issued for restricted stock units	-	125	80,925	74,463
Shares acquired and retired	-	(43)	(26,746)	(23,418)
Balance at end of period	9,519,335	9,449,319	9,519,335	9,449,319

Common Stock (Amount)
Balance at beginning of period	$95	$94	$95	$94
Net shares purchased and retired for restricted stock units and issued for stock options	-	-	-	-
Balance at end of period	$95	$94	$95	$94

Additional Paid-in Capital
Balance at beginning of period	$103,270	$101,546	$103,739	$101,809
Shares purchased and retired for restricted stock units	-	(2)	(1,175)	(1,017)
Exercise of stock options	-	15	48	115
Stock-based compensation expense	595	762	1,253	1,414
Balance at end of period	$103,865	$102,321	$103,865	$102,321

Retained Earnings
Balance at beginning of period	$159,143	$124,349	$149,707	$116,281
Net income	8,346	11,105	20,352	21,441
Cash dividends declared ($0.27 and $0.24 per share for the three months ended June 30, 2026 and 2025, respectively; $0.54 and $0.48 per share for the six months ended June 30, 2026 and 2025, respectively)	(2,570)	(2,268)	(5,140)	(4,536)
Balance at end of period	$164,919	$133,186	$164,919	$133,186

Accumulated Other Comprehensive Loss
Balance at beginning of period	$(2,687)	$(4,329)	$(2,546)	$(4,971)
Comprehensive (loss) income	114	587	(27)	1,229
Balance at end of period	$(2,573)	$(3,742)	$(2,573)	$(3,742)

Total Shareholders’ equity	$266,306	$231,859	$266,306	$231,859

See accompanying notes to Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2026	2025

Operating Activities
Net income	$20,352	$21,441
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	580	540
Amortization of premiums on securities	76	110
Gain on sales of loans held for sale	(851)	(610)
Stock-based compensation expense	1,253	1,414
Gain on sale of premises and equipment	(33)	-
Cash receipts from the sale of loans originated for sale	38,480	24,185
Cash disbursements for loans originated for sale	(40,707)	(26,116)
Deferred income tax expense	101	384
Loss on disposition of oil and gas assets	2,084	-
Changes in
Interest receivable and other assets	4,117	(111)
Interest payable and other liabilities	(1,309)	(789)

Net cash provided by operating activities	24,143	20,448

Investing Activities
Net cash paid for acquisition	-	(2,750)
Proceeds from sale of oil and gas assets	5,164	-
Maturities of interest-bearing time deposits in other banks	8,963	4,972
Purchases of interest-bearing time deposits in other banks	-	(12,441)
Maturities, prepayments and calls of available-for-sale debt securities	2,289	4,315
Purchases of available-for-sale debt securities	-	(40)
Net change in loans	9,189	(99,803)
Purchases of premises and equipment	(4,538)	(3,442)
Proceeds from sale of premises and equipment	40	-
Proceeds from sale of nonmarketable equity securities	(18)	141

Net cash provided by (used in) investing activities	21,089	(109,048)

Financing Activities
Net change in deposits	(63,030)	78,667
Cash dividends paid	(5,125)	(4,522)
Shares purchased and retired for restricted stock units	(1,175)	(1,017)
Net settlement of stock options	48	115

Net cash (used in) provided by financing activities	(69,282)	73,243

Net Decrease in Cash and Due from Banks	(24,050)	(15,357)

Cash and Due from Banks, Beginning of Period	244,635	234,196

Cash and Due from Banks, End of Period	$220,585	$218,839

Supplemental Disclosure of Cash Flows Information
Interest paid	$18,593	$19,797
Income taxes paid	$6,138	$7,239
Dividends declared and not paid	$2,570	$2,268

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, the Bank and its wholly-owned subsidiaries: First American Mortgage, LLC, which provides residential mortgage lending services, 1039 NW 63rd, LLC, which holds real estate utilized by the Bank, and, through the date of its dissolution in the second quarter of 2026, Giddings Production, LLC, which was engaged in the production of oil, natural gas and natural gas liquid (“NGL”) reserves in Texas. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Subsequent Events

On July 1, 2026, the Company entered into a Stock Purchase Agreement with a court-appointed receiver to serve as a “stalking horse” bidder to acquire approximately 71% of the outstanding shares of Century Financial Services Corporation for a cash purchase price of $68.0 million.

The proposed transaction is subject to a court-supervised auction process, the receipt of higher and better offers, court approval, and all required regulatory approvals, including approval from the Board of Governors of the Federal Reserve System. In connection with the agreement, the Company subsequently funded a required good-faith deposit of $7.3 million, which will be credited to the purchase price if the Company is the successful bidder. The agreement also provides that a break-up fee of $2.0 million will be payable to the Company if it is not selected as the successful bidder in the auction, among other specified circumstances.

Due to the competitive bidding procedures and the contingent nature of the receivership proceeding, there can be no assurance that the Company will be the successful bidder or that the transaction will be consummated.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 2: Recent Events, Including Mergers and Acquisitions

Acquisition and Disposition of Oil and Natural Gas Properties

On October 31, 2023, the Company entered into an asset purchase and sale agreement, effective September 1, 2023, to acquire proved oil and natural gas properties from HB2 Origination, LLC for a total purchase price of $15.1 million, after closing adjustments.

On April 10, 2026, the Company completed the sale of these proved oil and natural gas properties for a base purchase price of $5.2 million. The transaction had an effective date of April 1, 2026. After customary closing adjustments, the Company received net cash proceeds of $5.2 million. At the time of the sale, the assets had a remaining net book value of $7.8 million. In connection with the sale, the purchaser assumed the associated asset retirement obligations of $0.3 million, which, along with miscellaneous adjustments of $0.2 million, resulted in a recognized pre-tax loss of $2.1 million during the second quarter of 2026. The disposition did not represent a strategic shift that will have a major effect on the Company’s operations and financial results. As such, the transaction did not qualify for discontinued operations reporting, and the loss on sale, along with the historical results of the oil and gas operations, are included within continuing operations.

Following the sale, the Company had no oil and gas assets or related asset retirement obligations remaining on its consolidated balance sheets as of June 30, 2026. For comparison, the Company had oil and gas assets and related receivables included in interest receivable and other assets on the consolidated balance sheets of $8.9 million, and asset retirement obligations and oil and gas related liabilities included in interest payable and other liabilities of $0.8 million as of December 31, 2025.

The Company had oil and gas related revenues included in “Other” noninterest income on the consolidated statements of comprehensive income of $0 and $0.9 million for the three and six months ended June 30, 2026, respectively, compared to $1.6 million and $2.7 million for the three and six months ended June 30, 2025.

The Company had oil and gas related expenses included in “Other” noninterest expense on the consolidated statements of comprehensive income of $2.0 million and $2.6 million for the three and six months ended June 30, 2026, respectively, compared to $0.9 million and $2.0 million for the three and six months ended June 30, 2025. The oil and gas related expenses for the three and six months ended June 30, 2026, include the $2.1 million pre-tax loss recognized on the sale of the assets.

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

The following table shows the computation of basic and diluted earnings per share:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2026	2025	2026	2025
(Dollars in thousands, except share and per share amounts)
Numerator
Net income	$8,346	$11,105	$20,352	$21,441

Denominator
Weighted-average shares outstanding for basic earnings per share	9,519,335	9,449,152	9,505,283	9,435,414
Dilutive effect of stock compensation(1)	84,808	95,976	95,138	113,169
Denominator for diluted earnings per share	9,604,143	9,545,128	9,600,421	9,548,583

Earnings per common share
Basic	$0.88	$1.18	$2.14	$2.27
Diluted	$0.87	$1.16	$2.12	$2.25

(1) The following have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented: Restricted stock units of 0 and 64,992 for the three month periods ended June 30, 2026 and 2025, respectively, and 0 and 64,992 for the six month periods ended June 30, 2026 and 2025, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 4: Debt Securities

The following table summarizes the amortized cost and fair value of debt securities available-for-sale at June 30, 2026 and December 31, 2025 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale as of June 30, 2026
Mortgage-backed securities(1)(2)	26,043	-	(1,973)	24,070
State and political subdivisions	17,400	-	(666)	16,734
U.S. treasuries	6,007	-	(423)	5,584
Corporate debt securities	5,500	-	(266)	5,234
Total available-for-sale	54,950	-	(3,328)	51,622
Total debt securities	$54,950	$-	$(3,328)	$51,622

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale as of December 31, 2025
U.S. federal agencies	$21	$-	$-	$21
Mortgage-backed securities(1)(2)	27,311	-	(1,879)	25,432
State and political subdivisions	18,473	-	(699)	17,774
U.S. treasuries	6,011	-	(403)	5,608
Corporate debt securities	5,500	-	(316)	5,184
Total available-for-sale	57,316	-	(3,297)	54,019
Total debt securities	$57,316	$-	$(3,297)	$54,019

(1) All mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities.
(2) Included in amortized cost of mortgage-backed securities is $17.95 million and $19.09 million of residential mortgage-backed securities and $8.10 million and $8.22 million of commercial mortgage-backed securities as of June 30, 2026 and December 31, 2025, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The amortized cost and estimated fair value of investment securities at June 30, 2026 and December 31, 2025, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of June 30, 2026
Due in one year or less	$4,204	$4,183
Due after one year through five years	15,324	14,512
Due after five years through ten years	9,379	8,857
Due after ten years	-	-
Mortgage-backed securities	26,043	24,070
Total available-for-sale	$54,950	$51,622

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of December 31, 2025
Due in one year or less	$4,941	$4,889
Due after one year through five years	13,920	13,274
Due after five years through ten years	11,144	10,424
Due after ten years	-	-
Mortgage-backed securities	27,311	25,432
Total available-for-sale	$57,316	$54,019

There were no holdings of securities of issuers in an amount greater than 10% of stockholders’ equity at June 30, 2026.

The following table presents a summary of realized gains and losses from the sale, prepayment and call of debt securities for the three and six months ended June 30, 2026 and June 30, 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)
Proceeds from sales, maturities, prepayments and calls	$645	$3,170	$2,289	$4,315

Gross realized gains on sales, prepayments and calls	-	-	-	-
Gross realized losses on sales, prepayments and calls	-	-	-	-
Total realized (losses), net	$-	$-	$-	$-

The following table details book value of pledged securities as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025

Book value of pledged securities	$17,026	$17,288

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table details gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2026 and December 31, 2025. As of June 30, 2026, the Company had the ability and intent to hold the debt securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased or acquired. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statements of comprehensive income. As of June 30, 2026 and December 31, 2025, there was no allowance for credit losses recorded related to investment securities.

	Number of Investments	Less than Twelve Months		Twelve Months or Longer		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

(in thousands)
Available-for-sale as of June 30, 2026
U.S. federal agencies	-	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	23	-	-	24,070	(1,973)	24,070	(1,973)
State and political subdivisions(1)	52	75	-	16,159	(666)	16,234	(666)
U.S. treasuries	6	-	-	5,584	(423)	5,584	(423)
Corporate debt securities(2)	4	-	-	5,234	(266)	5,234	(266)
Total available-for-sale	85	$75	$-	$51,047	$(3,328)	$51,122	$(3,328)

	Number of Investments	Less than Twelve Months		Twelve Months or Longer		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

(in thousands)
Available-for-sale as of December 31, 2025
U.S. federal agencies	1	$-	$-	$2	$-	$2	$-
Mortgage-backed securities	23	-	-	25,432	(1,879)	25,432	(1,879)
State and political subdivisions(1)	54	-	-	17,201	(699)	17,201	(699)
U.S. treasuries	6	-	-	5,608	(403)	5,608	(403)
Corporate debt securities(2)	4	-	-	5,184	(316)	5,184	(316)
Total available-for-sale	88	$-	$-	$53,427	$(3,297)	$53,427	$(3,297)

(1) The state and political subdivision securities, $15.28 million and $16.33 million are rated BBB+ or better and $1.45 million and $1.45 million are not rated as of June 30, 2026 and December 31, 2025, respectively.
(2) The corporate debt securities are not rated.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 5: Loans and Allowance for Credit Losses

A summary of loans at June 30, 2026 and December 31, 2025, are as follows (dollars in thousands):

	June 30, 2026	December 31, 2025

Construction & development	$235,084	$224,566
1 - 4 family real estate	136,488	126,122
Commercial real estate - other	598,777	587,597
Total commercial real estate	970,349	938,285

Commercial & industrial	543,213	567,280
Agricultural	73,975	90,908
Consumer	12,600	12,894

Gross loans	1,600,137	1,609,367

Less allowance for credit losses	(19,512)	(19,407)
Less deferred loan fees	(2,787)	(2,936)

Net loans	$1,577,838	$1,587,024

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents, by portfolio segment, the activity in the allowance for credit losses for the three months ended June 30, 2026 and 2025 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2026
Loans
Balance, beginning of period	$1,165	$1,084	$6,701	$9,649	$490	$363	$19,452
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	58	-	2	60
Net (charge-offs) recoveries	-	-	-	58	-	2	60

Provision (credit) for credit losses	38	(109)	(214)	391	(96)	(10)	-
Balance, end of period	$1,203	$975	$6,487	$10,098	$394	$355	$19,512

Unfunded Commitments
Balance, beginning of period	$106	$3	$28	$309	$15	$3	$464
Provision (credit) for credit losses	(9)	1	(5)	13	-	-	-
Balance, end of period	$97	$4	$23	$322	$15	$3	$464

Total allowance for credit losses and reserve for unfunded commitments	$1,300	$979	$6,510	$10,420	$409	$358	$19,976
Total provision (credit) for credit losses	$29	$(108)	$(219)	$404	$(96)	$(10)	$-

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2025
Loans
Balance, beginning of period	$1,330	$1,199	$7,183	$6,939	$1,004	$507	$18,162

Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	17	39	1	3	60
Net (charge-offs) recoveries	-	-	17	39	1	3	60

Provision (credit) for credit losses	(54)	(100)	203	33	(54)	(28)	-
Balance, end of period	$1,276	$1,099	$7,403	$7,011	$951	$482	$18,222

Unfunded Commitments
Balance, beginning of period	$202	$5	$4	$216	$34	$3	$464
Provision (credit) for credit losses	(2)	1	43	(50)	8	-	-
Balance, end of period	$200	$6	$47	$166	$42	$3	$464

Total allowance for credit losses and reserve for unfunded commitments	$1,476	$1,105	$7,450	$7,177	$993	$485	$18,686
Total provision (credit) for credit losses	$(56)	$(99)	$246	$(17)	$(46)	$(28)	$-

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents, by portfolio segment, the activity in the allowance for credit losses for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2026
Loans
Balance, beginning of period	$1,222	$964	$6,855	$9,369	$612	$385	$19,407
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	43	60	-	2	105
Net (charge-offs) recoveries	-	-	43	60	-	2	105

Provision (credit) for credit losses	(19)	11	(411)	669	(218)	(32)	-
Balance, end of period	$1,203	$975	$6,487	$10,098	$394	$355	$19,512

Unfunded Commitments
Balance, beginning of period	$110	$4	$35	$293	$19	$3	$464
Provision (credit) for credit losses	(13)	-	(12)	29	(4)	-	-
Balance, end of period	$97	$4	$23	$322	$15	$3	$464

Total allowance for credit losses and reserve for unfunded commitments	$1,300	$979	$6,510	$10,420	$409	$358	$19,976
Total provision (credit) for credit losses	$(32)	$11	$(423)	$698	$(222)	$(32)	$-

	Construction & Development	1 - 4 Family Real Estate	Commercial Real Estate - Other	Commercial & Industrial	Agricultural	Consumer	Total

June 30, 2025
Loans
Balance, beginning of period	$1,223	$1,313	$6,992	$6,797	$1,106	$487	$17,918
Charge-offs	-	-	(197)	-	-	(3)	(200)
Recoveries	-	-	17	480	4	3	504
Net (charge-offs) recoveries	-	-	(180)	480	4	-	304

Provision (credit) for credit losses	53	(214)	591	(266)	(159)	(5)	-
Balance, end of period	$1,276	$1,099	$7,403	$7,011	$951	$482	$18,222

Unfunded Commitments
Balance, beginning of period	$202	$6	$9	$230	$14	$3	$464
Provision (credit) for credit losses	(2)	-	38	(64)	28	-	-
Balance, end of period	$200	$6	$47	$166	$42	$3	$464

Total allowance for credit losses and reserve for unfunded commitments	$1,476	$1,105	$7,450	$7,177	$993	$485	$18,686
Total provision (credit) for credit losses	$51	$(214)	$629	$(330)	$(131)	$(5)	$-

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

The Company evaluates the definitions of loan grades and the allowance for credit losses methodology on an ongoing basis.  No changes were made to either during the period ended June 30, 2026.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables presents the amortized cost of the Company’s loan portfolio by year of origination based on internal rating category as of June 30, 2026 and December 31, 2025, respectively (dollars in thousands).

As of June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development
Grade
1 (Pass)	$66,450	$100,755	$52,616	$3,966	$813	$420	$7,098	$232,118
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	2,889	-	-	-	-	77	-	2,966
Total construction & development	69,339	100,755	52,616	3,966	813	497	7,098	235,084
1 - 4 family real estate
Grade
1 (Pass)	53,657	30,706	26,987	10,823	4,774	6,617	2,924	136,488
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total 1 - 4 family real estate	53,657	30,706	26,987	10,823	4,774	6,617	2,924	136,488
Commercial real estate - other
Grade
1 (Pass)	104,943	229,214	81,753	62,835	76,347	16,564	856	572,512
2 (Watch)	-	-	-	17,814	-	-	-	17,814
3 (Special Mention)	-	-	6,862	-	-	-	-	6,862
4 (Substandard)	-	-	-	1,535	-	54	-	1,589
Total commercial real estate - other	104,943	229,214	88,615	82,184	76,347	16,618	856	598,777
Commercial and industrial
Grade
1 (Pass)	98,678	155,103	53,368	11,040	25,018	7,220	147,668	498,095
2 (Watch)	-	-	-	-	-	-	38,500	38,500
3 (Special Mention)	5,011	-	-	-	-	-	-	5,011
4 (Substandard)	-	1,075	-	532	-	-	-	1,607
Total commercial and industrial	103,689	156,178	53,368	11,572	25,018	7,220	186,168	543,213
Agricultural
Grade
1 (Pass)	9,881	18,594	13,433	2,827	3,015	6,279	17,005	71,034
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	1,979	-	142	-	-	-	820	2,941
Total agricultural	11,860	18,594	13,575	2,827	3,015	6,279	17,825	73,975
Consumer
Grade
1 (Pass)	2,943	2,774	1,724	553	201	2,470	1,935	12,600
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total consumer	2,943	2,774	1,724	553	201	2,470	1,935	12,600

Total loans	$346,431	$538,221	$236,885	$111,925	$110,168	$39,701	$216,806	$1,600,137

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development
Grade
1 (Pass)	$130,881	$72,299	$6,397	$823	$400	$181	$11,707	$222,688
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	1,323	-	-	-	-	-	1,323
4 (Substandard)	555	-	-	-	-	-	-	555
Total construction & development	131,436	73,622	6,397	823	400	181	11,707	224,566
1 - 4 family real estate
Grade
1 (Pass)	54,582	31,454	20,341	6,561	5,202	4,808	3,174	126,122
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total 1 - 4 family real estate	54,582	31,454	20,341	6,561	5,202	4,808	3,174	126,122
Commercial real estate - other
Grade
1 (Pass)	253,967	94,375	97,115	91,061	16,978	7,215	423	561,134
2 (Watch)	-	-	18,077	-	-	-	-	18,077
3 (Special Mention)	-	6,893	-	-	-	-	-	6,893
4 (Substandard)	1,423	-	-	-	-	70	-	1,493
Total commercial real estate - other	255,390	101,268	115,192	91,061	16,978	7,285	423	587,597
Commercial and industrial
Grade
1 (Pass)	272,946	62,009	19,177	27,798	3,208	4,605	115,509	505,252
2 (Watch)	-	-	-	-	-	-	37,285	37,285
3 (Special Mention)	18,128	655	-	-	-	-	125	18,908
4 (Substandard)	2,384	3,429	-	-	-	22	-	5,835
Total commercial and industrial	293,458	66,093	19,177	27,798	3,208	4,627	152,919	567,280
Agricultural
Grade
1 (Pass)	33,761	17,078	4,757	4,146	5,493	1,751	20,143	87,129
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	2,280	32	-	-	282	-	1,185	3,779
4 (Substandard)	-	-	-	-	-	-	-	-
Total agricultural	36,041	17,110	4,757	4,146	5,775	1,751	21,328	90,908
Consumer
Grade
1 (Pass)	4,548	2,188	857	371	995	1,957	1,978	12,894
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total consumer	4,548	2,188	857	371	995	1,957	1,978	12,894

Total loans	$775,455	$291,735	$166,721	$130,760	$32,558	$20,609	$191,529	$1,609,367

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
There were no charge-offs for the six months ended June 30, 2026.

The following tables presents the gross charge-offs of the Company’s loan portfolio by year of origination based on internal rating category for the six months ended June 30, 2025 (dollars in thousands).

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Aged Analysis of Past Due Loans Receivable

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	Past Due
	30–59 Days	60–89 Days	Greater than 90 Days	Total	Current	Total Loans	Total Loans > 90 Days & Accruing

June 30, 2026
Construction & development	$-	$77	$-	$77	$235,007	$235,084	$-
1 - 4 family real estate	-	38	-	38	136,450	136,488	-
Commercial real estate - other	6,862	-	-	6,862	591,915	598,777	-
Commercial & industrial	532	-	-	532	542,681	543,213	-
Agricultural	-	-	-	-	73,975	73,975	-
Consumer	-	-	-	-	12,600	12,600	-

Total	$7,394	$115	$-	$7,509	$1,592,628	$1,600,137	$-

December 31, 2025
Construction & development	$79	$-	$-	$79	$224,487	$224,566	$-
1 - 4 family real estate	47	-	-	47	126,075	126,122	-
Commercial real estate - other	-	1,423	-	1,423	586,174	587,597	-
Commercial & industrial	1,702	80	3,429	5,211	562,069	567,280	-
Agricultural	-	-	-	-	90,908	90,908	-
Consumer	30	-	-	30	12,864	12,894	-

Total	$1,858	$1,503	$3,429	$6,790	$1,602,577	$1,609,367	$-

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonaccrual Loans

The following table presents information regarding nonaccrual loans as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	With an Allowance	No Allowance	Total Non- Accrual Loans	Related Allowance
June 30, 2026
Construction & development	$-	$2,889	$2,889	$-
1 - 4 family real estate	-	-	-	-
Commercial real estate - other	-	1,588	1,588	-
Commercial & industrial	1,577	30	1,607	296
Agricultural	-	211	211	-
Consumer	-	-	-	-

Total	$1,577	$4,718	$6,295	$296

	With an Allowance	No Allowance	Total Non- Accrual Loans	Related Allowance
December 31, 2025
Construction & development	$-	$555	$555	$-
1 - 4 family real estate	-	-	-	-
Commercial real estate - other	-	70	70	-
Commercial & industrial	623	5,212	5,835	255
Agricultural	-	-	-	-
Consumer	-	-	-	-

Total	$623	$5,837	$6,460	$255

Interest income recognized on the nonaccrual loans for the three and six months ended June 30, 2026, and 2025 was considered immaterial.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the three months ended June 30, 2026 and June 30, 2025, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent.  At a minimum, the estimated value of the collateral for loan equals the current book value.

The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows (dollars in thousands):

	Collateral Type
	Real Estate	Business Assets	Total	Specific Allocation

June 30, 2026
Construction & development	$2,965	$-	$2,965	$-
1 - 4 family real estate	-	-	-	-
Commercial real estate - other	1,589	-	1,589	-
Commercial & industrial	-	1,607	1,607	296
Agricultural	1,779	1,163	2,942	-
Consumer	-	-	-	-

Total	$6,333	$2,770	$9,103	$296

	Collateral Type
	Real Estate	Business Assets	Total	Specific Allocation

December 31, 2025
Construction & development	$555	$-	$555	$-
1 - 4 family real estate	-	-	-	-
Commercial real estate - other	1,492	-	1,492	-
Commercial & industrial	-	5,770	5,770	200
Agricultural	-	-	-	-
Consumer	-	-	-	-

Total	$2,047	$5,770	$7,817	$200

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

During the three months ended June 30, 2026, the Company modified no loans to borrowers experiencing financial difficulty.

During the three months ended June 30, 2025, the Company modified two loans for borrowers experiencing financial difficulty. One of these modifications involved a construction and development loan that received a term extension, and the other involved a commercial real estate loan that received a term extension and a payment delay. As of June 30, 2025, the period-end amortized cost basis of these modified loans was as follows:

•
The modified construction and development loan had an amortized cost basis of $1.3 million, received a term extension of 3 months and represented 0.7% of the total construction and development loan portfolio.

•
The modified commercial real estate loan had an amortized cost basis of $2.7 million, received a term extension of 7 months and a payment delay of 7 months, and represented 0.5% of the total commercial real estate loan portfolio.

During the six months ended June 30, 2026, the Company modified four loans for borrowers experiencing financial difficulty. Two of these modifications were related to a single borrower relationship and consisted of one construction and development loan and one commercial and industrial loan, both of which received a term extension. The remaining two modifications involved one commercial real estate loan and one commercial and industrial loan, both of which received a term extension. As of June 30, 2026, the period-end amortized cost basis of these modified loans was as follows:

•
The modified construction and development loan had an amortized cost basis of $1.3 million, received a term extension of 36 months, and represented 0.6% of the total construction and development loan portfolio.

•	The modified commercial real estate loan had an amortized cost basis of $2.1 million, received a term extension of ten months, and represented 0.4% of the total commercial real estate loan portfolio.

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

During the six months ended June 30, 2025, the Company modified eight loans for borrowers experiencing financial difficulty. Six of these modifications were related to a single borrower relationship and consisted of one construction and development loan and five commercial and industrial loans, all of which received term extensions. The remaining two modifications involved one commercial real estate loan and one commercial and industrial loan, both of which received a term extension and a payment delay. As of June 30, 2025, the period-end amortized cost basis of these modified loans was as follows:

•
The modified construction and development loan had an amortized cost basis of $1.3 million, received a term extension of 3 months and represented 0.7% of the total construction and development loan portfolio.

•
The modified commercial real estate loan had an amortized cost basis of $2.7 million, received a term extension of 7 months and a payment delay of 7 months, and represented 0.5% of the total commercial real estate loan portfolio.

•
The modified commercial and industrial loans consisted of five loans that had a combined amortized cost basis of $0.8 million that received a weighted-average term extension of 38 months, and one loan that had an amortized cost basis of $3.5 million that received a term extension of 24 months and a payment delay of 24 months. Combined, these modifications represented 0.8% of the total commercial and industrial loan portfolio.

The Company closely monitors the performance of loans modified for borrowers experiencing financial difficulty. There were no loans modified for borrowers experiencing financial difficulty that subsequently defaulted during the 12-month period ended June 30, 2026.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 6: Shareholders’ Equity

On October 26, 2023, the Company adopted a Repurchase Plan (the “Plan”) authorizing the repurchase of up to 750,000 shares of the Company’s stock. On August 20, 2025, the Board of Directors approved the renewal of the Plan. Stock repurchases under the Plan take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. The Plan may be suspended or discontinued at any time. There were no share repurchases under the Plan during the period ending June 30, 2026.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I, and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of June 30, 2026, that the Company and Bank meet all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of June 30, 2026, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company’s and Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirements		With Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2026
Total capital to risk-weighted assets
Company	$276,957	16.35%	$135,507	8.00%	$177,853	10.50%	N/A	N/A
Bank	276,917	16.36%	135,426	8.00%	177,747	10.50%	$169,283	10.00%
Tier I capital to risk-weighted assets
Company	256,981	15.17%	101,630	6.00%	143,976	8.50%	N/A	N/A
Bank	256,941	15.18%	101,570	6.00%	143,890	8.50%	135,426	8.00%
Common equity tier I capital to risk-weighted assets
Company	256,981	15.17%	76,223	4.50%	118,569	7.00%	N/A	N/A
Bank	256,941	15.18%	76,177	4.50%	118,498	7.00%	110,034	6.50%
Tier I capital to average assets
Company	256,981	13.88%	74,056	4.00%	N/A	N/A	N/A	N/A
Bank	256,941	13.88%	74,056	4.00%	N/A	N/A	92,570	5.00%

As of December 31, 2025
Total capital to risk-weighted assets
Company	$261,451	15.24%	$137,201	8.00%	$180,076	10.50%	N/A	N/A
Bank	261,411	15.25%	137,120	8.00%	179,970	10.50%	$171,400	10.00%
Tier I capital to risk-weighted assets
Company	241,580	14.09%	102,901	6.00%	145,776	8.50%	N/A	N/A
Bank	241,540	14.09%	102,840	6.00%	145,690	8.50%	137,120	8.00%
Common equity tier I capital to risk-weighted assets
Company	241,580	14.09%	77,175	4.50%	120,051	7.00%	N/A	N/A
Bank	241,540	14.09%	77,130	4.50%	119,980	7.00%	111,410	6.50%
Tier I capital to average assets
Company	241,580	12.82%	75,370	4.00%	N/A	N/A	N/A	N/A
Bank	241,540	12.82%	75,370	4.00%	N/A	N/A	94,213	5.00%

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

As of June 30, 2026, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At June 30, 2026, approximately $89.9 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 7: Related-Party Transactions

At June 30, 2026 and December 31, 2025, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties) in the amount of $9.9 million and $10.5 million, respectively. A summary of these loans is as follows (dollars in thousands):

	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period

For the six months ended June 30, 2026	$10,451	$-	$(568)	$9,883
Year ended December 31, 2025	$10,846	$544	$(939)	$10,451

The Company holds deposits from related parties, including directors, executive officers, and their related interests. Related party deposits totaled $63.6 million and $66.6 million as of June 30, 2026, and December 31, 2025, respectively. These deposit balances represented 23.87% and 26.55% of total stockholders’ equity at June 30, 2026 and December 31, 2025, respectively. All such deposits were made in the ordinary course of business on substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with other persons.

The Bank leases office and retail banking space in Oklahoma City and Woodward, Oklahoma from Central Park on Lincoln, LLC and Haines Realty Investments Company, LLC, respectively, both related parties of the Company.  Lease payments totaled $83,000 and $82,000 for the three months ended June 30, 2026 and 2025, respectively and $165,000 and $163,000 for the six months ended June 30, 2026 and 2025, respectively. In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 8: Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to the maximum legal limit with the Company matching up to 5% of the employee’s salary. Employer contributions charged to expense for the three months ended June 30, 2026 and 2025 totaled $143,000 and $133,000, respectively. Employer contributions charged to expense for the six months ended June 30, 2026 and 2025 totaled $272,000 and $249,000, respectively.

Stock-Based Compensation

The Company adopted the Bank7 Corp. 2018 Equity Incentive Plan (the “Incentive Plan”) in September 2018. The Incentive Plan permits the grant of restricted stock units and nonqualified incentive stock options.  The Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Incentive Plan for the three months ended June 30, 2026 and 2025 totaled $595,000 and $762,000, respectively. Compensation expense related to the Incentive Plan for the six months ended June 30, 2026 and 2025 totaled $1.3 million and $1.4 million, respectively. There were 719,581 shares available for future grants as of June 30, 2026.

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

The following table is a summary of the stock option activity under the Bank7 Corp. 2018 Equity Incentive Plan (dollar amounts in thousands, except share and per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Six Months Ended June 30, 2026
Outstanding at December 31, 2025	66,375	$16.96
Options granted	-	-
Options exercised	(2,500)	19.00
Options forfeited	-	-
Outstanding at June 30, 2026	63,875	16.88	3.51	$2,048,600
Exercisable at June 30, 2026	63,375	$16.81	3.49	$2,036,625

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Six Months Ended June 30, 2025
Outstanding at December 31, 2024	75,688	$16.79
Options granted	-	-
Options exercised	(8,063)	14.31
Options forfeited	-	-
Outstanding at June 30, 2025	67,625	17.09	4.51	$1,673,340
Exercisable at June 30, 2025	65,875	$16.90	4.44	$1,642,470

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

There were no new grants for the six months ended June 30, 2026 and 2025.

The following table summarizes share information about RSUs for the six months ended June 30, 2026 and 2025:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Six Months Ended June 30, 2026
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

As of June 30, 2026, there was approximately $5.1 million of unrecognized compensation expense related to 168,296 unvested RSUs and $5,000 of unrecognized compensation expense related to 63,875 unvested and/or unexercised stock options. The RSU expense is expected to be recognized over a weighted average period of 3.58 years, the stock option expense is expected to be recognized over a weighted average period of 0.32 years.

As of June 30, 2025, there was approximately $6.3 million of unrecognized compensation expense related to 231,365 unvested RSUs and $11,000 of unrecognized compensation expense related to 67,625 unvested and/or unexercised stock options. The RSU expense is expected to be recognized over a weighted average period of 1.15 years, the stock option expense is expected to be recognized over a weighted average period of 3.00 years.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2026 and December 31, 2025 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2026
Collateral-dependent loans	$1,281	$-	$-	$1,281

December 31, 2025
Collateral-dependent loans	$369	$-	$-	$369

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2026 and December 31, 2025 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs
June 30, 2026
Collateral-dependent loans	$1,281	Estimated cash to be received pending liquidation of collateral	Estimated cost to sell

December 31, 2025
Collateral-dependent loans	$369	Estimated cash to be received pending liquidation of collateral	Estimated cost to sell

The following table presents estimated fair values of the Company’s financial instruments not recorded at fair value at June 30, 2026 and December 31, 2025 (dollars in thousands):

	Carrying Amount	Fair Value Measurements
		Level 1	Level 2	Level 3	Total
June 30, 2026

Financial Assets
Cash and due from banks	$220,585	$220,585	$-	$-	$220,585
Interest-bearing time deposits in other banks	1,494	-	1,494	-	1,494
Loans, net	1,577,838	-	1,595,583	1,281	1,596,864
Loans held for sale	5,156	-	5,156	-	5,156
Nonmarketable equity securities	1,183	-	1,183	-	1,183
Interest receivable	8,485	-	8,485	-	8,485

Financial Liabilities
Deposits	$1,637,803	$-	$1,637,115	$-	$1,637,115
Interest payable	1,142	-	1,142	-	1,142

December 31, 2025

Financial Assets
Cash and due from banks	$244,635	$244,635	$-	$-	$244,635
Interest-bearing time deposits in other banks	10,457	-	10,457	-	10,457
Loans, net	1,587,024	-	1,605,518	369	1,605,887
Loans held for sale	2,078	-	2,078	-	2,078
Nonmarketable equity securities	1,165	-	1,165	-	1,165
Interest receivable	8,822	-	8,822	-	8,822

Financial Liabilities
Deposits	$1,700,833	$-	$1,700,646	$-	$1,700,646
Interest payable	1,122	-	1,122	-	1,122

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

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at June 30, 2026 and December 31, 2025.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 10: Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets.  The following summarizes those financial instruments with contract amounts representing credit risk as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025
Commitments to extend credit	$349,061	$324,748
Financial and performance standby letters of credit	15,218	19,540

	$364,279	$344,288

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

The reserve for unfunded loan commitments totaled $464,000 at June 30, 2026 and December 31, 2025.

Note 11: Concentrations

GAAP requires disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for credit losses are reflected in Note 5 regarding loans.

As of June 30, 2026, hospitality loans were 18.2% of gross total loans with outstanding balances of $290.9 million and unfunded commitments of $16.6 million; energy loans were 8.1% of gross total loans with outstanding balances of $130.3 million and unfunded commitments of $79.3 million.

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

Q2 2026 Overview

We reported total loans of $1.60 billion as of June 30, 2026, an increase of $100.0 million, or 6.7%, from June 30, 2025. Total deposits were $1.64 billion as of June 30, 2026, an increase of $43.7 million, or 2.7%, from June 30, 2025.

Income before taxes was $11.0 million, a decrease of $3.7 million, or 25.1%, for the three months ended June 30, 2026 as compared to income before taxes of $14.7 million for the same period in 2025. Income before taxes was $26.8 million, a decrease of $1.6 million, or 5.6%, for the six months ended June 30, 2026 as compared to income before taxes of $28.4 million for the same period in 2025.

Pre-tax return on average assets and return on average equity was 2.37% and 16.76%, respectively for the three months ended June 30, 2026, as compared to 3.27% and 25.99%, respectively, for the same period in 2025. Pre-tax return on average assets and return on average equity was 2.87% and 20.83%, respectively for the six months ended June 30, 2026, as compared to 3.24% and 25.74%, respectively, for the same period in 2025.  Our efficiency ratio for the three months ended June 30, 2026 was 52.05% as compared to 39.95% for the same period in 2025. Our efficiency ratio for the six months ended June 30, 2026 was 45.18% as compared to 39.44% for the same period in 2025. The increases in the efficiency ratios for the 2026 periods were primarily driven by the disposition of the Company’s oil and gas assets in the second quarter, which resulted in a $2.1 million pre-tax loss recorded in noninterest expense and a corresponding reduction in oil and gas related noninterest income.

Sale of Oil and Gas Assets

During the second quarter of 2026, management successfully completed its objective to maximize the loan loss recovery related to an oil and gas loan. To refresh memories, in the fourth quarter of 2023, management expended $16.5 million to acquire certain oil and gas assets. Over the holding period, the Company received cash proceeds from oil and gas sales of $15.0 million, and when that is combined with the final second quarter sale proceeds of $5.2 million, the total cash recovery of $20.2 million exceeds the initial $16.5 million cash outlay by $3.7 million. Over the holding period from the fourth quarter of 2023 through the disposition in the second quarter of 2026, these assets generated cumulative pre-tax net income of approximately $3.7 million (which includes the $2.1 million non-cash loss on sale recognized in the second quarter), which we believe is the most directly comparable GAAP measure to the non-GAAP cash summary presented below.

GAAP to Non-GAAP Reconciliation for Oil and Gas Assets (dollars in thousands):

Acquisition Date through June 30, 2026
Income before taxes	$5,783
Less: Loss on sale of oil and gas assets	(2,084)
GAAP Income before taxes	$3,699

Add back non-cash expenses:
Depletion	9,134
Amortization & accretion	81
Loss on sale of oil and gas assets	2,084
Net cash flow from operations (Non-GAAP)	$14,998

Remaining accruals to be settled	-
Add: Sales proceeds from final disposition (April 2026)	5,164
Total cash generated by asset (Non-GAAP)	$20,162

Less: Initial cash outlay for acquisition (Q4 2023)	(16,487)
Net cash returned (Non-GAAP)	$3,675

Initial cash outlay for acquisition (Q4 2023)	$(16,487)

Cash inflows:
Net cash receipts from operator statements	15,233
Sales proceeds from minor asset sales (2024)	17
Sales proceeds from final disposition (April 2026)	5,164
Total cash inflows	$20,414

Cash outflows:
Transaction costs and other adjustments	(252)
Total Cash outflows	$(252)

Net cash returned (Non-GAAP)	$3,675

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

	Net Interest Margin
	For the Three Months Ended June 30,
	2026			2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments	$184,292	$1,639	3.57%	$247,652	$2,475	4.01%
Debt securities, taxable	42,166	249	2.37	47,285	278	2.36
Debt securities, tax exempt(1)	10,975	59	2.16	12,502	63	2.02
Loans held for sale	1,998	-	-	1,987	-	-
Total loans(2)	1,588,481	28,980	7.32	1,448,924	28,965	8.02
Total interest-earning assets	1,827,912	$30,927	6.79	1,758,350	$31,781	7.25
Noninterest-earning assets	35,384			43,048
Total assets	$1,863,296			$1,801,398

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$1,003,124	$6,721	2.69%	$1,006,484	$7,676	3.06%
Time deposits	262,081	2,301	3.52	236,108	2,367	4.02
Total interest-bearing deposits	1,265,205	9,022	2.86	1,242,592	10,043	3.24
Total interest-bearing liabilities	1,265,205	9,022	2.86	1,242,592	10,043	3.24

Noninterest-bearing liabilities:
Noninterest-bearing deposits	325,384			321,351
Other noninterest-bearing liabilities	9,157			10,471
Total noninterest-bearing liabilities	334,541			331,822
Shareholders’ equity	263,550			226,984
Total liabilities and shareholders’ equity	$1,863,296			$1,801,398

Net interest income		$21,905			$21,738
Net interest spread			3.93%			4.01%
Net interest margin			4.81%			4.96%

(1)	Taxable-equivalent yield of 2.85% as of June 30, 2026, applying a 24.2% effective tax rate.
(2)	Average loan balances include monthly average nonaccrual loans of $4.7 million and $5.7 million for the three months ended June 30, 2026 and June 30, 2025, respectively.

For the second quarter of 2026 compared to the second quarter of 2025:

-	Total interest income on loans increased $0 million, or 0.1%, to $29.0 million, due to an increase in the average loan balance of $139.6 million;
-	Interest income on short-term investments decreased by $0.8 million, driven by a $63.4 million decline in average balances combined with lower yields;
-
Yields on our total interest-earning assets decreased by 46 basis points to 6.79%, which was driven predominantly by a 70 basis point decline in loan yields, and to a lesser extent, a 44 basis point decrease in yields on short-term investments; and

-	Net interest margin was 4.81% compared to 4.96%.

	Net Interest Margin
	For the Six Months Ended June 30,
	2026			2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments	$197,098	$3,500	3.58%	$242,876	$5,243	4.35%
Debt securities, taxable	42,861	499	2.35	47,957	561	2.36
Debt securities, tax exempt(1)	11,013	119	2.18	12,508	126	2.03
Loans held for sale	1,991	-	-	1,287	-	-
Total loans(2)	1,592,320	60,592	7.67	1,423,776	56,293	7.97
Total interest-earning assets	1,845,283	$64,710	7.07	1,728,404	$62,223	7.26
Noninterest-earning assets	38,323			41,511
Total assets	$1,883,606			$1,769,915

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$1,030,802	$13,944	2.73%	$981,833	$14,794	3.04%
Time deposits	263,338	4,669	3.58	236,216	4,849	4.14
Total interest-bearing deposits	1,294,140	18,613	2.90	1,218,049	19,643	3.25
Total interest-bearing liabilities	1,294,140	18,613	2.90	1,218,049	19,643	3.25

Noninterest-bearing liabilities:
Noninterest-bearing deposits	320,326			318,952
Other noninterest-bearing liabilities	9,335			10,228
Total noninterest-bearing liabilities	329,661			329,180
Shareholders’ equity	259,805			222,686
Total liabilities and shareholders’ equity	$1,883,606			$1,769,915

Net interest income		$46,097			$42,580
Net interest spread			4.17%			4.01%
Net interest margin			5.04%			4.97%
(1)	Taxable-equivalent yield of 2.87% as of June 30, 2026, applying a 24.2% effective tax rate.
(2)	Average loan balances include monthly average nonaccrual loans of $7.4 million and $6.2 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025:

-	Total interest income on loans increased $4.3 million, or 7.6%, to $60.6 million, due to an increase in the average loan balance of $168.5 million;
-	Interest income on short-term investments decreased by $1.7 million, driven by a $45.8 million decline in average balances combined with lower yields;
-
Yields on our total interest-earning assets decreased by 19 basis points to 7.07%, which was driven predominantly by a 30 basis point decline in loan yields, and to a lesser extent, a 77 basis point decrease in yields on short-term investments; and

-	Net interest margin was 5.04% compared to 4.97%.

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

	Analysis of Changes in Interest Income and Expenses
	For the Three Months Ended June 30, 2026 vs 2025
	Change due to:
	Volume(1)	Rate(1)	Interest Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$(633)	$(203)	$(836)
Debt securities	(38)	5	(33)
Total loans	2,790	(2,775)	15
Total increase (decrease) in interest income	2,119	(2,973)	(854)

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	(26)	(929)	(955)
Time deposits	260	(326)	(66)
Total interest-bearing deposits	234	(1,255)	(1,021)
Total increase (decrease) in interest expense	234	(1,255)	(1,021)

Increase (decrease) in net interest income	$1,885	$(1,718)	$167

	Analysis of Changes in Interest Income and Expenses
	For the Six Months Ended June 30, 2026 vs 2025
	Change due to:
	Volume(1)	Rate(1)	Interest Variance
	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$(988)	$(755)	$(1,743)
Debt securities	(75)	6	(69)
Total loans	6,664	(2,365)	4,299
Total increase (decrease) in interest income	5,601	(3,114)	2,487

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	738	(1,588)	(850)
Time deposits	557	(737)	(180)
Total interest-bearing deposits	1,295	(2,325)	(1,030)
Total increase (decrease) in interest expense	1,295	(2,325)	(1,030)

Increase (Decrease) in net interest income	$4,306	$(789)	$3,517

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

Weighted Average Yield of Debt Securities

The following table summarizes the maturity distribution schedule with corresponding weighted average taxable equivalent yields of the debt securities portfolio at June 30, 2026. The following table presents securities at their expected maturities, which may differ from contractual maturities. The Company manages its debt securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds:

	As of June 30, 2026
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total

	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *
Available-for-sale	(Dollars in thousands)
Mortgage-backed securities	$3,508	1.45%	$4,355	1.37%	$1,425	1.40%	$14,782	1.73%	$24,070	1.61%
State and political subdivisions	3,191	1.52	9,920	1.68	3,623	1.69	-	-	16,734	1.65
U.S. treasuries	992	0.97	4,592	1.10	-	-	-	-	5,584	1.08
Corporate debt securities	-	-	-	-	5,234	3.36	-	-	5,234	3.36
Total	$7,691	1.42%	$18,867	1.46%	$10,282	2.49%	$14,782	1.73%	$51,622	1.74%
Percentage of total	14.90%		36.55%		19.92%		28.63%		100.00%

*Yield is on a taxable-equivalent basis using 21% tax rate

Provision for Credit Losses

There was no provision for credit losses for three and six months ended June 30, 2026 and June 30, 2025.

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

For the three and six months ended June 30, 2026, and 2025, all of our income before income taxes was generated from domestic operations. We do not currently have exposure to foreign tax jurisdictions; as such, our jurisdictional tax mix remains concentrated within the United States and specific state jurisdictions, primarily Oklahoma.

Our provision for income taxes was $2.7 million for the three months ended June 30, 2026, compared to $3.6 million for same period in 2025. This resulted in an effective tax rate of 24.23% in 2026, compared to 24.49% in 2025. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the effect of state income taxes (net of federal benefit) and nondeductible expenses. The year-over-year rate change was primarily driven by the impact of Oklahoma state taxes and certain nondeductible reconciling items. Cash taxes paid for the three months ended June 30, 2026 and 2025 totaled $6.1 million and $7.2 million, respectively, reflecting our domestic jurisdictional profile and the timing of estimated tax payments.

Our provision for income taxes was $6.5 million for the six months ended June 30, 2026, compared to $7.0 million for the same period in 2025. This resulted in an effective tax rate of 24.16% in 2026, compared to 24.56% in 2025. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the effect of state income taxes (net of federal benefit) and nondeductible expenses. The year-over-year rate change was primarily driven by the impact of Oklahoma state taxes and certain nondeductible reconciling items. Cash taxes paid for the six months ended June 30, 2026 and 2025 totaled $6.1 million and $7.2 million, respectively, reflecting our domestic jurisdictional profile and the timing of estimated tax payments.

Noninterest Income

The following tables set forth the major components of our noninterest income for the periods indicated:

	For the Three Months Ended
	June 30,
	2026	2025	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Mortgage lending income	$476	$520	$(44)	-8.46%
Service charges on deposit accounts	215	232	(17)	-7.33%
Other income and fees	311	1,949	(1,638)	-84.04%
Total noninterest income	$1,002	$2,701	$(1,699)	-62.90%

Noninterest income for the three months ended June 30, 2026 was $1.0 million compared to $2.7 million for the same period in 2025, a decrease of $1.7 million, or 62.9%. The decrease was primarily driven by a $1.6 million decline in ‘Other income and fees’, which was attributable to the absence of oil and gas related revenues during the second quarter of 2026 following the disposition of the Company’s oil and gas assets. For comparison, the Company recognized $1.6 million of oil and gas related revenues during the same period in 2025.

	For the Six Months Ended
	June 30,
	2026	2025	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Mortgage lending income	$851	$610	$241	39.51%
Service charges on deposit accounts	464	450	14	3.11%
Other income and fees	1,653	3,396	(1,743)	-51.33%
Total noninterest income	$2,968	$4,456	$(1,488)	-33.39%

Noninterest income for the six months ended June 30, 2026 was $3.0 million compared to $4.5 million for the same period in 2025, a decrease of $1.5 million, or 33.4%. The decrease was primarily driven by a $1.7 million decline in ‘Other income and fees’, which was largely attributable to a reduction in oil and gas related revenues following the disposition of the Company’s oil and gas assets early in the second quarter of 2026. The Company recognized $0.9 million of oil and gas related revenues during the six months ended June 30, 2026, compared to $2.7 million for the same period in 2025.

Noninterest Expense

The following tables set forth the major components of our noninterest expense for the periods indicated:

	For the Three Months Ended
	June 30,
	2026	2025	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$6,196	$5,721	$475	8.30%
Furniture and equipment	422	361	61	16.90%
Occupancy	724	630	94	14.92%
Data and item processing	546	590	(44)	-7.46%
Accounting, marketing, and legal fees	437	158	279	176.58%
Regulatory assessments	259	213	46	21.60%
Advertising and public relations	98	223	(125)	-56.05%
Travel, lodging and entertainment	104	121	(17)	-14.05%
Other expense	3,106	1,715	1,391	81.11%
Total noninterest expense	$11,892	$9,732	$2,160	22.19%

Noninterest expense for the three months ended June 30, 2026 was $11.9 million compared to $9.7 million for the same period in 2025, an increase of $2.2 million, or 22.2%. Salaries and employee benefits expense was $6.2 million for the three months ended June 30, 2026 compared to $5.7 million for the same period in 2025, an increase of $0.5 million, or 8.3%. The increase in salaries and employee benefits was primarily attributable to overall increases in compensation tied to Company performance and efforts to effectively compete for executive and non-executive talent. Additionally, ‘Other expense’ increased by $1.4 million, which was primarily driven by a $2.1 million pre-tax loss recognized on the disposition of the Company’s oil and gas assets during the second quarter of 2026.

	For the Six Months Ended
	June 30,
	2026	2025	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$12,527	$11,000	$1,527	13.88%
Furniture and equipment	763	612	151	24.67%
Occupancy	1,410	1,222	188	15.38%
Data and item processing	1,089	1,100	(11)	-1.00%
Accounting, marketing, and legal fees	1,022	263	759	288.59%
Regulatory assessments	518	297	221	74.41%
Advertising and public relations	270	417	(147)	-35.25%
Travel, lodging and entertainment	174	177	(3)	-1.69%
Other expense	4,456	3,528	928	26.30%
Total noninterest expense	$22,229	$18,616	$3,613	19.41%

Noninterest expense for the six months ended June 30, 2026 was $22.2 million compared to $18.6 million for the same period in 2025, an increase of $3.6 million, or 19.4%. Salaries and employee benefits expense was $12.5 million for the six months ended June 30, 2026 compared to $11.0 million for the same period in 2025, an increase of $1.5 million, or 13.9%. The increase in salaries and employee benefits was primarily attributable to overall increases in compensation tied to Company performance and efforts to effectively compete for executive and non-executive talent. Additionally, ‘Other expense’ increased by $0.9 million, which was primarily driven by a $2.1 million pre-tax loss recognized on the disposition of the Company’s oil and gas assets during the second quarter of 2026.

Financial Condition

The following discussion of our financial condition compares June 30, 2026 and December 31, 2025.

Total Assets

Total assets decreased $49.3 million, or 2.5%, to $1.91 billion as of June 30, 2026, compared to $1.96 billion as of December 31, 2025.

Loan Portfolio

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of June 30, 2026, and December 31, 2025, our gross loans were $1.60 billion and $1.61 billion, respectively.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of June 30, 2026 and December 31, 2025:

	As of June 30,		As of December 31,
	2026		2025
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$235,084	14.7%	$224,566	14.0%
1-4 family real estate	136,488	8.5%	126,122	7.8%
Commercial real estate - other	598,777	37.5%	587,597	36.5%
Total commercial real estate	970,349	60.7%	938,285	58.3%

Commercial & industrial	543,213	33.9%	567,280	35.2%
Agricultural	73,975	4.6%	90,908	5.7%
Consumer	12,600	0.8%	12,894	0.8%
Gross loans	1,600,137	100.0%	1,609,367	100.0%
Less: unearned income, net	(2,787)		(2,936)
Total Loans, net of unearned income	1,597,350		1,606,431
Less: Allowance for credit losses	(19,512)		(19,407)
Net loans	$1,577,838		$1,587,024

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

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of June 30, 2026
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$10,180	$150,984	$1,540	$70,902	$-	$437	$1,041	$-	$235,084
1-4 family real estate	8,795	28,225	29,504	62,114	721	5,320	1,809	-	136,488
Commercial real estate - other	34,194	99,679	37,846	386,461	132	35,942	4,523	-	598,777
Total commercial real estate	53,169	278,888	68,890	519,477	853	41,699	7,373	-	970,349

Commercial & industrial	46,443	230,154	13,271	203,975	307	49,063	-	-	543,213
Agricultural	27,697	23,018	5,111	16,090	79	1,187	793	-	73,975
Consumer	2,235	4	4,646	266	710	3,529	1,210	-	12,600
Gross loans	$129,544	$532,064	$91,918	$739,808	$1,949	$95,478	$9,376	$-	$1,600,137

	As of December 31, 2025
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Construction & development	$638	$116,658	$10,497	$95,444	$-	$399	$930	$-	$224,566
1-4 family real estate	7,281	21,031	32,503	56,599	775	5,533	2,400	-	126,122
Commercial real estate - other	22,817	41,301	66,266	412,436	139	38,515	6,123	-	587,597
Total commercial real estate	30,736	178,990	109,266	564,479	914	44,447	9,453	-	938,285

Commercial & industrial	47,266	293,406	14,097	173,586	107	38,246	572	-	567,280
Agricultural	31,633	10,926	6,560	37,162	-	3,253	1,374	-	90,908
Consumer	1,747	2	4,866	258	806	3,714	1,501	-	12,894
Gross loans	$111,382	$483,324	$134,789	$775,485	$1,827	$89,660	$12,900	$-	$1,609,367

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

The allowance was $19.5 million at June 30, 2026, compared to $19.4 million at December 31, 2025.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Six Months Ended June 30,
	2026	2025
	(Dollars in thousands)
Balance at beginning of the period	$19,407	$17,918
Provision for credit losses for loans	-	-
Charge-offs:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	-	(197)
Commercial & industrial	-	-
Agricultural	-	-
Consumer	-	(3)
Total charge-offs	-	(200)
Recoveries:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	43	17
Commercial & industrial	60	480
Agricultural	-	4
Consumer	2	3
Total recoveries	105	504
Net recoveries (charge-offs)	105	304
Balance at end of the period	$19,512	$18,222
Net recoveries (charge-offs) to average loans	0.01%	0.04%

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of June 30,		As of December 31,
	2026		2025
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,203	6.2%	$1,222	6.3%
1-4 family real estate	975	5.0%	964	5.0%
Commercial real estate - other	6,487	33.2%	6,855	35.3%
Commercial & industrial	10,098	51.8%	9,369	48.2%
Agricultural	394	2.0%	612	3.2%
Consumer	355	1.8%	385	2.0%
Total	$19,512	100.0%	$19,407	100.0%

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

Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. Nonperforming assets consist of nonperforming loans plus OREO. Loans accounted for on a nonaccrual basis were $6.3 million as of June 30, 2026, and $6.5 million as of December 31, 2025. OREO was $464,000, and $461,000 as of June 30, 2026, and December 31, 2025, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of June 30, 2026	As of December 31, 2025
	(Dollars in thousands)
Nonaccrual loans(1)	$6,295	$6,460
Accruing loans 90 or more days past due	-	-
Total nonperforming assets(2)	$6,295	$6,460
Ratio of nonperforming loans to total loans	0.39%	0.40%
Ratio of nonaccrual loans to total loans	0.39%	0.40%
Ratio of allowance for credit losses to total loans	1.22%	1.21%
Ratio of allowance for credit losses to nonaccrual loans	309.96%	300.42%
Ratio of nonperforming assets to total assets	0.33%	0.33%

(1) Includes nonaccrual financial difficulty modifications of $1.1 and $0 million as of June 30, 2026 and December 31, 2025, respectively. See note 5 of the financial statements.
(2) Excludes OREO of $464,000, and $461,000 as of June 30, 2026 and December 31, 2025, respectively, as the balances are not considered material for separate disclosure.

The following tables present an aging analysis of loans as of the dates indicated:

	As of June 30, 2026
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total past due loans	Current	Gross loans
	(Dollars in thousands)
Construction & development	$-	$77	$-	$-	$77	$235,007	$235,084
1-4 family real estate	-	38	-	-	38	136,450	136,488
Commercial real estate - other	6,862	-	-	-	6,862	591,915	598,777
Commercial & industrial	532	-	-	-	532	542,681	543,213
Agricultural	-	-	-	-	-	73,975	73,975
Consumer	-	-	-	-	-	12,600	12,600
Total	$7,394	$115	$-	$-	$7,509	$1,592,628	$1,600,137

	As of December 31, 2025
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Gross loans
	(Dollars in thousands)
Construction & development	$79	$-	$-	$-	$79	$224,487	$224,566
1-4 family real estate	47	-	-	-	47	126,075	126,122
Commercial real estate - other	-	1,423	-	-	1,423	586,174	587,597
Commercial & industrial	1,702	80	3,429	-	5,211	562,069	567,280
Agricultural	-	-	-	-	-	90,908	90,908
Consumer	30	-	-	-	30	12,864	12,894
Total	$1,858	$1,503	$3,429	$-	$6,790	$1,602,577	$1,609,367

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

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of June 30, 2026
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$232,118	$-	$-	$2,966	$235,084
1-4 family real estate	136,488	-	-	-	136,488
Commercial real estate - other	572,512	17,814	6,862	1,589	598,777
Commercial & industrial	498,095	38,500	5,011	1,607	543,213
Agricultural	71,034	-	-	2,941	73,975
Consumer	12,600	-	-	-	12,600
Total	$1,522,847	$56,314	$11,873	$9,103	$1,600,137

	As of December 31, 2025
	Pass	Watch	Special mention	Substandard	Total
	(Dollars in thousands)
Construction & development	$222,688	$-	$1,323	$555	$224,566
1-4 family real estate	126,122	-	-	-	126,122
Commercial real estate - other	561,134	18,077	6,893	1,493	587,597
Commercial & industrial	505,252	37,285	18,908	5,835	567,280
Agricultural	87,129	-	3,779	-	90,908
Consumer	12,894	-	-	-	12,894
Total	$1,515,219	$55,362	$30,903	$7,883	$1,609,367

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

Of our interest-bearing deposits, some were obtained through brokered transactions. As of June 30, 2026 and December 31, 2025, brokered deposits were $135.2 million, and $205.6 million, respectively. Reciprocal deposits totaled $570.8 million and $576.5 million as of June 30, 2026 and December 31, 2025, respectively.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits were $389.0 million and $391.7 million as of June 30, 2026 and December 31, 2025, respectively, as calculated per regulatory guidance. These amounts were approximately 23.8% and 23.2% of deposits at June 30, 2026 and December 31, 2025, respectively.

Total deposits as of June 30, 2026 and December 31, 2025 were $1.64 billion and $1.70 billion, respectively. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	As of June 30,		As of December 31,
	2026		2025
	Amount	Percentage of Total	Amount	Percentage of Total

	(Dollars in thousands)
Noninterest-bearing demand	$329,240	20.1%	$341,416	20.1%
Interest-bearing transaction deposits	913,620	55.7%	1,023,325	60.1%
Savings deposits	77,927	4.8%	92,604	5.4%
Time deposits (less than $250,000)	215,661	13.2%	147,263	8.7%
Time deposits ($250,000 or more)	101,355	6.2%	96,225	5.7%
Total interest-bearing deposits	1,308,563	79.9%	1,359,417	79.9%
Total deposits	$1,637,803	100.0%	$1,700,833	100.0%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of June 30, 2026 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total

	(Dollars in thousands)
Time deposits (less than $250,000)	$89,975	$64,555	$57,427	$3,704	$215,661
Time deposits ($250,000 or more)	23,868	27,274	49,646	567	101,355
Total time deposits	$113,843	$91,829	$107,073	$4,271	$317,016

	As of December 31, 2025 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total

	(Dollars in thousands)
Time deposits (less than $250,000)	$56,951	$45,791	$37,766	$6,755	$147,263
Time deposits ($250,000 or more)	37,413	21,015	20,278	17,519	96,225
Total time deposits	$94,364	$66,806	$58,044	$24,274	$243,488

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

As of June 30, 2026, we had no unsecured fed funds lines with correspondent depository institutions, with no amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $225.6 million as of June 30, 2026 and $213.8 million as of December 31, 2025, and we had access to approximately $305.2 million in liquidity with the Federal Reserve Bank as of June 30, 2026 and $288.6 million as of December 31, 2025.

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

As of June 30, 2026, the FDIC categorized the Bank as “well-capitalized” under the prompt corrective action frame work.  There have been no conditions or events since June 30, 2026 that management believes would change this classification.

The table below presents our applicable capital requirements, as well as our capital ratios as of June 30, 2026 and December 31, 2025. The Company exceeded all regulatory capital requirements and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. As of June 30, 2026, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

	Actual		With Capital Conservation Buffer		Minimum to be “Well- Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2026
Total capital (to risk-weighted assets)
Company	$276,957	16.35%	$177,853	10.50%	N/A	N/A
Bank	276,917	16.36%	177,747	10.50%	$169,283	10.00%
Tier 1 capital (to risk-weighted assets)
Company	256,981	15.17%	143,976	8.50%	N/A	N/A
Bank	256,941	15.18%	143,890	8.50%	135,426	8.00%
CET 1 capital (to risk-weighted assets)
Company	256,981	15.17%	118,569	7.00%	N/A	N/A
Bank	256,941	15.18%	118,498	7.00%	110,034	6.50%
Tier 1 capital (to average assets)
Company	256,981	13.88%	N/A	N/A	N/A	N/A
Bank	256,941	13.88%	N/A	N/A	92,570	5.00%

	Actual		With Capital Conservation Buffer		Minimum to be “Well- Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2025
Total capital (to risk-weighted assets)
Company	$261,451	15.24%	$180,076	10.50%	N/A	N/A
Bank	261,411	15.25%	179,970	10.50%	$171,400	10.00%
Tier 1 capital (to risk-weighted assets)
Company	241,580	14.09%	145,776	8.50%	N/A	N/A
Bank	241,540	14.09%	145,690	8.50%	137,120	8.00%
CET 1 capital (to risk-weighted assets)
Company	241,580	14.09%	120,051	7.00%	N/A	N/A
Bank	241,540	14.09%	119,980	7.00%	111,410	6.50%
Tier 1 capital (to average assets)
Company	241,580	12.82%	N/A	N/A	N/A	N/A
Bank	241,540	12.82%	N/A	N/A	94,213	5.00%

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased $15.3 million as of June 30, 2026 to $266.3 million, compared to $251.0 million as of December 31, 2025.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of June 30, 2026, and December 31, 2025:

	Payments Due as of June 30, 2026
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total

	(Dollars in thousands)
Deposits without a stated maturity	$1,320,787	$-	$-	$-	$1,320,787
Time deposits	312,745	4,026	228	17	317,016
Operating lease commitments	444	1,092	368	372	2,276
Total contractual obligations	$1,633,976	$5,118	$596	$389	$1,640,079

	Payments Due as of December 31, 2025
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total

	(Dollars in thousands)
Deposits without a stated maturity	$1,457,345	$-	$-	$-	$1,457,345
Time deposits	219,214	23,893	381	-	243,488
Operating lease commitments	621	798	368	359	2,146
Total contractual obligations	$1,677,180	$24,691	$749	$359	$1,702,979

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

The following table summarizes commitments as of the dates presented.

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Commitments to extend credit	$349,061	$324,748
Standby letters of credit	15,218	19,540
Total	$364,279	$344,288

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	June 30, 2026		December 31, 2025
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+400	24.15%	22.72%	24.80%	20.66%
+300	18.55%	21.85%	19.28%	19.58%
+200	12.73%	20.92%	13.51%	18.45%
+100	6.49%	19.89%	7.41%	17.25%
Base	0.09%	18.79%	1.06%	15.98%
-100	-5.22%	17.77%	-4.27%	14.84%
-200	-6.53%	16.49%	-6.12%	13.48%

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2026.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026. This conclusion is due to the material weaknesses in our internal control over financial reporting that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, which have not yet been fully remediated.

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

Management is committed to the remediation of these material weaknesses. During the quarter ended June 30, 2026, we continued to implement our remediation plan, and these ongoing efforts represent a change in our internal control over financial reporting. Specific remediation activities undertaken during the quarter include:

•	Continued engagement of third-party consultants to assist in the implementation of our remediation plan and preparation for control testing.
•	Completed the redesign and advanced the implementation of formalized key controls related to deposit operations and the financial statement disclosure process.
•	Continued to operate and monitor the enhanced procedures and controls for account reconciliations and the complete identification of related party transactions.
•	Progressed the rollout of enhancements to our information technology general controls, including processes related to access management and change management.
•	Prepared for management’s testing of the newly designed and implemented controls to evaluate their operating effectiveness.

The material weaknesses will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. Other than these ongoing remediation efforts, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 26, 2023, the Company adopted a repurchase plan that authorizes the repurchase of up to 750,000 shares of the Company’s stock. The plan was renewed by the Board of Directors on August 20, 2025. Stock repurchases under the plan will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase plan does not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under this plan will be retired subsequent to acquisition. During the three months ended June 30, 2026, there were no shares purchased under the Company’s repurchase plan.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended June 30, 2026, none of our officers or directors adopted or terminated a Rule 10b5-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

2.1	Stock Purchase Agreement by and between Bank7 Corp. and MCA Financial Group, LTD, dated July 1, 2026 (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

(1) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 2, 2026.

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

BANK7 CORP.

DATED:	August 10, 2026	By: /s/ Thomas L. Travis
Thomas L. Travis
Vice Chairman and Chief Executive Officer

DATED:	August 10, 2026	By: /s/ Kelly J. Harris
Kelly J. Harris
Executive Vice President and Chief Financial Officer