Form 10-Q
period 2026-09-30
Bank7 Corp.
filed 2026-11-09
CIK 1746129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of November 9, 2026, the registrant had 10,733,548 shares of common stock, par value $0.01, outstanding.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Any or all of the forward-looking statements in (or conveyed orally regarding) this report may turn out to be inaccurate. The inclusion of or reference to forward-looking information in this report should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of risks, uncertainties and assumptions that are difficult to predict. Factors that could cause such differences are discussed in the section titled “Risk Factors” in our most recent Annual Report on Form 10-K, and may be discussed from time to time in our other SEC filings, including our Quarterly Reports.  If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. You are cautioned not to place undue reliance on forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required by law. All forward-looking statements herein are qualified by these cautionary statements.

Bank7 Corp.
Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except par value and share data)

Assets	September 30, 2026 (unaudited)	December 31, 2025

Cash and due from banks	$277,176	$244,635
Interest-bearing time deposits in other banks	-	10,457
Available-for-sale debt securities (amortized cost of $51,714 and $57,316 at September 30, 2026 and December 31, 2025, respectively)	47,539	54,019
Loans, net of allowance for credit losses of $19,367 and $19,407 at September 30, 2026 and December 31, 2025, respectively	1,613,521	1,587,024
Loans held for sale	2,677	2,078
Premises and equipment, net	27,131	21,884
Nonmarketable equity securities	1,376	1,165
Core deposit intangibles	658	752
Goodwill	11,208	11,208
Interest receivable and other assets	25,700	30,418

Total assets	$2,006,986	$1,963,640

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$328,111	$341,416
Interest-bearing	1,392,947	1,359,417

Total deposits	1,721,058	1,700,833

Income taxes payable	139	594
Interest payable and other liabilities	12,064	11,218

Total liabilities	1,733,261	1,712,645

Shareholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding: 9,525,856 and 9,462,656 at September 30, 2026 and December 31, 2025, respectively	95	95
Additional paid-in capital	104,575	103,739
Retained earnings	172,264	149,707
Accumulated other comprehensive loss	(3,209)	(2,546)

Total shareholders’ equity	273,725	250,995

Total liabilities and shareholders’ equity	$2,006,986	$1,963,640

See accompanying notes to Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest Income
Loans, including fees	$29,513	$30,914	$90,105	$87,207
Interest-bearing time deposits in other banks	9	160	160	406
Debt securities, taxable	243	266	742	827
Debt securities, tax-exempt	57	60	176	187
Other interest and dividend income	2,110	2,317	5,460	7,315

Total interest income	31,932	33,717	96,643	95,942

Interest Expense
Deposits	9,631	10,691	28,244	30,334

Total interest expense	9,631	10,691	28,244	30,334

Net Interest Income	22,301	23,026	68,399	65,608

Provision for Credit Losses	-	700	-	700

Net Interest Income After Provision for Credit Losses	22,301	22,326	68,399	64,908

Noninterest Income
Mortgage lending income	492	391	1,343	1,000
Loss on sales, prepayments, and calls of available-for-sale debt securities	(5)	(10)	(5)	(10)
Service charges on deposit accounts	235	248	699	697
Other	347	1,581	2,000	4,976

Total noninterest income	1,069	2,210	4,037	6,663

Noninterest Expense
Salaries and employee benefits	5,740	5,829	18,267	16,829
Furniture and equipment	362	342	1,126	954
Occupancy	659	668	2,069	1,890
Data and item processing	562	515	1,650	1,615
Accounting, marketing and legal fees	902	221	1,924	484
Regulatory assessments	259	248	777	545
Advertising and public relations	171	212	441	629
Travel, lodging and entertainment	185	112	359	289
Other	915	2,203	5,372	5,729

Total noninterest expense	9,755	10,350	31,985	28,964

Income Before Taxes	13,615	14,186	40,451	42,607
Income tax expense	3,412	3,342	9,896	10,322
Net Income	$10,203	$10,844	$30,555	$32,285

Earnings per common share - basic	$1.07	$1.15	$3.21	$3.42
Earnings per common share - diluted	1.06	1.13	3.18	3.38
Weighted average common shares outstanding - basic	9,524,105	9,450,984	9,511,608	9,440,655
Weighted average common shares outstanding - diluted	9,639,992	9,597,914	9,615,649	9,565,726

Other Comprehensive (Loss) Income
Unrealized (losses) gains on securities, net of tax (benefit) expense of ($211) and $223 for the three months ended September 30, 2026 and 2025, respectively; net of tax (benefit) expense of ($216) and $642 for the nine months ended September 30, 2026 and 2025, respectively	$(640)	$713	$(667)	$1,942
Reclassification adjustment for realized losses included in net income net of tax of $1 and $2 for the three months ended September 30, 2026 and 2025, respectively; $1 and $2 for the nine months ended September 30, 2026 and 2025, respectively	4	8	4	8
Other comprehensive (loss) income	$(636)	$721	$(663)	$1,950
Comprehensive Income	$9,567	$11,565	$29,892	$34,235

See accompanying notes to Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common Stock (Shares)
Balance at beginning of period	9,519,335	9,449,319	9,462,656	9,390,211
Exercise of employee stock options	2,500	1,250	5,000	9,313
Shares issued for restricted stock units	6,820	1,625	87,745	76,088
Shares acquired and retired	(2,799)	(215)	(29,545)	(23,633)
Balance at end of period	9,525,856	9,451,979	9,525,856	9,451,979

Common Stock (Amount)
Balance at beginning of period	$95	$94	$95	$94
Net shares purchased and retired for restricted stock units and issued for stock options	-	1	-	1
Balance at end of period	$95	$95	$95	$95

Additional Paid-in Capital
Balance at beginning of period	$103,865	$102,321	$103,739	$101,809
Shares purchased and retired for restricted stock units	(141)	(9)	(1,316)	(1,026)
Exercise of stock options	48	30	96	145
Stock-based compensation expense	803	842	2,056	2,256
Balance at end of period	$104,575	$103,184	$104,575	$103,184

Retained Earnings
Balance at beginning of period	$164,919	$133,186	$149,707	$116,281
Net income	10,203	10,844	30,555	32,285
Cash dividends declared ($0.30 and $0.27 per share for the three months ended September 30, 2026 and 2025, respectively; $0.84 and $0.75 per share for the nine months ended September 30, 2026 and 2025, respectively)	(2,858)	(2,552)	(7,998)	(7,088)
Balance at end of period	$172,264	$141,478	$172,264	$141,478

Accumulated Other Comprehensive Loss
Balance at beginning of period	$(2,573)	$(3,742)	$(2,546)	$(4,971)
Comprehensive (loss) income	(636)	721	(663)	1,950
Balance at end of period	$(3,209)	$(3,021)	$(3,209)	$(3,021)

Total Shareholders’ equity	$273,725	$241,736	$273,725	$241,736

See accompanying notes to Condensed Consolidated Financial Statements

Bank7 Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2026	2025

Operating Activities
Net income	$30,555	$32,285
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	884	830
Provision for credit losses	-	700
Amortization of premiums on securities	104	153
Gain on sales of loans held for sale	(1,343)	(1,000)
Net loss on sale of available-for-sale debt securities	5	10
Stock-based compensation expense	2,056	2,256
Gain on sale of premises and equipment	(50)	-
Cash receipts from the sale of loans originated for sale	57,298	40,298
Cash disbursements for loans originated for sale	(56,554)	(41,181)
Deferred income tax expense	422	25
Loss on disposition of oil and gas assets	2,084	-
Changes in
Interest receivable and other assets	4,213	1,251
Interest payable and other liabilities	388	1,450

Net cash provided by operating activities	40,062	37,077

Investing Activities
Net cash paid for acquisition	-	(2,750)
Deposit paid for pending acquisition	(7,250)	-
Proceeds from sale of oil and gas assets	5,164	-
Maturities of interest-bearing time deposits in other banks	10,457	7,213
Purchases of interest-bearing time deposits in other banks	-	(15,429)
Maturities, prepayments and calls of available-for-sale debt securities	5,493	7,512
Purchases of available-for-sale debt securities	-	(40)
Net change in loans	(26,497)	(136,195)
Purchases of premises and equipment	(6,044)	(3,656)
Proceeds from sale of premises and equipment	57	-
Purchase of nonmarketable equity securities	(189)	-
Change in nonmarketable equity securities	(22)	154

Net cash (used in) investing activities	(18,831)	(143,191)

Financing Activities
Net change in deposits	20,225	121,356
Cash dividends paid	(7,695)	(6,790)
Shares purchased and retired for restricted stock units	(1,316)	(1,026)
Net settlement of stock options	96	145
Common stock issued for restricted stock units	-	1

Net cash provided by financing activities	11,310	113,686

Net Increase in Cash and Due from Banks	32,541	7,572

Cash and Due from Banks, Beginning of Period	244,635	234,196

Cash and Due from Banks, End of Period	$277,176	$241,768

Supplemental Disclosure of Cash Flows Information
Interest paid	$28,206	$30,345
Income taxes paid	$9,930	$10,419
Dividends declared and not paid	$2,858	$2,552

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position, results of operations, and cash flows of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2025, the date of the most recent annual report.  The condensed consolidated balance sheet of the Company as of December 31, 2025 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and notes normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The information contained in the financial statements and footnotes included in the Company’s annual report for the year ended December 31, 2025, should be referred to in connection with these unaudited interim consolidated financial statements. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

Standards Adopted During Current Period:

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This update includes a wide range of amendments to clarify, correct errors in, and make minor improvements to the Accounting Standards Codification. The Company early adopted this ASU effective January 1, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

Standards Not Yet Adopted:

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update is intended to improve the clarity and consistency of interim reporting requirements. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. This ASU modifies the accounting for expected credit losses for purchased financial assets, including extending the gross-up approach currently applied to purchased credit-deteriorated assets to most loans acquired in a business combination, which eliminates the recognition of credit loss expense at acquisition for those loans. The standard is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. As discussed under Subsequent Events below, the Company completed its acquisition of Century Financial Services Corporation (“Century”) on November 1, 2026, which included the acquisition of loans. The Company is evaluating the early adoption of this ASU, including its application to the loans acquired from Century.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Subsequent Events

On November 1, 2026, the Company completed its acquisition of Century Financial Services Corporation (“Century”), the parent company of Century Bank, headquartered in Santa Fe, New Mexico, pursuant to the Agreement and Plan of Merger dated September 16, 2026 (the “Merger Agreement”). Under the Merger Agreement, Century merged with and into the Company, with the Company as the surviving entity. The aggregate consideration to Century shareholders under the Merger Agreement consisted of $70.0 million in cash and 1,232,657 shares of the Company’s common stock, with cash paid in lieu of fractional shares and of shares otherwise issuable to non-accredited shareholders. Shares not yet issued will be issued upon receipt of the remaining shareholders’ letters of transmittal. Based on the closing price of the Company’s common stock of $58.63 on October 30, 2026, the last trading day before the acquisition date, the aggregate consideration was valued at approximately $142.3 million. In addition, Century’s outstanding phantom stock units vested upon completion of the merger and will be settled by the Company in cash for approximately $5.2 million. The $7.25 million good-faith deposit discussed in Note 2 was applied toward the cash consideration at closing. In connection with the merger, the Company assumed Century’s junior subordinated debentures and subordinated notes with an aggregate principal balance of approximately $39.5 million. The acquisition extends the Company’s franchise into New Mexico and adds approximately $1.2 billion of deposits. Century Bank is expected to merge with and into the Bank on or about January 1, 2027.

The acquisition will be accounted for as a business combination using the acquisition method of accounting. Due to the timing of the acquisition, the initial accounting for the business combination, including the determination of the fair values of the assets acquired and liabilities assumed and the resulting goodwill, was incomplete at the time these condensed consolidated financial statements were issued. As a result, the Company is unable to disclose the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed, the amount of goodwill, or the supplemental pro forma revenue and earnings of the combined entity. These disclosures will be included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2026.

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

Following the sale, the Company had no oil and gas assets or related asset retirement obligations remaining on its consolidated balance sheets as of September 30, 2026. For comparison, the Company had oil and gas assets and related receivables included in interest receivable and other assets on the consolidated balance sheets of $8.9 million, and asset retirement obligations and oil and gas related liabilities included in interest payable and other liabilities of $0.8 million as of December 31, 2025.

The Company had oil and gas related revenues included in “Other” noninterest income on the consolidated statements of comprehensive income of $0 and $0.9 million for the three and nine months ended September 30, 2026, respectively, compared to $1.3 million and $4.0 million for the three and nine months ended September 30, 2025.

The Company had oil and gas related expenses included in “Other” noninterest expense on the consolidated statements of comprehensive income of $0 and $2.6 million for the three and nine months ended September 30, 2026, respectively, compared to $1.4 million and $3.4 million for the three and nine months ended September 30, 2025. The oil and gas related expenses for the three and nine months ended September 30, 2026, include the $2.1 million pre-tax loss recognized on the sale of the assets.

Acquisition of Century Financial Services Corporation

On July 1, 2026, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with a court-appointed receiver to serve as a “stalking horse” bidder to acquire approximately 71% of the outstanding shares of Century for a cash purchase price of $68.0 million. In connection with the Purchase Agreement, the Company funded a required good-faith deposit of $7.25 million during the third quarter of 2026. The deposit is included in interest receivable and other assets on the consolidated balance sheet as of September 30, 2026.

On September 3, 2026, following a court-supervised auction at which the Company was the successful bidder, the Company and the receiver entered into a First Amendment to the Purchase Agreement, which increased the purchase price to approximately $89.0 million.

On September 16, 2026, the Company entered into the Merger Agreement with Century, which replaced the stock purchase contemplated by the Purchase Agreement. The Company reserved its rights under the Purchase Agreement in the event the merger was not completed. The Company incurred acquisition-related expenses of $0.7 million and $1.0 million for the three and nine months ended September 30, 2026, respectively, which are included in accounting, marketing and legal fees and other noninterest expense on the consolidated statements of comprehensive income. The merger was completed on November 1, 2026. See “Subsequent Events” in Note 1.

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

The following table shows the computation of basic and diluted earnings per share:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2026	2025	2026	2025
(Dollars in thousands, except share and per share amounts)
Numerator
Net income	$10,203	$10,844	$30,555	$32,285

Denominator
Weighted-average shares outstanding for basic earnings per share	9,524,105	9,450,984	9,511,608	9,440,655
Dilutive effect of stock compensation(1)	115,887	146,930	104,041	125,071
Denominator for diluted earnings per share	9,639,992	9,597,914	9,615,649	9,565,726

Earnings per common share
Basic	$1.07	$1.15	$3.21	$3.42
Diluted	$1.06	$1.13	$3.18	$3.38

(1) The following have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented: Restricted stock units of 0 for the three month periods ended September 30, 2026 and 2025, and 0 for the nine month periods ended September 30, 2026 and 2025.

On November 1, 2026, in connection with the acquisition of Century Financial Services Corporation, the Company issued or will issue approximately 1.23 million shares of common stock, which are not included in the weighted-average shares outstanding for any period presented. See “Subsequent Events” in Note 1.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 4: Debt Securities

The following table summarizes the amortized cost and fair value of debt securities available-for-sale at September 30, 2026 and December 31, 2025 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross Unrealized	Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale as of September 30, 2026
Mortgage-backed securities(1)(2)	$24,971	$-	$(2,401)	$22,570
State and political subdivisions	15,238	-	(1,020)	14,218
U.S. treasuries	6,005	-	(493)	5,512
Corporate debt securities	5,500	-	(261)	5,239
Total available-for-sale	51,714	-	(4,175)	47,539
Total debt securities	$51,714	$-	$(4,175)	$47,539

		Gross Unrealized	Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale as of December 31, 2025
U.S. federal agencies	$21	$-	$-	$21
Mortgage-backed securities(1)(2)	27,311	-	(1,879)	25,432
State and political subdivisions	18,473	-	(699)	17,774
U.S. treasuries	6,011	-	(403)	5,608
Corporate debt securities	5,500	-	(316)	5,184
Total available-for-sale	57,316	-	(3,297)	54,019
Total debt securities	$57,316	$-	$(3,297)	$54,019

(1) All mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities.
(2) Included in amortized cost of mortgage-backed securities is $17.33 million and $19.09 million of residential mortgage-backed securities and $7.64 million and $8.22 million of commercial mortgage-backed securities as of September 30, 2026 and December 31, 2025, respectively.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The amortized cost and estimated fair value of investment securities at September 30, 2026 and December 31, 2025, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of September 30, 2026
Due in one year or less	$3,427	$3,390
Due after one year through five years	14,298	13,221
Due after five years through ten years	9,018	8,358
Due after ten years	-	-
Mortgage-backed securities	24,971	22,570
Total available-for-sale	$51,714	$47,539

(in thousands)	Amortized Cost	Fair Value
Available-for-sale as of December 31, 2025
Due in one year or less	$4,941	$4,889
Due after one year through five years	13,920	13,274
Due after five years through ten years	11,144	10,424
Due after ten years	-	-
Mortgage-backed securities	27,311	25,432
Total available-for-sale	$57,316	$54,019

There were no holdings of securities of issuers in an amount greater than 10% of shareholders’ equity at September 30, 2026.

The following table presents a summary of realized gains and losses from the sale, prepayment and call of debt securities for the three and nine months ended September 30, 2026 and September 30, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands)
Proceeds from sales, maturities, prepayments and calls	$3,204	$3,197	$5,493	$7,512

Gross realized gains on sales, prepayments and calls	-	-	-	-
Gross realized losses on sales, prepayments and calls	(5)	(10)	(5)	(10)
Total realized (losses), net	$(5)	$(10)	$(5)	$(10)

The following table details book value of pledged securities as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(in thousands)	2026	2025
Book value of pledged securities	$18,599	$17,288

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table details gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2026 and December 31, 2025. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased or acquired. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. As of September 30, 2026, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell them before recovery of their amortized cost basis. As of September 30, 2026 and December 31, 2025, there was no allowance for credit losses recorded related to investment securities.

		Less than Twelve Months		Twelve Months or Longer		Total
	Number of		Gross Unrealized		Gross Unrealized		Gross Unrealized
	Investments	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(in thousands)
Available-for-sale as of September 30, 2026
Mortgage-backed securities	22	$-	$-	$22,570	$(2,401)	$22,570	$(2,401)
State and political subdivisions(1)	48	492	(8)	13,726	(1,012)	14,218	(1,020)
U.S. treasuries	6	-	-	5,512	(493)	5,512	(493)
Corporate debt securities(2)	4	-	-	5,239	(261)	5,239	(261)
Total available-for-sale	80	$492	$(8)	$47,047	$(4,167)	$47,539	$(4,175)

		Less than Twelve Months		Twelve Months or Longer		Total
	Number of		Gross Unrealized		Gross Unrealized		Gross Unrealized
	Investments	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(in thousands)
Available-for-sale as of December 31, 2025
U.S. federal agencies	1	$-	$-	$2	$-	$2	$-
Mortgage-backed securities	23	-	-	25,432	(1,879)	25,432	(1,879)
State and political subdivisions(1)	54	-	-	17,201	(699)	17,201	(699)
U.S. treasuries	6	-	-	5,608	(403)	5,608	(403)
Corporate debt securities(2)	4	-	-	5,184	(316)	5,184	(316)
Total available-for-sale	88	$-	$-	$53,427	$(3,297)	$53,427	$(3,297)

(1) The state and political subdivision securities, $12.78 million and $16.33 million are rated BBB+ or better and $1.44 million and $1.45 million are not rated as of September 30, 2026 and December 31, 2025, respectively.
(2) The corporate debt securities are not rated.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 5: Loans and Allowance for Credit Losses

A summary of loans at September 30, 2026 and December 31, 2025, are as follows (dollars in thousands):

	September 30,	December 31,
	2026	2025

Construction & development	$250,732	$224,566
1 - 4 family real estate	135,519	126,122
Commercial real estate - other	628,229	587,597
Total commercial real estate	1,014,480	938,285

Commercial & industrial	536,427	567,280
Agricultural	72,863	90,908
Consumer	12,164	12,894

Gross loans	1,635,934	1,609,367

Less allowance for credit losses	(19,367)	(19,407)
Less deferred loan fees	(3,046)	(2,936)

Net loans	$1,613,521	$1,587,024

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents, by portfolio segment, the activity in the allowance for credit losses for the three months ended September 30, 2026 and 2025 (dollars in thousands):

			Commercial
	Construction &	1 - 4 Family	Real Estate -	Commercial
	Development	Real Estate	Other	& Industrial	Agricultural	Consumer	Total

September 30, 2026
Loans
Balance, beginning of period	$1,203	$975	$6,487	$10,098	$394	$355	$19,512
Charge-offs	-	-	(36)	-	(112)	-	(148)
Recoveries	-	-	-	2	-	1	3
Net (charge-offs) recoveries	-	-	(36)	2	(112)	1	(145)

Provision (credit) for credit losses	5	(74)	10	(10)	92	(23)	-
Balance, end of period	$1,208	$901	$6,461	$10,090	$374	$333	$19,367

Unfunded Commitments
Balance, beginning of period	$97	$4	$23	$322	$15	$3	$464
Provision (credit) for credit losses	(14)	-	2	12	-	-	-
Balance, end of period	$83	$4	$25	$334	$15	$3	$464

Total allowance for credit losses and reserve for unfunded commitments	$1,291	$905	$6,486	$10,424	$389	$336	$19,831
Total provision (credit) for credit losses	$(9)	$(74)	$12	$2	$92	$(23)	$-

			Commercial
	Construction &	1 - 4 Family	Real Estate -	Commercial
	Development	Real Estate	Other	& Industrial	Agricultural	Consumer	Total

September 30, 2025
Loans
Balance, beginning of period	$1,276	$1,099	$7,403	$7,011	$951	$482	$18,222

Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	482	1	-	483
Net (charge-offs) recoveries	-	-	-	482	1	-	483

Provision (credit) for credit losses	(73)	(123)	(258)	1,232	(25)	(53)	700
Balance, end of period	$1,203	$976	$7,145	$8,725	$927	$429	$19,405

Unfunded Commitments
Balance, beginning of period	$200	$6	$47	$166	$42	$3	$464
Provision (credit) for credit losses	(97)	35	(14)	88	(12)	-	-
Balance, end of period	$103	$41	$33	$254	$30	$3	$464

Total allowance for credit losses and reserve for unfunded commitments	$1,306	$1,017	$7,178	$8,979	$957	$432	$19,869
Total provision (credit) for credit losses	$(170)	$(88)	$(272)	$1,320	$(37)	$(53)	$700

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents, by portfolio segment, the activity in the allowance for credit losses for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

			Commercial
	Construction &	1 - 4 Family	Real Estate -	Commercial
	Development	Real Estate	Other	& Industrial	Agricultural	Consumer	Total

September 30, 2026
Loans
Balance, beginning of period	$1,222	$964	$6,855	$9,369	$612	$385	$19,407
Charge-offs	-	-	(36)	-	(112)	-	(148)
Recoveries	-	-	43	62	-	3	108
Net (charge-offs) recoveries	-	-	7	62	(112)	3	(40)

Provision (credit) for credit losses	(14)	(63)	(401)	659	(126)	(55)	-
Balance, end of period	$1,208	$901	$6,461	$10,090	$374	$333	$19,367

Unfunded Commitments
Balance, beginning of period	$110	$4	$35	$293	$19	$3	$464
Provision (credit) for credit losses	(27)	-	(10)	41	(4)	-	-
Balance, end of period	$83	$4	$25	$334	$15	$3	$464

Total allowance for credit losses and reserve for unfunded commitments	$1,291	$905	$6,486	$10,424	$389	$336	$19,831
Total provision (credit) for credit losses	$(41)	$(63)	$(411)	$700	$(130)	$(55)	$-

			Commercial
	Construction &	1 - 4 Family	Real Estate -	Commercial
	Development	Real Estate	Other	& Industrial	Agricultural	Consumer	Total

September 30, 2025
Loans
Balance, beginning of period	$1,223	$1,313	$6,992	$6,797	$1,106	$487	$17,918
Charge-offs	-	-	(197)	-	-	(3)	(200)
Recoveries	-	-	17	963	4	3	987
Net (charge-offs) recoveries	-	-	(180)	963	4	-	787

Provision (credit) for credit losses	(20)	(337)	333	965	(183)	(58)	700
Balance, end of period	$1,203	$976	$7,145	$8,725	$927	$429	$19,405

Unfunded Commitments
Balance, beginning of period	$202	$6	$9	$230	$14	$3	$464
Provision (credit) for credit losses	(99)	35	24	24	16	-	-
Balance, end of period	$103	$41	$33	$254	$30	$3	$464

Total allowance for credit losses and reserve for unfunded commitments	$1,306	$1,017	$7,178	$8,979	$957	$432	$19,869
Total provision (credit) for credit losses	$(119)	$(302)	$357	$989	$(167)	$(58)	$700

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

The Company evaluates the definitions of loan grades and the allowance for credit losses methodology on an ongoing basis. No changes were made to either during the period ended September 30, 2026.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables present the amortized cost of the Company’s loan portfolio by year of origination based on internal rating category as of September 30, 2026 and December 31, 2025, respectively (dollars in thousands).

As of September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development
Grade
1 (Pass)	$110,511	$96,246	$29,560	$2,821	$807	$480	$5,486	$245,911
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	4,821	-	-	-	-	-	-	4,821
Total construction & development	115,332	96,246	29,560	2,821	807	480	5,486	250,732
1 - 4 family real estate
Grade
1 (Pass)	56,273	28,303	26,470	9,554	4,429	6,332	2,959	134,320
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	433	728	-	-	-	38	-	1,199
Total 1 - 4 family real estate	56,706	29,031	26,470	9,554	4,429	6,370	2,959	135,519
Commercial real estate - other
Grade
1 (Pass)	165,229	220,834	75,003	53,748	75,327	15,660	3,114	608,915
2 (Watch)	-	-	-	17,704	-	-	-	17,704
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	72	-	-	1,492	-	46	-	1,610
Total commercial real estate - other	165,301	220,834	75,003	72,944	75,327	15,706	3,114	628,229
Commercial and industrial
Grade
1 (Pass)	222,066	82,717	15,084	4,321	24,072	6,944	139,947	495,151
2 (Watch)	-	-	-	-	-	-	37,000	37,000
3 (Special Mention)	2,660	-	-	-	-	-	-	2,660
4 (Substandard)	213	1,031	-	372	-	-	-	1,616
Total commercial and industrial	224,939	83,748	15,084	4,693	24,072	6,944	176,947	536,427
Agricultural
Grade
1 (Pass)	22,260	12,132	12,237	1,945	2,978	2,830	15,818	70,200
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	1,817	-	-	-	-	-	846	2,663
Total agricultural	24,077	12,132	12,237	1,945	2,978	2,830	16,664	72,863
Consumer
Grade
1 (Pass)	3,458	2,106	1,490	494	177	2,208	2,231	12,164
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total consumer	3,458	2,106	1,490	494	177	2,208	2,231	12,164

Total loans	$589,813	$444,097	$159,844	$92,451	$107,790	$34,538	$207,401	$1,635,934

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development
Grade
1 (Pass)	$130,881	$72,299	$6,397	$823	$400	$181	$11,707	$222,688
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	1,323	-	-	-	-	-	1,323
4 (Substandard)	555	-	-	-	-	-	-	555
Total construction & development	131,436	73,622	6,397	823	400	181	11,707	224,566
1 - 4 family real estate
Grade
1 (Pass)	54,582	31,454	20,341	6,561	5,202	4,808	3,174	126,122
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total 1 - 4 family real estate	54,582	31,454	20,341	6,561	5,202	4,808	3,174	126,122
Commercial real estate - other
Grade
1 (Pass)	253,967	94,375	97,115	91,061	16,978	7,215	423	561,134
2 (Watch)	-	-	18,077	-	-	-	-	18,077
3 (Special Mention)	-	6,893	-	-	-	-	-	6,893
4 (Substandard)	1,423	-	-	-	-	70	-	1,493
Total commercial real estate - other	255,390	101,268	115,192	91,061	16,978	7,285	423	587,597
Commercial and industrial
Grade
1 (Pass)	272,946	62,009	19,177	27,798	3,208	4,605	115,509	505,252
2 (Watch)	-	-	-	-	-	-	37,285	37,285
3 (Special Mention)	18,128	655	-	-	-	-	125	18,908
4 (Substandard)	2,384	3,429	-	-	-	22	-	5,835
Total commercial and industrial	293,458	66,093	19,177	27,798	3,208	4,627	152,919	567,280
Agricultural
Grade
1 (Pass)	33,761	17,078	4,757	4,146	5,493	1,751	20,143	87,129
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	2,280	32	-	-	282	-	1,185	3,779
4 (Substandard)	-	-	-	-	-	-	-	-
Total agricultural	36,041	17,110	4,757	4,146	5,775	1,751	21,328	90,908
Consumer
Grade
1 (Pass)	4,548	2,188	857	371	995	1,957	1,978	12,894
2 (Watch)	-	-	-	-	-	-	-	-
3 (Special Mention)	-	-	-	-	-	-	-	-
4 (Substandard)	-	-	-	-	-	-	-	-
Total consumer	4,548	2,188	857	371	995	1,957	1,978	12,894

Total loans	$775,455	$291,735	$166,721	$130,760	$32,558	$20,609	$191,529	$1,609,367

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables present the gross charge-offs of the Company’s loan portfolio by year of origination based on internal rating category for the nine months ended September 30, 2026 and September 30, 2025, respectively (dollars in thousands).

For the nine months ended September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development	$-	$-	$-	$-	$-	$-	$-	$-
1 - 4 family real estate	-	-	-	-	-	-	-	-
Commercial real estate - other	36	-	-	-	-	-	-	36
Commercial and industrial	-	-	-	-	-	-	-	-
Agricultural	-	-	112	-	-	-	-	112
Consumer	-	-	-	-	-	-	-	-
Total current-period gross charge-offs	$36	$-	$112	$-	$-	$-	$-	$148

For the nine months ended September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total

Construction & development	$-	$-	$-	$-	$-	$-	$-	$-
1 - 4 family real estate	-	-	-	-	-	-	-	-
Commercial real estate - other	-	197	-	-	-	-	-	197
Commercial and industrial	-	-	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-	-	-
Consumer	-	3	-	-	-	-	-	3
Total current-period gross charge-offs	$-	$200	$-	$-	$-	$-	$-	$200

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Aged Analysis of Past Due Loans Receivable

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	Past Due						Total Loans
	30–59	60–89	Greater than			Total	> 90 Days &
	Days	Days	90 Days	Total	Current	Loans	Accruing

September 30, 2026
Construction & development	$-	$-	$-	$-	$250,732	$250,732	$-
1 - 4 family real estate	272	-	38	310	135,209	135,519	38
Commercial real estate - other	-	-	-	-	628,229	628,229	-
Commercial & industrial	-	372	-	372	536,055	536,427	-
Agricultural	-	-	-	-	72,863	72,863	-
Consumer	-	-	-	-	12,164	12,164	-

Total	$272	$372	$38	$682	$1,635,252	$1,635,934	$38

December 31, 2025
Construction & development	$79	$-	$-	$79	$224,487	$224,566	$-
1 - 4 family real estate	47	-	-	47	126,075	126,122	-
Commercial real estate - other	-	1,423	-	1,423	586,174	587,597	-
Commercial & industrial	1,702	80	3,429	5,211	562,069	567,280	-
Agricultural	-	-	-	-	90,908	90,908	-
Consumer	30	-	-	30	12,864	12,894	-

Total	$1,858	$1,503	$3,429	$6,790	$1,602,577	$1,609,367	$-

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Nonaccrual Loans

The following table presents information regarding nonaccrual loans as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	With an Allowance	No Allowance	Total Non-Accrual Loans	Related Allowance
September 30, 2026
Construction & development	$-	$3,000	$3,000	$-
1 - 4 family real estate	-	1,162	1,162	-
Commercial real estate - other	-	1,610	1,610	-
Commercial & industrial	1,403	213	1,616	290
Agricultural	-	-	-	-
Consumer	-	-	-	-

Total	$1,403	$5,985	$7,388	$290

	With an Allowance	No Allowance	Total Non-Accrual Loans	Related Allowance
December 31, 2025
Construction & development	$-	$555	$555	$-
1 - 4 family real estate	-	-	-	-
Commercial real estate - other	-	70	70	-
Commercial & industrial	623	5,212	5,835	255
Agricultural	-	-	-	-
Consumer	-	-	-	-

Total	$623	$5,837	$6,460	$255

Interest income recognized on the nonaccrual loans for the three and nine months ended September 30, 2026, and 2025 was considered immaterial.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the three months ended September 30, 2026 and September 30, 2025, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent.  At a minimum, the estimated value of the collateral for loan equals the current book value.

The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows (dollars in thousands):

	Collateral Type
	Real Estate	Business Assets	Total	Specific Allocation

September 30, 2026
Construction & development	$4,820	$-	$4,820	$-
1 - 4 family real estate	1,199	-	1,199	-
Commercial real estate - other	1,610	-	1,610	-
Commercial & industrial	213	1,404	1,617	290
Agricultural	1,779	884	2,663	-
Consumer	-	-	-	-

Total	$9,621	$2,288	$11,909	$290

	Collateral Type
	Real Estate	Business Assets	Total	Specific Allocation

December 31, 2025
Construction & development	$555	$-	$555	$-
1 - 4 family real estate	-	-	-	-
Commercial real estate - other	1,492	-	1,492	-
Commercial & industrial	-	5,770	5,770	200
Agricultural	-	-	-	-
Consumer	-	-	-	-

Total	$2,047	$5,770	$7,817	$200

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

During the three months ended September 30, 2026, the Company modified four loans for borrowers experiencing financial difficulty. Three of these modifications were related to a single borrower relationship and consisted of two 1–4 family real estate loans and one commercial and industrial loan; two of the loans received a term extension and a payment delay, while the third received a payment delay. The remaining modification involved one commercial real estate loan, which received a payment delay. As of September 30, 2026, the period-end amortized cost basis of these modified loans was as follows:
•
The modified commercial and industrial loan had an amortized cost basis of $0.2 million, received a term extension of 9 months and a payment delay of 7 months, and represented less than 0.1% of the total commercial and industrial loan portfolio.

•
The modified commercial real estate loan had an amortized cost basis of $0.1 million, received a payment delay under which scheduled payments were reduced and the remaining balance is due at maturity in June 2034, and represented less than 0.1% of the total commercial real estate loan portfolio.

•
The modified 1–4 family real estate loans consisted of two loans that had a combined amortized cost basis of $1.2 million. One loan with an amortized cost basis of $0.7 million received a payment delay of 8 months, and one loan with an amortized cost basis of $0.4 million received a term extension of 6 months and a payment delay of 7 months. Combined, these modifications represented 0.9% of the total 1–4 family real estate loan portfolio.

During the three months ended September 30, 2025, the Company modified no loans to borrowers experiencing financial difficulty.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

During the nine months ended September 30, 2026, the Company modified eight loans for borrowers experiencing financial difficulty, two of which were paid off prior to September 30, 2026. Of the six modified loans outstanding as of September 30, 2026, three were related to a single borrower relationship and consisted of two 1–4 family real estate loans and one commercial and industrial loan; two of these loans received a term extension and a payment delay, while the third received a payment delay. The remaining three modifications involved one commercial real estate loan and two commercial and industrial loans; the two commercial and industrial loans received term extensions, while the commercial real estate loan received a payment delay. As of September 30, 2026, the period-end amortized cost basis of these modified loans was as follows:
•
The modified 1–4 family real estate loans consisted of two loans that had a combined amortized cost basis of $1.2 million. One loan with an amortized cost basis of $0.7 million received a payment delay of 8 months, and one loan with an amortized cost basis of $0.4 million received a term extension of 6 months and a payment delay of 7 months. Combined, these modifications represented 0.9% of the total 1–4 family real estate loan portfolio.

•
The modified commercial real estate loan had an amortized cost basis of $0.1 million, received a payment delay under which scheduled payments were reduced and the remaining balance is due at maturity in June 2034, and represented less than 0.1% of the total commercial real estate loan portfolio.

•
The modified commercial and industrial loans consisted of three loans that had a combined amortized cost basis of $1.3 million. One loan with an amortized cost basis of $1.0 million received a term extension of 12 months, one loan with an amortized cost basis of $0.1 million received a term extension of 36 months, and one loan with an amortized cost basis of $0.2 million received a term extension of 9 months and a payment delay of 7 months. Combined, these modifications represented 0.3% of the total commercial and industrial loan portfolio.

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

•
The modified commercial and industrial loans consisted of six loans that had a combined amortized cost basis of $4.3 million. Five of these loans received a weighted-average term extension of 38 months, and one loan received a term extension of 24 months and a payment delay of 24 months. Combined, these modifications represented 0.8% of the total commercial and industrial loan portfolio.

The Company closely monitors the performance of loans modified for borrowers experiencing financial difficulty. There were no loans modified for borrowers experiencing financial difficulty that subsequently defaulted during the 12-month period ended September 30, 2026.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6: Shareholders’ Equity

On October 26, 2023, the Company adopted a Repurchase Plan (the “Plan”) authorizing the repurchase of up to 750,000 shares of the Company’s stock. On August 20, 2025, the Board of Directors approved the renewal of the Plan. Stock repurchases under the Plan take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. The Plan may be suspended or discontinued at any time. There were no share repurchases under the Plan during the period ended September 30, 2026.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier I, and Common Equity capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of September 30, 2026, that the Company and Bank meet all capital adequacy requirements to which it is subject and maintains capital conservation buffers that allow the Company and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

As of September 30, 2026, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

							Minimum
							To Be Well Capitalized
			Minimum		With Capital		Under Prompt
	Actual		Capital Requirements		Conservation Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2026
Total capital to risk-weighted assets
Company	$284,900	16.29%	$139,897	8.00%	$183,615	10.50%	N/A	N/A
Bank	284,860	16.30%	139,816	8.00%	183,509	10.50%	$174,771	10.00%
Tier I capital to risk-weighted assets
Company	265,069	15.16%	104,923	6.00%	148,641	8.50%	N/A	N/A
Bank	265,028	15.16%	104,862	6.00%	148,555	8.50%	139,816	8.00%
Common equity tier I capital to risk-weighted assets
Company	265,069	15.16%	78,692	4.50%	122,410	7.00%	N/A	N/A
Bank	265,028	15.16%	78,647	4.50%	122,339	7.00%	113,601	6.50%
Tier I capital to average assets
Company	265,069	14.07%	75,382	4.00%	N/A	N/A	N/A	N/A
Bank	265,028	14.06%	75,382	4.00%	N/A	N/A	94,227	5.00%

As of December 31, 2025
Total capital to risk-weighted assets
Company	$261,451	15.24%	$137,201	8.00%	$180,076	10.50%	N/A	N/A
Bank	261,411	15.25%	137,120	8.00%	179,970	10.50%	$171,400	10.00%
Tier I capital to risk-weighted assets
Company	241,580	14.09%	102,901	6.00%	145,776	8.50%	N/A	N/A
Bank	241,540	14.09%	102,840	6.00%	145,690	8.50%	137,120	8.00%
Common equity tier I capital to risk-weighted assets
Company	241,580	14.09%	77,175	4.50%	120,051	7.00%	N/A	N/A
Bank	241,540	14.09%	77,130	4.50%	119,980	7.00%	111,410	6.50%
Tier I capital to average assets
Company	241,580	12.82%	75,370	4.00%	N/A	N/A	N/A	N/A
Bank	241,540	12.82%	75,370	4.00%	N/A	N/A	94,213	5.00%

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

As of September 30, 2026, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At September 30, 2026, approximately $93.3 million of retained earnings was available for dividend declaration from the Bank without prior regulatory approval.

Note 7: Related-Party Transactions

At September 30, 2026 and December 31, 2025, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties) in the amount of $9.9 million and $10.5 million, respectively. A summary of these loans is as follows (dollars in thousands):

	Balance			Balance
	Beginning of		Collections/	End of
	the Period	Additions	Terminations	the Period

For the nine months ended September 30, 2026	$10,451	$274	$(790)	$9,935
Year ended December 31, 2025	$10,846	$544	$(939)	$10,451

The Company holds deposits from related parties, including directors, executive officers, and their related interests. Related party deposits totaled $64.4 million and $66.6 million as of September 30, 2026, and December 31, 2025, respectively. These deposit balances represented 23.54% and 26.55% of total shareholders’ equity at September 30, 2026 and December 31, 2025, respectively. All such deposits were made in the ordinary course of business on substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with other persons.

The Bank leases office and retail banking space in Oklahoma City and Woodward, Oklahoma from Central Park on Lincoln, LLC and Haines Realty Investments Company, LLC, respectively, both related parties of the Company.  Lease payments totaled $108,000 and $82,000 for the three months ended September 30, 2026 and 2025, respectively and $273,000 and $245,000 for the nine months ended September 30, 2026 and 2025, respectively. In addition, payroll and office sharing arrangements were in place between the Company and certain of its affiliates.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 8: Employee Benefits

401(k) Savings Plan

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to the maximum legal limit with the Company matching up to 5% of the employee’s salary. Employer contributions charged to expense for the three months ended September 30, 2026 and 2025 totaled $99,000 and $89,000, respectively. Employer contributions charged to expense for the nine months ended September 30, 2026 and 2025 totaled $371,000 and $338,000, respectively.

Stock-Based Compensation

The Company adopted the Bank7 Corp. 2018 Equity Incentive Plan (the “Incentive Plan”) in September 2018. The Incentive Plan permits the grant of restricted stock units and nonqualified incentive stock options.  The Incentive Plan will terminate in September 2028, if not extended. Compensation expense related to the Incentive Plan for the three months ended September 30, 2026 and 2025 totaled $803,000 and $842,000, respectively. Compensation expense related to the Incentive Plan for the nine months ended September 30, 2026 and 2025 totaled $2.1 million and $2.3 million, respectively. There were 641,189 shares available for future grants as of September 30, 2026.

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

The Company uses newly issued shares for granting RSUs and stock options.

The following table is a summary of the stock option activity under the Bank7 Corp. 2018 Equity Incentive Plan:

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Nine Months Ended September 30, 2026
Outstanding at December 31, 2025	66,375	$16.96
Options granted	-	-
Options exercised	(5,000)	19.04
Options forfeited	-	-
Outstanding at September 30, 2026	61,375	16.79	3.18	$2,316,418
Exercisable at September 30, 2026	60,875	$16.72	3.16	$2,301,653

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Nine Months Ended September 30, 2025
Outstanding at December 31, 2024	75,688	$16.79
Options granted	-	-
Options exercised	(9,313)	15.59
Options forfeited	-	-
Outstanding at September 30, 2025	66,375	16.96	4.21	$1,945,590
Exercisable at September 30, 2025	64,625	$16.76	4.14	$1,906,950

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

There were no new grants for the nine months ended September 30, 2026 and 2025.

The following table summarizes share information about RSUs for the nine months ended September 30, 2026 and 2025:

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Nine Months Ended September 30, 2026
Outstanding at December 31, 2025	250,671	$35.38
Shares granted	80,267	50.32
Shares vested	(87,745)	33.74
Shares forfeited	(3,325)	30.10
End of the period balance	239,868	$41.06

	Number of Shares	Wgtd. Avg. Grant Date Fair Value
Nine Months Ended September 30, 2025
Outstanding at December 31, 2024	236,239	$27.54
Shares granted	108,803	44.33
Shares vested	(76,088)	27.13
Shares forfeited	-	-
End of the period balance	268,954	$34.45

As of September 30, 2026, there was approximately $8.3 million of unrecognized compensation expense related to 239,868 unvested RSUs and $362 of unrecognized compensation expense related to 500 unvested stock options. The RSU expense is expected to be recognized over a weighted average period of 3.41 years. The stock option expense is expected to be recognized over a weighted average period of 0.07 years.

As of September 30, 2025, there was approximately $7.3 million of unrecognized compensation expense related to 268,954 unvested RSUs and $9,000 of unrecognized compensation expense related to 66,375 unvested and/or unexercised stock options. The RSU expense is expected to be recognized over a weighted average period of 3.80 years. The stock option expense is expected to be recognized over a weighted average period of 0.91 years.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2026 and December 31, 2025 (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2026
Collateral-dependent loans	$1,185	$-	$-	$1,185

December 31, 2025
Collateral-dependent loans	$369	$-	$-	$369

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

Collateral-Dependent Loans, Net of Allowance for Credit Losses

The estimated fair value of collateral-dependent loans is based on fair value, less estimated cost to sell.  Collateral-dependent loans are classified within Level 3 of the fair value hierarchy.  Collateral-dependent loans are included in the table above only when they have a specific allocation of the allowance for credit losses or have been charged down to the fair value of the collateral. Collateral-dependent loans whose collateral value exceeds their amortized cost are not measured at fair value and are excluded from the table.

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

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2026 and December 31, 2025 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs
September 30, 2026
Collateral-dependent loans	$1,185	Estimated cash to be received pending liquidation of collateral	Estimated cost to sell

December 31, 2025
Collateral-dependent loans	$369	Estimated cash to be received pending liquidation of collateral	Estimated cost to sell

The following table presents estimated fair values of the Company’s financial instruments not recorded at fair value at September 30, 2026 and December 31, 2025 (dollars in thousands):

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
September 30, 2026

Financial Assets
Cash and due from banks	$277,176	$277,176	$-	$-	$277,176
Loans, net	1,613,521	-	1,631,263	1,185	1,632,448
Loans held for sale	2,677	-	2,677	-	2,677
Nonmarketable equity securities	1,376	-	1,376	-	1,376
Interest receivable	9,063	-	9,063	-	9,063

Financial Liabilities
Deposits	$1,721,058	$-	$1,720,308	$-	$1,720,308
Interest payable	1,160	-	1,160	-	1,160

December 31, 2025

Financial Assets
Cash and due from banks	$244,635	$244,635	$-	$-	$244,635
Interest-bearing time deposits in other banks	10,457	-	10,457	-	10,457
Loans, net	1,587,024	-	1,605,518	369	1,605,887
Loans held for sale	2,078	-	2,078	-	2,078
Nonmarketable equity securities	1,165	-	1,165	-	1,165
Interest receivable	8,822	-	8,822	-	8,822

Financial Liabilities
Deposits	$1,700,833	$-	$1,700,646	$-	$1,700,646
Interest payable	1,122	-	1,122	-	1,122

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

Commitments to Extend Credit, Lines of Credit and Standby Letters of Credit

The fair values of unfunded commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The estimated fair values of the Company’s commitments to extend credit, lines of credit and standby letters of credit were not material at September 30, 2026 and December 31, 2025.

Bank7 Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 10: Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets.  The following summarizes those financial instruments with contract amounts representing credit risk as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026	December 31, 2025

Commitments to extend credit	$330,717	$324,748
Financial and performance standby letters of credit	15,475	19,540

	$346,192	$344,288

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

The reserve for unfunded loan commitments totaled $464,000 at September 30, 2026 and December 31, 2025.

Note 11: Concentrations

GAAP requires disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for credit losses are reflected in Note 5 regarding loans.

As of September 30, 2026, hospitality loans were 19.3% of gross total loans with outstanding balances of $316.1 million and unfunded commitments of $15.1 million; energy loans were 7.6% of gross total loans with outstanding balances of $124.6 million and unfunded commitments of $56.9 million.

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

Recent Developments

Acquisition of Century Financial Services Corporation

On November 1, 2026, we completed our acquisition of Century Financial Services Corporation (“Century”), the parent company of Century Bank, headquartered in Santa Fe, New Mexico, pursuant to the Agreement and Plan of Merger dated September 16, 2026. Century merged with and into the Company, with the Company as the surviving entity. The aggregate consideration to Century shareholders under the Merger Agreement consisted of $70.0 million in cash and 1,232,657 shares of our common stock, with cash paid in lieu of fractional shares and of shares otherwise issuable to non-accredited shareholders, and was valued at approximately $142.3 million based on the closing price of our common stock on October 30, 2026. Shares not yet issued will be issued upon receipt of the remaining shareholders’ letters of transmittal. The $7.25 million good-faith deposit we funded during the third quarter of 2026 was applied toward the cash consideration at closing. In addition, Century’s outstanding phantom stock units vested upon completion of the merger and will be settled in cash for approximately $5.2 million. In connection with the merger, the Company assumed Century’s junior subordinated debentures and subordinated notes with an aggregate principal balance of approximately $39.5 million. The acquisition extends our franchise into New Mexico and adds approximately $1.2 billion of deposits. Century Bank is expected to merge with and into the Bank on or about January 1, 2027.

Because the acquisition was completed after September 30, 2026, the financial condition and results of operations presented in this report do not include Century. Century’s results will be included in our consolidated results beginning November 1, 2026. The acquisition will be accounted for under the acquisition method of accounting, and the initial accounting for the business combination, including the fair values of the assets acquired and liabilities assumed, was incomplete as of the date of this report. We incurred acquisition-related expenses of $0.7 million and $1.0 million for the three and nine months ended September 30, 2026, respectively. See Notes 1 and 2 to the condensed consolidated financial statements.

Q3 2026 Overview

We reported total loans of $1.63 billion as of September 30, 2026, an increase of $98.7 million, or 6.4%, from September 30, 2025. Total deposits were $1.72 billion as of September 30, 2026, an increase of $84.2 million, or 5.1%, from September 30, 2025.

Income before taxes was $13.6 million, a decrease of $0.6 million, or 4.0%, for the three months ended September 30, 2026 as compared to income before taxes of $14.2 million for the same period in 2025. Income before taxes was $40.5 million, a decrease of $2.2 million, or 5.1%, for the nine months ended September 30, 2026 as compared to income before taxes of $42.6 million for the same period in 2025.

Pre-tax return on average assets and pre-tax return on average equity were 2.85% and 19.91%, respectively for the three months ended September 30, 2026, as compared to 3.05% and 23.69%, respectively, for the same period in 2025. Pre-tax return on average assets and pre-tax return on average equity were 2.86% and 20.51%, respectively for the nine months ended September 30, 2026, as compared to 3.17% and 25.02%, respectively, for the same period in 2025.  Our efficiency ratio for the three months ended September 30, 2026 was 41.60% as compared to 41.12% for the same period in 2025. Our efficiency ratio for the nine months ended September 30, 2026 was 44.02% as compared to 39.94% for the same period in 2025. The increase in the efficiency ratio for the nine months ended September 30, 2026 was primarily driven by the disposition of the Company’s oil and gas assets in the second quarter, which resulted in a $2.1 million pre-tax loss recorded in noninterest expense and a corresponding reduction in oil and gas related noninterest income.

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

	Net Interest Margin
	For the Three Months Ended September 30,
	2026			2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments	$234,057	$2,119	3.59%	$228,755	$2,477	4.30%
Debt securities, taxable	40,889	243	2.36	45,853	266	2.30
Debt securities, tax exempt(1)	10,695	57	2.11	11,972	60	1.99
Loans held for sale	3,519	33	3.72	1,780	-	-
Total loans(2)	1,566,740	29,480	7.46	1,512,147	30,914	8.11
Total interest-earning assets	1,855,900	$31,932	6.83	1,800,507	$33,717	7.43
Noninterest-earning assets	40,508			42,578
Total assets	$1,896,408			$1,843,085

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$1,012,427	$7,015	2.75%	$1,040,322	$8,388	3.20%
Time deposits	292,564	2,616	3.55	233,433	2,303	3.91
Total interest-bearing deposits	1,304,991	9,631	2.93	1,273,755	10,691	3.33
Total interest-bearing liabilities	1,304,991	9,631	2.93	1,273,755	10,691	3.33

Noninterest-bearing liabilities:
Noninterest-bearing deposits	308,711			320,238
Other noninterest-bearing liabilities	11,377			11,501
Total noninterest-bearing liabilities	320,088			331,739
Shareholders’ equity	271,329			237,591
Total liabilities and shareholders’ equity	$1,896,408			$1,843,085

Net interest income		$22,301			$23,026
Net interest spread			3.90%			4.10%
Net interest margin			4.77%			5.07%

(1)	Taxable-equivalent yield of 2.82% as of September 30, 2026, applying a 25.1% effective tax rate.
(2)	Average loan balances include monthly average nonaccrual loans of $6.6 million and $5.4 million for the three months ended September 30, 2026 and September 30, 2025, respectively.

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025:

-	Total interest income on loans decreased $1.4 million, or 4.6%, to $29.5 million, due to decreased loan yields as discussed below;
-
Yields on our interest-earning assets totaled 6.83%, a decrease of 60 basis points which was primarily attributable to lower loan yields of 65 basis points, and a decrease in yield on short-term investments of 71 basis points; and

-	Net interest margin was 4.77% compared to 5.07%.

	Net Interest Margin
	For the Nine Months Ended September 30,
	2026			2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Short-term investments	$209,553	$5,620	3.59%	$238,118	$7,721	4.34%
Debt securities, taxable	42,196	742	2.35	47,248	827	2.34
Debt securities, tax exempt(1)	10,906	176	2.16	12,327	187	2.03
Loans held for sale	2,506	93	4.96	1,453	-	-
Total loans(2)	1,583,699	90,012	7.60	1,453,557	87,207	8.02
Total interest-earning assets	1,848,860	$96,643	6.99	1,752,703	$95,942	7.32
Noninterest-earning assets	39,059			41,871
Total assets	$1,887,919			$1,794,574

Funding sources:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$1,024,563	$20,958	2.73%	$1,001,583	$23,182	3.09%
Time deposits	273,187	7,286	3.57	235,278	7,152	4.06
Total interest-bearing deposits	1,297,750	28,244	2.91	1,236,861	30,334	3.28
Total interest-bearing liabilities	1,297,750	28,244	2.91	1,236,861	30,334	3.28

Noninterest-bearing liabilities:
Noninterest-bearing deposits	316,459			319,346
Other noninterest-bearing liabilities	10,023			10,657
Total noninterest-bearing liabilities	326,482			330,003
Shareholders’ equity	263,687			227,710
Total liabilities and shareholders’ equity	$1,887,919			$1,794,574

Net interest income		$68,399			$65,608
Net interest spread			4.08%			4.04%
Net interest margin			4.95%			5.00%

(1)	Taxable-equivalent yield of 2.86% as of September 30, 2026, applying a 24.5% effective tax rate.
(2)	Average loan balances include monthly average nonaccrual loans of $7.1 million and $5.9 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025:
-
Total interest income on loans increased $2.8 million, or 3.2%, to $90.0 million, due to an increase in the average loan balance of $130.1 million, partially offset by the decreased loan yields as discussed below;

-	Interest income on short-term investments decreased by $2.1 million, driven by a $28.6 million decline in average balances combined with lower yields;
-
Yields on our total interest-earning assets decreased by 33 basis points to 6.99%, which was driven predominantly by a 42 basis point decline in loan yields, and to a lesser extent, a 75 basis point decrease in yields on short-term investments; and

-	Net interest margin was 4.95% compared to 5.00%.

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

	Analysis of Changes in Interest Income and Expenses
	For the Three Months Ended
	September 30, 2026 vs 2025
	Change due to:
	Volume(1)	Rate(1)	Interest Variance

	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$57	$(415)	$(358)
Debt securities	(35)	9	(26)
Loans held for sale	-	33	33
Total loans	1,116	(2,550)	(1,434)
Total increase (decrease) in interest income	1,138	(2,923)	(1,785)

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	(225)	(1,148)	(1,373)
Time deposits	583	(270)	313
Total interest-bearing deposits	358	(1,418)	(1,060)
Total increase (decrease) in interest expense	358	(1,418)	(1,060)

Increase (decrease) in net interest income	$780	$(1,505)	$(725)

	Analysis of Changes in Interest Income and Expenses
	For the Nine Months Ended
	September 30, 2026 vs 2025
	Change due to:
	Volume(1)	Rate(1)	Interest Variance

	(Dollars in thousands)
Increase (decrease) in interest income:
Short-term investments	$(926)	$(1,175)	$(2,101)
Debt securities	(110)	14	(96)
Loans held for sale	-	93	93
Total loans	7,808	(5,003)	2,805
Total increase (decrease) in interest income	6,772	(6,071)	701

Increase (decrease) in interest expense:
Deposits:
Transaction accounts	532	(2,756)	(2,224)
Time deposits	1,152	(1,018)	134
Total interest-bearing deposits	1,684	(3,774)	(2,090)
Total increase (decrease) in interest expense	1,684	(3,774)	(2,090)

Increase (Decrease) in net interest income	$5,088	$(2,297)	$2,791

(1)	Variances attributable to both volume and rate are allocated on a consistent basis between rate and volume based on the absolute value of the variances in each category.

Weighted Average Yield of Debt Securities

The following table summarizes the maturity distribution schedule with corresponding weighted average taxable equivalent yields of the debt securities portfolio at September 30, 2026. The following table presents securities at their expected maturities, which may differ from contractual maturities. The Company manages its debt securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds:

	As of September 30, 2026
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total

	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *	Amount	Yield *
Available-for-sale	(Dollars in thousands)
Mortgage-backed securities	$4,077	1.62%	$3,304	1.40%	$1,315	1.37%	$13,874	1.73%	$22,570	1.64%
State and political subdivisions	2,392	1.65	8,707	1.74	3,119	1.67	-	-	14,218	1.71
U.S. treasuries	998	0.97	4,514	1.10	-	-	-	-	5,512	1.08
Corporate debt securities	-	-	-	-	5,239	3.36	-	-	5,239	3.36
Total	$7,467	1.55%	$16,525	1.49%	$9,673	2.51%	$13,874	1.73%	$47,539	1.78%
Percentage of total	15.71%		34.76%		20.35%		29.18%		100.00%

*Yield is on a taxable-equivalent basis using 21% tax rate

Provision for Credit Losses

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025:

-	The provision for credit losses decreased from $0.7 million to $0.

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025:

-	The provision for credit losses decreased from $0.7 million to $0.

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

For the three and nine months ended September 30, 2026, and 2025, all of our income before income taxes was generated from domestic operations. We do not currently have exposure to foreign tax jurisdictions; as such, our jurisdictional tax mix remains concentrated within the United States and specific state jurisdictions, primarily Oklahoma.

Our provision for income taxes was $3.4 million for the three months ended September 30, 2026, compared to $3.3 million for same period in 2025. This resulted in an effective tax rate of 25.06% in 2026, compared to 23.56% in 2025. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the effect of state income taxes (net of federal benefit) and nondeductible expenses. The year-over-year rate change was primarily driven by the impact of Oklahoma state taxes and certain nondeductible reconciling items. Cash taxes paid for the three months ended September 30, 2026 and 2025 totaled $3.8 million and $3.2 million, respectively, reflecting our domestic jurisdictional profile and the timing of estimated tax payments.

Our provision for income taxes was $9.9 million for the nine months ended September 30, 2026, compared to $10.3 million for the same period in 2025. This resulted in an effective tax rate of 24.46% in 2026, compared to 24.23% in 2025. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the effect of state income taxes (net of federal benefit) and nondeductible expenses. The year-over-year rate change was primarily driven by the impact of Oklahoma state taxes and certain nondeductible reconciling items. Cash taxes paid for the nine months ended September 30, 2026 and 2025 totaled $9.9 million and $10.4 million, respectively, reflecting our domestic jurisdictional profile and the timing of estimated tax payments.

Noninterest Income

The following tables set forth the major components of our noninterest income for the periods indicated:

	For the Three Months Ended
	September 30,
	2026	2025	$ Increase (Decrease)	% Increase (Decrease)

	(Dollars in thousands)
Noninterest income:
Mortgage lending income	$492	$391	$101	25.83%
Loss on sales of available-for-sale debt securities	(5)	(10)	5	-50.00%
Service charges on deposit accounts	235	248	(13)	-5.24%
Other income and fees	347	1,581	(1,234)	-78.05%
Total noninterest income	$1,069	$2,210	$(1,141)	-51.63%

Noninterest income for the three months ended September 30, 2026 was $1.1 million compared to $2.2 million for the same period in 2025, a decrease of $1.1 million, or 51.6%. The decrease was primarily driven by a $1.2 million decline in ‘Other income and fees’, which was attributable to the absence of oil and gas related revenues during the third quarter of 2026 following the disposition of the Company’s oil and gas assets. For comparison, the Company recognized $1.3 million of oil and gas related revenues during the same period in 2025.

	For the Nine Months Ended
	September 30,
	2026	2025	$ Increase (Decrease)	% Increase (Decrease)

	(Dollars in thousands)
Noninterest income:
Mortgage lending income	$1,343	$1,000	$343	34.30%
Loss on sales of available-for-sale debt securities	(5)	(10)	5	-50.00%
Service charges on deposit accounts	699	697	2	0.29%
Other income and fees	2,000	4,976	(2,976)	-59.81%
Total noninterest income	$4,037	$6,663	$(2,626)	-39.41%

Noninterest income for the nine months ended September 30, 2026 was $4.0 million compared to $6.7 million for the same period in 2025, a decrease of $2.6 million, or 39.4%. The decrease was primarily driven by a $3.0 million decline in ‘Other income and fees’, which was largely attributable to a reduction in oil and gas related revenues following the disposition of the Company’s oil and gas assets early in the second quarter of 2026. The Company recognized $0.9 million of oil and gas related revenues during the nine months ended September 30, 2026, compared to $4.0 million for the same period in 2025.

Noninterest Expense

The following tables set forth the major components of our noninterest expense for the periods indicated:

	For the Three Months Ended
	September 30,
	2026	2025	$ Increase (Decrease)	% Increase (Decrease)

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$5,740	$5,829	$(89)	-1.53%
Furniture and equipment	362	342	20	5.85%
Occupancy	659	668	(9)	-1.35%
Data and item processing	562	515	47	9.13%
Accounting, marketing, and legal fees	902	221	681	308.14%
Regulatory assessments	259	248	11	4.44%
Advertising and public relations	171	212	(41)	-19.34%
Travel, lodging and entertainment	185	112	73	65.18%
Other expense	915	2,203	(1,288)	-58.47%
Total noninterest expense	$9,755	$10,350	$(595)	-5.75%

Noninterest expense for the three months ended September 30, 2026 was $9.8 million compared to $10.4 million for the same period in 2025, a decrease of $0.6 million, or 5.7%. Accounting, marketing, and legal fees expense was $0.9 million for the three months ended September 30, 2026 compared to $0.2 million for the same period in 2025, an increase of $0.7 million, or 308.1%. The increase in accounting, marketing, and legal fees was primarily attributable to an increase in consulting and legal fees tied to the acquisition of Century Financial Services Corporation. Additionally, ‘Other expense’ decreased by $1.3 million, which was primarily driven by the disposition of the Company’s oil and gas assets during the second quarter of 2026.

	For the Nine Months Ended
	September 30,
	2026	2025	$ Increase (Decrease)	% Increase (Decrease)

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$18,267	$16,829	$1,438	8.54%
Furniture and equipment	1,126	954	172	18.03%
Occupancy	2,069	1,890	179	9.47%
Data and item processing	1,650	1,615	35	2.17%
Accounting, marketing, and legal fees	1,924	484	1,440	297.52%
Regulatory assessments	777	545	232	42.57%
Advertising and public relations	441	629	(188)	-29.89%
Travel, lodging and entertainment	359	289	70	24.22%
Other expense	5,372	5,729	(357)	-6.23%
Total noninterest expense	$31,985	$28,964	$3,021	10.43%

Noninterest expense for the nine months ended September 30, 2026 was $32.0 million compared to $29.0 million for the same period in 2025, an increase of $3.0 million, or 10.4%. Salaries and employee benefits expense was $18.3 million for the nine months ended September 30, 2026 compared to $16.8 million for the same period in 2025, an increase of $1.4 million, or 8.5%. The increase in salaries and employee benefits was primarily attributable to overall increases in compensation related to Company performance and efforts to effectively compete for executive and non-executive talent. Additionally, accounting, marketing, and legal fees increased by $1.4 million, which was primarily attributable to an increase in consulting and legal fees tied to the acquisition of Century Financial Services Corporation.

Financial Condition

The following discussion of our financial condition compares September 30, 2026 and December 31, 2025.

Total Assets

Total assets increased $43.3 million, or 2.2%, to $2.01 billion as of September 30, 2026, compared to $1.96 billion as of December 31, 2025.

Loan Portfolio

Our loans represent the largest portion of our earning assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. As of September 30, 2026, and December 31, 2025, our gross loans were $1.64 billion and $1.61 billion, respectively.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of September 30, 2026 and December 31, 2025:

	As of September 30,		As of December 31,
	2026		2025
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Construction & development	$250,732	15.3%	$224,566	14.0%
1-4 family real estate	135,519	8.3%	126,122	7.8%
Commercial real estate - other	628,229	38.4%	587,597	36.5%
Total commercial real estate	1,014,480	62.0%	938,285	58.3%

Commercial & industrial	536,427	32.8%	567,280	35.2%
Agricultural	72,863	4.5%	90,908	5.7%
Consumer	12,164	0.7%	12,894	0.8%
Gross loans	1,635,934	100.0%	1,609,367	100.0%
Less: unearned income, net	(3,046)		(2,936)
Total Loans, net of unearned income	1,632,888		1,606,431
Less: Allowance for credit losses	(19,367)		(19,407)
Net loans	$1,613,521		$1,587,024

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

The following tables show the contractual maturities of our gross loans as of the periods below:

	As of September 30, 2026
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years		Total

	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate

	(Dollars in thousands)
Construction & development	$10,846	$153,692	$1,528	$82,859	$-	$550	$1,257	$-	$250,732
1-4 family real estate	11,063	29,066	28,012	59,590	693	6,001	1,094	-	135,519
Commercial real estate - other	29,618	108,800	49,030	402,192	128	34,446	4,015	-	628,229
Total commercial real estate	51,527	291,558	78,570	544,641	821	40,997	6,366	-	1,014,480

Commercial & industrial	42,719	237,686	11,883	235,473	471	8,195	-	-	536,427
Agricultural	22,838	22,230	6,353	19,317	104	1,767	254	-	72,863
Consumer	1,851	15	4,410	178	702	3,800	1,208	-	12,164
Gross loans	$118,935	$551,489	$101,216	$799,609	$2,098	$54,759	$7,828	$-	$1,635,934

	As of December 31, 2025
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years		Total

	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate

	(Dollars in thousands)
Construction & development	$638	$116,658	$10,497	$95,444	$-	$399	$930	$-	$224,566
1-4 family real estate	7,281	21,031	32,503	56,599	775	5,533	2,400	-	126,122
Commercial real estate - other	22,817	41,301	66,266	412,436	139	38,515	6,123	-	587,597
Total commercial real estate	30,736	178,990	109,266	564,479	914	44,447	9,453	-	938,285

Commercial & industrial	47,266	293,406	14,097	173,586	107	38,246	572	-	567,280
Agricultural	31,633	10,926	6,560	37,162	-	3,253	1,374	-	90,908
Consumer	1,747	2	4,866	258	806	3,714	1,501	-	12,894
Gross loans	$111,382	$483,324	$134,789	$775,485	$1,827	$89,660	$12,900	$-	$1,609,367

Allowance for Credit Losses

The allowance is based on management’s estimate of expected credit losses in the loan portfolio. In the opinion of management, the allowance is adequate to absorb estimated losses in the portfolio as of each balance sheet date. While management uses available information to analyze losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance. In analyzing the adequacy of the allowance, a comprehensive loan grading system to determine risk potential in loans is utilized together with the results of internal credit reviews.

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

The allowance was $19.4 million at September 30, 2026, compared to $19.4 million at December 31, 2025.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Nine Months Ended September 30,
	2026	2025
	(Dollars in thousands)
Balance at beginning of the period	$19,407	$17,918
Provision for credit losses for loans	-	700
Charge-offs:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	(36)	(197)
Commercial & industrial	-	-
Agricultural	(112)	-
Consumer	-	(3)
Total charge-offs	(148)	(200)
Recoveries:
Construction & development	-	-
1-4 family real estate	-	-
Commercial real estate - other	43	17
Commercial & industrial	62	963
Agricultural	-	4
Consumer	3	3
Total recoveries	108	987
Net recoveries (charge-offs)	(40)	787
Balance at end of the period	$19,367	$19,405
Net recoveries (charge-offs) to average loans	0.00%	0.07%

While the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance by loan category, and the percentage of allowance in each category, for the periods indicated:

	As of September 30,		As of December 31,
	2026		2025
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction & development	$1,208	6.2%	$1,222	6.3%
1-4 family real estate	901	4.7%	964	5.0%
Commercial real estate - other	6,461	33.4%	6,855	35.3%
Commercial & industrial	10,090	52.1%	9,369	48.2%
Agricultural	374	1.9%	612	3.2%
Consumer	333	1.7%	385	2.0%
Total	$19,367	100.0%	$19,407	100.0%

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

Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. Nonperforming assets consist of nonperforming loans plus OREO. Loans accounted for on a nonaccrual basis were $7.4 million as of September 30, 2026, and $6.5 million as of December 31, 2025. OREO was $0, and $461,000 as of September 30, 2026, and December 31, 2025, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of September 30, 2026	As of December 31, 2025
	(Dollars in thousands)
Nonaccrual loans(1)	$7,388	$6,460
Accruing loans 90 or more days past due	38	-
Total nonperforming loans	7,426	6,460
Total nonperforming assets(2)	$7,426	$6,460
Ratio of nonperforming loans to total loans	0.45%	0.40%
Ratio of nonaccrual loans to total loans	0.45%	0.40%
Ratio of allowance for credit losses to total loans	1.19%	1.21%
Ratio of allowance for credit losses to nonaccrual loans	262.14%	300.42%
Ratio of nonperforming assets to total assets	0.37%	0.33%

(1) Includes nonaccrual financial difficulty modifications of $2.5 and $0 million as of September 30, 2026 and December 31, 2025, respectively. See note 5 of the financial statements.
(2) Excludes OREO of $0 and $461,000 as of September 30, 2026 and December 31, 2025, respectively, as the balances are not considered material for separate disclosure.

The following tables present an aging analysis of loans as of the dates indicated:

	As of September 30, 2026
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total past due loans	Current	Gross loans

	(Dollars in thousands)
Construction & development	$-	$-	$-	$-	$-	$250,732	$250,732
1-4 family real estate	272	-	38	38	310	135,209	135,519
Commercial real estate - other	-	-	-	-	-	628,229	628,229
Commercial & industrial	-	372	-	-	372	536,055	536,427
Agricultural	-	-	-	-	-	72,863	72,863
Consumer	-	-	-	-	-	12,164	12,164
Total	$272	$372	$38	$38	$682	$1,635,252	$1,635,934

	As of December 31, 2025
	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90+ days past due	Loans 90+ days past due and accruing	Total Past Due Loans	Current	Gross loans

	(Dollars in thousands)
Construction & development	$79	$-	$-	$-	$79	$224,487	$224,566
1-4 family real estate	47	-	-	-	47	126,075	126,122
Commercial real estate - other	-	1,423	-	-	1,423	586,174	587,597
Commercial & industrial	1,702	80	3,429	-	5,211	562,069	567,280
Agricultural	-	-	-	-	-	90,908	90,908
Consumer	30	-	-	-	30	12,864	12,894
Total	$1,858	$1,503	$3,429	$-	$6,790	$1,602,577	$1,609,367

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

Outstanding loan balances categorized by internal risk grades as of the periods indicated are summarized as follows:

	As of September 30, 2026
	Pass	Watch	Special mention	Substandard	Total

	(Dollars in thousands)
Construction & development	$245,911	$-	$-	$4,821	$250,732
1-4 family real estate	134,320	-	-	1,199	135,519
Commercial real estate - other	608,915	17,704	-	1,610	628,229
Commercial & industrial	495,151	37,000	2,660	1,616	536,427
Agricultural	70,200	-	-	2,663	72,863
Consumer	12,164	-	-	-	12,164
Total	$1,566,661	$54,704	$2,660	$11,909	$1,635,934

	As of December 31, 2025
	Pass	Watch	Special mention	Substandard	Total

	(Dollars in thousands)
Construction & development	$222,688	$-	$1,323	$555	$224,566
1-4 family real estate	126,122	-	-	-	126,122
Commercial real estate - other	561,134	18,077	6,893	1,493	587,597
Commercial & industrial	505,252	37,285	18,908	5,835	567,280
Agricultural	87,129	-	3,779	-	90,908
Consumer	12,894	-	-	-	12,894
Total	$1,515,219	$55,362	$30,903	$7,883	$1,609,367

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

Of our interest-bearing deposits, some were obtained through brokered transactions. As of September 30, 2026 and December 31, 2025, brokered deposits were $95.2 million, and $205.6 million, respectively. Reciprocal deposits totaled $698.3 million and $576.5 million as of September 30, 2026 and December 31, 2025, respectively.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits were $385.6 million and $391.7 million as of September 30, 2026 and December 31, 2025, respectively, as calculated per regulatory guidance. These amounts were approximately 22.4% and 23.2% of deposits at September 30, 2026 and December 31, 2025, respectively.

Total deposits as of September 30, 2026 and December 31, 2025 were $1.72 billion and $1.70 billion, respectively. The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits.

	As of September 30,		As of December 31,
	2026		2025
	Amount	Percentage of Total	Amount	Percentage of Total

	(Dollars in thousands)
Noninterest-bearing demand	$328,111	19.1%	$341,416	20.1%
Interest-bearing transaction deposits	1,015,124	59.0%	1,023,325	60.1%
Savings deposits	84,736	4.9%	92,604	5.4%
Time deposits (less than $250,000)	190,097	11.0%	147,263	8.7%
Time deposits ($250,000 or more)	102,990	6.0%	96,225	5.7%
Total interest-bearing deposits	1,392,947	80.9%	1,359,417	79.9%
Total deposits	$1,721,058	100.0%	$1,700,833	100.0%

The following tables set forth the maturity of time deposits as of the dates indicated below:

	As of September 30, 2026 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total

	(Dollars in thousands)
Time deposits (less than $250,000)	$71,186	$60,134	$55,009	$3,768	$190,097
Time deposits ($250,000 or more)	26,773	56,019	19,212	986	102,990
Total time deposits	$97,959	$116,153	$74,221	$4,754	$293,087

	As of December 31, 2025 Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total

	(Dollars in thousands)
Time deposits (less than $250,000)	$56,951	$45,791	$37,766	$6,755	$147,263
Time deposits ($250,000 or more)	37,413	21,015	20,278	17,519	96,225
Total time deposits	$94,364	$66,806	$58,044	$24,274	$243,488

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

As of September 30, 2026, we had no unsecured fed funds lines with correspondent depository institutions, with no amounts advanced. In addition, based on the values of loans pledged as collateral, we had borrowing availability with the FHLB of $254.8 million as of September 30, 2026 and $213.8 million as of December 31, 2025, and we had access to approximately $263.7 million in liquidity with the Federal Reserve Bank as of September 30, 2026 and $288.6 million as of December 31, 2025.

On November 1, 2026, we paid approximately $63 million in cash for the Century acquisition, net of the $7.25 million good-faith deposit funded during the third quarter. We also assumed Century’s junior subordinated debentures and subordinated notes with an aggregate principal balance of approximately $39.5 million. The acquisition added approximately $1.2 billion of deposits.

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

As of September 30, 2026, the FDIC categorized the Bank as “well-capitalized” under the prompt corrective action framework.  There have been no conditions or events since September 30, 2026 that management believes would change this classification.

The table below presents our applicable capital requirements, as well as our capital ratios as of September 30, 2026 and December 31, 2025. The Company exceeded all regulatory capital requirements and the Bank was considered to be “well-capitalized” as of the dates reflected in the tables below.

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. As of September 30, 2026, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

The capital amounts and ratios presented below do not reflect the Century acquisition, which was completed on November 1, 2026. The shares of common stock issued in the acquisition will increase shareholders’ equity, while the goodwill and core deposit intangibles recorded in the acquisition will be deducted in calculating regulatory capital.

	Actual		With Capital Conservation Buffer		Minimum to be “Well- Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2026
Total capital (to risk-weighted assets)
Company	$284,900	16.29%	$183,615	10.50%	N/A	N/A
Bank	284,860	16.30%	183,509	10.50%	$174,771	10.00%
Tier 1 capital (to risk-weighted assets)
Company	265,069	15.16%	148,641	8.50%	N/A	N/A
Bank	265,028	15.16%	148,555	8.50%	139,816	8.00%
CET 1 capital (to risk-weighted assets)
Company	265,069	15.16%	122,410	7.00%	N/A	N/A
Bank	265,028	15.16%	122,339	7.00%	113,601	6.50%
Tier 1 capital (to average assets)
Company	265,069	14.07%	N/A	N/A	N/A	N/A
Bank	265,028	14.06%	N/A	N/A	94,227	5.00%

	Actual		With Capital Conservation Buffer		Minimum to be “Well- Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2025
Total capital (to risk-weighted assets)
Company	$261,451	15.24%	$180,076	10.50%	N/A	N/A
Bank	261,411	15.25%	179,970	10.50%	$171,400	10.00%
Tier 1 capital (to risk-weighted assets)
Company	241,580	14.09%	145,776	8.50%	N/A	N/A
Bank	241,540	14.09%	145,690	8.50%	137,120	8.00%
CET 1 capital (to risk-weighted assets)
Company	241,580	14.09%	120,051	7.00%	N/A	N/A
Bank	241,540	14.09%	119,980	7.00%	111,410	6.50%
Tier 1 capital (to average assets)
Company	241,580	12.82%	N/A	N/A	N/A	N/A
Bank	241,540	12.82%	N/A	N/A	94,213	5.00%

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. Total shareholders’ equity increased $22.7 million as of September 30, 2026 to $273.7 million, compared to $251.0 million as of December 31, 2025.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of September 30, 2026, and December 31, 2025:

	Payments Due as of September 30, 2026
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total

	(Dollars in thousands)
Deposits without a stated maturity	$1,427,971	$-	$-	$-	$1,427,971
Time deposits	288,333	4,445	292	17	293,087
Operating lease commitments	210	1,092	368	399	2,069
Total contractual obligations	$1,716,514	$5,537	$660	$416	$1,723,127

	Payments Due as of December 31, 2025
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total

	(Dollars in thousands)
Deposits without a stated maturity	$1,457,345	$-	$-	$-	$1,457,345
Time deposits	219,214	23,893	381	-	243,488
Operating lease commitments	621	798	368	359	2,146
Total contractual obligations	$1,677,180	$24,691	$749	$359	$1,702,979

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

The following table summarizes commitments as of the dates presented.

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Commitments to extend credit	$330,717	$324,748
Standby letters of credit	15,475	19,540
Total	$346,192	$344,288

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

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of expected credit losses over the contractual lives of financial assets measured at amortized cost. In the opinion of management, the allowance is adequate to absorb estimated losses in the portfolio as of each balance sheet date. While management uses available information to analyze losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and changes in the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance. In analyzing the adequacy of the allowance, a comprehensive loan grading system to determine risk potential in loans is utilized together with the results of internal credit reviews.

To estimate the allowance for credit losses, the loan portfolio is segmented based on shared risk characteristics, primarily by loan type.  Historical credit loss experience for each segment, adjusted for relevant current conditions and reasonable and supportable forecasts, is a significant input in determining the expected credit losses for each portfolio segment under the current expected credit loss methodology. These historical loss factors and adjustments are regularly evaluated and updated based on the evolving composition of each loan segment.  Other considerations in our current expected credit loss estimation process include current volumes and trends of delinquencies, nonaccrual loans, levels of bankruptcies, trends in criticized and classified loans, expected losses on real estate secured loans, impact of new credit products and policies, current and forecasted economic conditions, concentrations of credit risk, and the experience and abilities of our lending personnel in the current environment.  In addition to these segment-level estimations, loans with larger balances or unique risk profiles may be further analyzed based on specific facts and circumstances to refine the overall expected credit loss estimate.  This individual analysis helps ensure the allowance for credit losses appropriately reflects the expected credit losses in the portfolio.  Adjustments to the segment-level or portfolio-level expected credit loss estimates may be necessary when specific loan characteristics warrant a different loss expectation than indicated by the segment risk factors.

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

The following table summarizes the simulated change in net interest income and the fair value of equity ratio over a 12-month horizon as of the dates indicated:

	September 30, 2026		December 31, 2025
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+400	24.44%	23.23%	24.80%	20.66%
+300	18.65%	22.53%	19.28%	19.58%
+200	12.72%	21.78%	13.51%	18.45%
+100	6.41%	20.97%	7.41%	17.25%
Base	0.05%	20.11%	1.06%	15.98%
-100	-6.36%	19.18%	-4.27%	14.84%
-200	-10.00%	18.00%	-6.12%	13.48%

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2026.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026. This conclusion is due to the material weaknesses in our internal control over financial reporting that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, which have not yet been fully remediated.

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

Management is committed to the remediation of these material weaknesses. During the quarter ended September 30, 2026, we continued to implement our remediation plan, and these ongoing efforts represent a change in our internal control over financial reporting. Specific remediation activities undertaken during the quarter include:
•	Continued engagement of third-party consultants to assist in the implementation of our remediation plan and control testing.
•
Began management’s testing of the operating effectiveness of the redesigned controls over deposit operations, account reconciliations, related party transactions and the financial statement disclosure process.

•	Completed the implementation of enhancements to our information technology general controls, including processes related to access management and change management.
•
Performed user access reviews over key financial systems, including the core banking system, and refined user roles and system permissions to enforce appropriate segregation of duties within the accounting and finance functions.

•
Enhanced procedures to validate the completeness and accuracy of key reports and spreadsheets used in the operation of controls, including adding reconciliations and automated tie-out checks to key financial reporting schedules.

•
Continued to formalize documentation of control activities across the processes noted above, including defined control owners, frequency, and evidence of review, to address the control activities component of internal control.

•
Developed a plan to complete management’s testing of the operating effectiveness of the remediated controls, which we expect to complete in the fourth quarter of 2026, with the objective of concluding on the remediation of the material weaknesses as of December 31, 2026.

The material weaknesses will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. Other than these ongoing remediation efforts, there were no other changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, the Company or the Bank is a party to claims and legal proceedings arising in the ordinary course of business. Management does not believe any present litigation or the resolution thereof will have a material adverse effect on the business, consolidated financial condition or results of operations of the Company.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. The following risk factor supplements, and should be read in conjunction with, the risk factors disclosed in that report.

The integration of Century involves risks that could affect our results of operations.

On November 1, 2026, we completed our acquisition of Century, which added approximately $1.2 billion of deposits and extended our operations into New Mexico, a market in which we had not previously operated. The success of the acquisition will depend on our ability to integrate Century’s operations, systems, personnel and customer relationships, including the planned merger of Century Bank into the Bank on or about January 1, 2027 and the subsequent core system conversion, while retaining customers and deposits. Century’s loans were originated under its own underwriting standards, and the fair values assigned to the assets acquired and liabilities assumed are preliminary and subject to change. If integration does not proceed as planned, if acquired deposits run off or acquired loans experience greater credit losses than expected, or if goodwill and other intangible assets recorded in the acquisition become impaired, our financial condition and results of operations could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 26, 2023, the Company adopted a repurchase plan that authorizes the repurchase of up to 750,000 shares of the Company’s stock. The plan was renewed by the Board of Directors on August 20, 2025. Stock repurchases under the plan will take place pursuant to a Rule 10b5-1 Plan with pricing and purchasing parameters established by management. The Company may repurchase shares of common stock on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The stock repurchase plan does not obligate the Company to acquire any specific number of shares and will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under this plan will be retired subsequent to acquisition. During the three months ended September 30, 2026, there were no shares purchased under the Company’s repurchase plan.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended September 30, 2026, none of our officers or directors adopted or terminated a Rule 10b5-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

2.1	Stock Purchase Agreement by and between Bank7 Corp. and MCA Financial Group, LTD., dated July 1, 2026 (1)

2.2	First Amendment to Stock Purchase Agreement by and between Bank7 Corp. and MCA Financial Group, LTD., dated September 3, 2026 (2)

2.3**	Agreement and Plan of Merger, dated September 16, 2026, by and between Bank7 Corp. and Century Financial Services Corporation (3)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

(1) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 2, 2026.
(2) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on September 10, 2026.
(3) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on September 17, 2026.

* This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

** Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK7 CORP.

DATED:	November 9, 2026	By: /s/ Thomas L. Travis
Thomas L. Travis
Vice Chairman and Chief Executive Officer

DATED:	November 9, 2026	By: /s/ Kelly J. Harris
Kelly J. Harris
Executive Vice President and Chief Financial Officer